Form 10-Q
period 2016-03-31
Gramercy Property Trust
filed 2016-05-05
CIK 1297587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016
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
Yes ☐     No ☒
The number of shares outstanding of the registrant’s common stock, $0.01 par value, was 421,637,223 as of April 29, 2016.

GRAMERCY PROPERTY TRUST
FORM 10-Q

Gramercy Property Trust
Condensed Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

	March 31, 2016	December 31, 2015
Assets:
Real estate investments, at cost:
Land	$683,110	$702,557
Building and improvements	3,279,424	3,313,747
Less: accumulated depreciation	(114,389)	(84,627)
Total real estate investments, net	3,848,145	3,931,677
Cash and cash equivalents	67,124	128,031
Restricted cash	166,552	17,354
Investment in unconsolidated equity investments	527,269	580,000
Servicing advances receivable	—	1,382
Retained CDO bonds	8,786	7,471
Assets held for sale, net	10,548	420,485
Tenant and other receivables, net	43,209	34,234
Acquired lease assets, net of accumulated amortization of $84,671 and $54,323	631,048	682,174
Deferred costs, net of accumulated amortization of $1,558 and $892	17,152	13,950
Goodwill	3,477	3,568
Other assets	24,999	14,192
Total assets	$5,348,309	$5,834,518
Liabilities and Equity:
Liabilities:
Senior unsecured revolving credit facility	$122,760	$296,724
Exchangeable senior notes, net	107,205	106,581
Mortgage notes payable, net	491,360	530,222
Senior unsecured notes, net	148,935	99,124
Senior unsecured term loans, net	1,225,000	1,225,000
Total long-term debt, net	2,095,260	2,257,651
Accounts payable and accrued expenses	29,667	59,808
Dividends payable	46,790	8,980
Accrued interest payable	5,860	4,546
Deferred revenue	36,041	36,031
Below market lease liabilities, net of accumulated amortization of $21,240 and $17,083	238,115	242,456
Liabilities related to assets held for sale	376	291,364
Derivative instruments, at fair value	27,461	3,442
Other liabilities	9,060	8,271
Total liabilities	2,488,630	2,912,549
Commitments and contingencies
Noncontrolling interest in operating partnership	11,334	10,892
Equity:
Common shares, par value $0.01, 421,500,741 and 420,523,153 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively.	4,215	4,205
Series A cumulative redeemable preferred shares, par value $0.01, liquidation preference $87,500, 3,500,000 shares authorized, issued and outstanding at March 31, 2016.	84,394	84,394
Additional paid-in-capital	3,880,925	3,879,932
Accumulated other comprehensive loss	(20,527)	(5,751)
Accumulated deficit	(1,100,285)	(1,051,454)
Total shareholders' equity	2,848,722	2,911,326
Noncontrolling interest in other partnerships	(377)	(249)
Total equity	2,848,345	2,911,077
Total liabilities and equity	$5,348,309	$5,834,518

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2015
Revenues
Rental revenue	$92,095	$31,190
Third-party management fees	5,046	8,186
Operating expense reimbursements	22,582	8,138
Investment income	443	238
Other income	379	183
Total revenues	120,545	47,935
Operating Expenses
Property operating expenses	24,169	8,383
Property management expenses	4,521	5,166
Depreciation and amortization	58,248	18,698
General and administrative expenses	7,722	4,773
Acquisition and merger-related expenses	410	3,506
Total operating expenses	95,070	40,526
Operating Income	25,475	7,409
Other Expense:
Interest expense	(21,953)	(6,270)
Equity in net loss of unconsolidated equity investments	(2,755)	(1)
Loss on extinguishment of debt	(5,757)	—
Income (loss) from continuing operations before provision for taxes	(4,990)	1,138
Provision for taxes	(703)	(1,114)
Income (loss) from continuing operations	(5,693)	24
Income (loss) from discontinued operations	2,710	(62)
Gain on extinguishment of debt	1,930	—
Income (loss) from discontinued operations	4,640	(62)
Net loss	(1,053)	(38)
Net loss attributable to noncontrolling interest	120	42
Net income (loss) attributable to Gramercy Property Trust	(933)	4
Preferred share dividends	(1,559)	(1,559)
Net loss available to common shareholders	$(2,492)	$(1,555)
Basic earnings per share:
Net loss from continuing operations, after preferred dividends	$(0.02)	$(0.01)
Net income from discontinued operations	0.01	—
Net loss available to common shareholders	$(0.01)	$(0.01)
Diluted earnings per share:
Net loss from continuing operations, after preferred dividends	$(0.02)	$(0.01)
Net income from discontinued operations	0.01	—
Net loss available to common shareholders	$(0.01)	$(0.01)
Basic weighted average common shares outstanding	420,181,216	149,115,357
Diluted weighted average common shares and common share equivalents outstanding	420,181,216	149,115,357

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Net loss	$(1,053)	$(38)
Other comprehensive income (loss):
Unrealized gain on debt securities and derivative instruments:
Unrealized gain on available for sale debt securities	934	5,750
Unrealized loss on derivative instruments	(22,189)	(2,132)
Foreign currency translation adjustments	6,119	(218)
Reclassification of unrealized loss of terminated derivative instruments into earnings	360	—
Other comprehensive income (loss)	(14,776)	3,400
Comprehensive income (loss)	(15,829)	3,362
Net loss attributable to noncontrolling interest	120	42
Other comprehensive (income) loss attributable to noncontrolling interest	48	(38)
Comprehensive income (loss) attributable to Gramercy Property Trust	$(15,661)	$3,366

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and Noncontrolling Interests
(Amounts in thousands, except share data)

	Common Shares		Preferred Shares	Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)	Total Gramercy Property Trust	Noncontrolling interest
	Shares	Par Value							Total
Balance at December 31, 2015	420,523,153	$4,205	$84,394	$3,879,932	$(5,751)	$(1,051,454)	$2,911,326	$(249)	$2,911,077
Net loss	—	—	—	—	—	(933)	(933)	(112)	(1,045)
Change in net unrealized loss on derivative instruments	—	—	—	—	(22,189)	—	(22,189)	—	(22,189)
Change in net unrealized gain on debt securities	—	—	—	—	934	—	934	—	934
Reclassification of unrealized gain of terminated derivative instruments into earnings	—	—	—	—	360	—	360	—	360
Share based compensation - fair value	860,103	9	—	1,510	—	—	1,519	—	1,519
Proceeds from share options exercised	47,844	—		167			167		167
Conversion of Legacy OP Units to common shares	69,641	1	—	523	—	—	524	—	524
Reallocation of noncontrolling interest in the operating partnership	—	—	—	(1,207)	—	—	(1,207)	—	(1,207)
Foreign currency translation adjustment	—	—	—	—	6,119	—	6,119	(16)	6,103
Dividends on preferred shares	—	—	—	—	—	(1,559)	(1,559)	—	(1,559)
Dividends on common shares	—	—	—	—	—	(46,339)	(46,339)	—	(46,339)
Balance at March 31, 2016	421,500,741	$4,215	$84,394	$3,880,925	$(20,527)	$(1,100,285)	$2,848,722	$(377)	$2,848,345

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Cash Flows
(Amounts in thousands)

	Three Months Ended March 31,
	2016	2015
Operating Activities:
Net loss	$(1,053)	$(38)
Adjustments to net cash provided by operating activities:
Depreciation and amortization	58,248	18,698
Amortization of acquired leases to rental revenue and expense	(163)	(3,947)
Amortization of deferred costs	2,675	601
Amortization of discounts and other fees	(1,109)	(222)
Amortization of lease inducement costs	86	44
Straight-line rent adjustment	(6,761)	(2,172)
Distributions received from unconsolidated equity investments	9,961	103
Equity in net loss of unconsolidated equity investments	2,755	1
Loss on extinguishment of debt	3,827	—
Amortization of share-based compensation	1,150	733
Changes in operating assets and liabilities:
Restricted cash	5,598	(451)
Payment of capitalized leasing costs	(3,973)	(143)
Tenant and other receivables	(2,151)	(6,124)
Accrued interest	(8)	(10)
Other assets	(10,519)	7,686
Accounts payable, accrued expenses and other liabilities	(33,738)	(147)
Deferred revenue	(3,077)	3,841
Net cash provided by operating activities	21,748	18,443
Investing Activities:
Capital expenditures	(6,416)	(1,196)
Distributions received from unconsolidated equity investments	47,408	—
Proceeds from sale of real estate	416,094	—
Restricted cash held in escrow for 1031 exchange	(145,500)	—
Contributions to unconsolidated equity investments	(4,790)	(602)
Acquisition of real estate	(52,874)	(423,147)
Restricted cash for tenant improvements	198	(5,631)
Proceeds from repayments of servicing advances receivable	1,390	—
Net cash provided by (used in) investing activities	255,510	(430,576)
Financing Activities:
Proceeds from unsecured term loans and revolving credit facility	—	235,000
Proceeds from unsecured credit facility	75,000	—
Proceeds from senior unsecured notes	50,000	—
Repayment of unsecured term loans and revolving credit facility	(250,000)	—
Proceeds from mortgage notes payables	9,550	—
Repayment of mortgage notes payable	(198,189)	(971)
Offering costs	—	(331)
Proceeds from sale of common stock	—	16,173
Payment of deferred financing costs	(551)	(3,248)
Payment of debt extinguishment costs	(13,803)
Preferred shares dividends paid	(1,559)	(1,559)
Common shares dividends paid	(8,736)	(9,354)
Proceeds from exercise of stock options and employee purchase under the employee share purchase plan	167	14
Contributions from noncontrolling interests in other entities	—	169
Distribution to noncontrolling interest holders	(29)	(117)
Change in restricted cash from financing activities	(12)	(12)
Net cash provided by (used in) financing activities	(338,162)	235,764
Net decrease in cash and cash equivalents	(60,904)	(176,369)
Decrease in cash and cash equivalents related to foreign currency translation	(3)	15
Cash and cash equivalents at beginning of period	128,031	200,069
Cash and cash equivalents at end of period	$67,124	$23,715

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

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
In the Merger, Chambers was the legal acquirer and Legacy Gramercy was the accounting acquirer for financial reporting purposes. Thus, the financial information set forth herein subsequent to the close of the Merger on December 17, 2015 reflects results of the combined company, and financial information prior to the close of the Merger reflects Legacy Gramercy results. For this reason, period to period comparisons may not be meaningful. Refer to Note 4 for additional information on the Merger.
Unless the context requires otherwise, all references to “Company,” “Gramercy,” “we,” “our,” and “us” mean Legacy Gramercy and one or more of the Company’s subsidiaries for the period prior to the Merger closing and Gramercy Property Trust and one or more of the Company’s subsidiaries for periods following the Merger closing.
As of March 31, 2016, the Company owns, either directly or in an unconsolidated equity investment, a portfolio of 316 industrial, office, and specialty properties with 98.7% occupancy. Tenants include Bank of America, N.A., Healthy Way of Life II, LLC (d.b.a Life Time Fitness), Amazon.com, Inc., JPMorgan Chase Bank, N.A. Nuance Communications, Inc. and others. As of March 31, 2016, the Company’s asset management business, which operates under the name Gramercy Asset Management, manages for third-parties approximately $900,000 of commercial real estate assets, including approximately $459,000 of assets in Europe.
During the three months ended March 31, 2016, the Company acquired three properties aggregating 621,646 square feet in two separate transactions for a total purchase price of approximately $52,750.
During the three months ended March 31, 2016, the Company sold nine properties aggregating 2,095,194 square feet for total gross proceeds of approximately $531,500.
As of March 31, 2016, the Company’s wholly-owned portfolio of net leased properties is summarized as follows:

Property Type	Number of Properties	Rentable Square Feet	Occupancy
Industrial	154	34,384,245	98.4%
Office	113	9,865,700	98.8%
Specialty retail	9	1,187,258	100.0%
Total	276	45,437,203	98.5%

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code or IRC, and generally will not be subject to U.S. federal income taxes to the extent it distributes its taxable income, if any, to its shareholders. The Company has in the past established, and may in the future establish taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities.
The Company’s operating partnership, GPT Operating Partnership LP, or the Operating Partnership, indirectly owns (i) all of the Company’s consolidated real estate investments, (ii) the Company’s interests in unconsolidated investments and (iii) the entities, primarily a TRS, that conduct the Company’s third-party asset management operations. The Company is the sole general partner and 100% owner of the Operating Partnership. The Operating Partnership is the 100% owner of all of its direct and indirect subsidiaries, except that, as of March 31, 2016, third-party holders of limited partnership interests in Legacy Gramercy’s operating partnership, the entity that owns substantially all of Legacy Gramercy’s assets and investments, owned approximately 0.32% of the beneficial interest of the Company. These interests are referred to as the noncontrolling interests in Legacy Gramercy’s operating partnership. See Note 12 for more information on the Company’s noncontrolling interests.
2. Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, it does not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2016 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation. During the first quarter of 2016, the Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuances Costs, which requires the Company to reclassify debt financing costs, which were previously accounted for on the deferred costs line within the asset section, and present them in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, with the exception of deferred financing costs associated with the credit facility which remain in deferred costs in the asset section on the Condensed Consolidated Balance Sheets. Deferred financing costs totaling $6,389 have been reclassified in the December 31, 2015 Condensed Consolidated Balance Sheet from the deferred costs line and netted against the corresponding debt liability. See “Recently Issued Accounting Pronouncements” below for further discussion of the new accounting guidance for deferred financing costs.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the Company’s accounts and those of the Company’s subsidiaries which are wholly-owned or controlled by the Company, or entities which are variable interest entities, or VIEs, in which the Company is the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its investments for potential classification as variable interests by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

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
Acquired real estate investments involving sale-leasebacks that have newly-originated leases are recorded as asset acquisitions and accordingly, transaction costs incurred in connection with the acquisition are capitalized. Acquired real estate investments which are under construction are considered build-to-suit transactions and other acquired real estate investments that do not meet the definition of a business combination are recorded at cost. In build-to-suit transactions, the Company engages a developer to construct a property or provides funds to a tenant to develop a property. The Company capitalizes the funds provided to the developer/tenant and real estate taxes, if applicable, during the construction period.
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
In leasing space, the Company may provide funding to the lessee through a tenant allowance. If the Company is considered the owner of the leasehold improvements constructed using a tenant allowance, the Company capitalizes the amount of the allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or if the Company is not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue.
The Company also reviews the recoverability of the property’s carrying value when circumstances indicate a possible impairment of the value of a property, expected to result from the property’s use and eventual disposition. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded in the Condensed Consolidated Statements of Operations to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost of disposal. The estimated fair value of the asset becomes its new cost basis and if the asset is to be held and used, the new cost basis will be depreciated or amortized over its remaining useful life.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

Intangible Assets and Liabilities
The Company follows the acquisition method of accounting for business combinations. The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings and improvements on an as-if vacant basis and identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates, the value of in-place leases, and above-market and below-market ground rent intangibles.
The above- and below-market lease values are amortized as a reduction of and increase to rental revenue, respectively, over the remaining non-cancelable terms of the respective leases. The value of in-place leases is amortized to depreciation and amortization expense over the remaining non-cancelable term of the respective leases. To the extent acquired leases contain fixed rate renewal options that are below-market and determined to be material, the Company amortizes such below-market lease value into rental revenue over the renewal period. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the market lease intangibles will be written off to rental revenue and any unamortized balance of the in-place lease intangibles will be written off to depreciation and amortization expense. The above- and below-market ground rent intangible values are amortized as a reduction of and increase to rent expense, respectively, over the remaining non-cancelable terms of the respective leases. If the Company terminates its lease prior to its contractual expiration and no future rent payments will be paid, any unamortized balance of the ground rent intangibles will be written off to rent expense.
Intangible assets and liabilities consist of the following:

	March 31, 2016	December 31, 2015
Intangible assets:
In-place leases, net of accumulated amortization of $75,613 and $49,125	$550,230	$644,540
Above-market leases, net of accumulated amortization of $8,879 and $5,051	75,614	94,202
Below-market ground rent, net of accumulated amortization of $179 and $147	5,204	5,236
Amounts related to assets held for sale, net of accumulated amortization of $0	—	(61,804)
Total intangible assets	$631,048	$682,174
Intangible liabilities:
Below-market leases, net of accumulated amortization of $21,068 and $16,934	$234,617	$255,452
Above-market ground rent, net of accumulated amortization of $172 and $149	3,498	3,522
Amounts related to liabilities of assets held for sale, net of accumulated amortization of $0	—	(16,518)
Total intangible liabilities	$238,115	$242,456

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

The following table provides the weighted-average amortization period as of March 31, 2016 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted-Average Amortization Period	April 1 to December 31, 2016	2017	2018	2019	2020
In-place leases	9.5	$75,472	$86,996	$74,517	$61,701	$49,432
Total to be included in depreciation and amortization expense		$75,472	$86,996	$74,517	$61,701	$49,432
Above-market lease assets	7.5	$11,295	$13,173	$11,553	$9,987	$7,557
Below-market lease liabilities	20.3	(12,380)	(13,071)	(12,768)	(12,517)	(12,250)
Total to be included in rental revenue		$(1,085)	$102	$(1,215)	$(2,530)	$(4,693)

Below-market ground rent	42.1	$95	$127	$127	$127	$127
Above-market ground rent	37.3	(70)	(94)	(94)	(94)	(94)
Total to be included in property operating expense		$25	$33	$33	$33	$33
The Company recorded $27,560 and $7,997 of amortization of in-place lease intangible assets as part of depreciation and amortization for the three months ended March 31, 2016 and 2015, respectively. The Company recorded $181 and $3,945 of amortization of market lease intangible assets and liabilities as an increase (decrease) to rental revenue for the three months ended March 31, 2016 and 2015, respectively. The Company recorded $9 and $39 of amortization of ground rent intangible assets and liabilities as a reduction to other property operating expense for the three months ended March 31, 2016 and 2015, respectively.
Goodwill
Goodwill represents the fair value of the collaboration expected to be achieved upon consummation of a business combination and is measured as the excess of consideration transferred over the net assets acquired at acquisition date. The Company initially recognized goodwill of $3,887 related to the acquisition of Gramercy Europe Asset Management, however during the second quarter of 2015, as a result of finalization of the purchase price allocation for the acquisition, the Company decreased the amount allocated to goodwill by $85 and thus the final purchase price allocation to goodwill as a result of the acquisition was $3,802. The adjustment to goodwill for the finalized purchase price was primarily related to a reduction in the contract intangible value as well as an increase in the accrued income recorded for incentive fees. The carrying value of goodwill is adjusted each reporting period for the effect of foreign currency translation adjustments. The carrying value of goodwill at March 31, 2016 and December 31, 2015 was $3,477 and $3,568, respectively. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company did not record any impairment on its goodwill during the three months ended March 31, 2016 or 2015.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

Unconsolidated Equity Investments
The Company accounts for substantially all of its unconsolidated equity investments under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In unconsolidated equity investments, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as unconsolidated equity investments, as applicable, and subsequently are adjusted for equity interest in net income (loss) and cash contributions and distributions. The amount of the investments on the Condensed Consolidated Balance Sheets is evaluated for impairment at each reporting period. None of the unconsolidated equity investment debt is recourse to the Company. Transactions with unconsolidated equity method entities are eliminated to the extent of the Company’s ownership in each such entity. Accordingly, the Company’s share of net income (loss) of these equity method entities is included in consolidated net income (loss).
The Company’s 5.07% investment in CBRE Strategic Partners Asia, the Company’s unconsolidated equity investment described more in Note 5, is presented in the Condensed Consolidated Financial Statements at fair value. CBRE Strategic Partners Asia is an investment company that accounts for its investments at fair value with changes in the fair value of the investments recorded in the statement of operations. See the “Fair Value Measurements” section of Note 2 as well as Note 9, “Fair Value Measurements,” for further discussion of the fair value accounting methodology used for CBRE Strategic Partners Asia.
Carrying values of the Company’s unconsolidated equity investments were $527,269 and $580,000 at March 31, 2016 and December 31, 2015, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
Restricted Cash
The Company had restricted cash of $166,552 and $17,354 at March 31, 2016 and December 31, 2015, respectively, which primarily consists of proceeds from property sales held by qualified intermediaries to be used for tax-deferred, like-kind exchanges under IRC Section 1031, as well as reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain mortgage loan obligations.
Variable Interest Entities
During the first quarter of 2016, the Company adopted ASU 2015-02, Amendments to the Consolidation Analysis, which modified the analysis it must perform to determine whether it should consolidate certain types of legal entities. The Company’s operating partnerships, including both the GPT Operating Partnership, or the Operating Partnership, and Gramercy Operating Partnership, which is Legacy Gramercy’s operating partnership, are VIEs under the revised guidance and the Company is the primary beneficiary of each of them, because it holds majority ownership and exercises control over every aspect of the partnerships’ operations. Because the operating partnerships were already consolidated in the Company’s balance sheets, the revised guidance has no impact on the consolidated financial statements of the Company. The assets and liabilities of the Company and its operating partnerships are substantially the same, as the Company does not have any significant assets other than its investments in the operating partnerships. All of the Company's debt is also an obligation of the operating partnerships. There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption. In addition, there were no voting interest entities under prior existing guidance determined to be VIEs under the revised guidance.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

The Company had four consolidated VIEs as of March 31, 2016 and two consolidated VIEs as of December 31, 2015. The Company had four unconsolidated VIEs as of March 31, 2016 and December 31, 2015. The following is a summary of the Company’s involvement with VIEs as of March 31, 2016:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Assets
Consolidated VIEs
Operating partnerships	$5,348,309	$2,488,630	$5,348,309	$2,488,630
Proportion Foods	$8,329	$550	$8,329	$8,820
Gramercy Europe Asset Management (European Fund Manager)	$276	$1,029	$276	$1,029
Unconsolidated VIEs
Gramercy Europe Asset Management (European Fund Carry Co.)	$—	$—	$11	$28
Retained CDO Bonds	$8,786	$—	$1,202,885	$1,197,539
The following is a summary of the Company’s involvement with VIEs as of December 31, 2015:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Assets
Consolidated VIEs
Proportion Foods	$7,949	$16	$7,949	$8,183
Gramercy Europe Asset Management (European Fund Manager)	$334	$832	$334	$832
Unconsolidated VIEs
Gramercy Europe Asset Management (European Fund Carry Co.)	$—	$—	$11	$16
Retained CDO Bonds	$7,471	$—	$1,382,373	$1,282,583

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

Consolidated VIEs
Proportion Foods
In December 2015, the Company entered into a non-recourse financing arrangement with Big Proportion Austin LLC, or BIG, for a build-to-suit industrial property in Round Rock, Texas, or Proportion Foods. Concurrently, the Company entered into a forward purchase agreement with BIG, pursuant to which the Company will acquire the property, which is 100% leased to Proportion Foods, upon substantial completion of the facility’s development. The Company has determined that Proportion Foods is a VIE, as the equity holders of the entity do not have controlling financial interests and the obligation to absorb losses. The Company controls the activities that most significantly affect the economic outcome of Proportion Foods through its financing arrangement to fund the property’s development and its forward purchase agreement with BIG. As such, the Company has concluded that it is the entity’s primary beneficiary and has consolidated the VIE. The Company has a note receivable from BIG related to the financing arrangement, which is a note payable for BIG and thus eliminates upon consolidation of the VIE.
The construction of the facility on the property is expected to be complete in December 2016 and the Company has committed $24,950 in financing for the construction. BIG is responsible for funding in excess of the $24,950 mortgage note. As of March 31, 2016, the Company has funded $8,270 for the property.
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
As of March 31, 2016 and December 31, 2015, European Fund Carry Co. had net assets of $(17) and $(5).
Investment in Retained CDO Bonds
The Retained CDO Bonds are non-investment grade subordinate bonds, preferred shares and ordinary shares of three collateralized debt obligations, or CDOs, which the Company recognized subsequent to the disposal of its Gramercy Finance segment, or Gramercy Finance, and exit from the commercial real estate finance business in March 2013. The Company is not obligated to provide any financial support to these CDOs. The Company’s maximum exposure to loss is limited to its interest in the Retained CDO Bonds and the Company does not control the activities that most significantly impact the VIE’s economic performance.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

Assets Held for Sale and Discontinued Operations
As of March 31, 2016 and December 31, 2015, the Company had one and six assets classified as held for sale, respectively, which represent legacy Chambers properties that qualified as held for sale as of the closing date of the Merger and are included within discontinued operations, in accordance with ASC 360, as these assets acquired in the Merger do not align with the Company’s investment strategy and therefore will be sold. Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held for sale, depreciation and amortization expense is no longer recorded. Refer to Note 3 for further information on the Company’s assets held for sale and discontinued operations.
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
Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of March 31, 2016 and December 31, 2015 were $261 and $204, respectively. The Company continually reviews receivables related to rent, tenant reimbursements, and management fees, including incentive fees, and determines collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable.
Deferred Costs
Deferred costs consist of deferred financing costs, deferred acquisition costs, and deferred leasing costs. Deferred costs are presented net of accumulated amortization.
The Company’s deferred financing costs are comprised of costs associated with the Company’s unsecured credit facilities and include commitment fees, issuance costs, and legal and other third-party costs associated with obtaining the related financing. Deferred financing costs are amortized on a straight-line or effective interest basis over the contractual terms of the respective agreements and the amortization is reflected as interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. During the first quarter of 2016, the Company adopted accounting guidance related to the presentation of deferred financing costs on the balance sheet and reclassified amounts from the deferred costs line pertaining to debt arrangements other than its unsecured credit facilities, that were within the asset section, to instead be netted against the corresponding debt liability for all periods presented. See “Recently Issued Accounting Pronouncements” below for further discussion of the new accounting guidance for deferred financing costs.
The Company’s deferred acquisition costs consist primarily of lease inducement fees paid to secure acquisitions and are amortized on a straight-line basis over the related lease term as a reduction from rental revenue.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

The Company’s deferred leasing costs include direct costs, such as lease commissions, incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term as a reduction from rental revenue.
Fair Value Measurements
At March 31, 2016 and December 31, 2015, the Company measured its Retained CDO Bonds, derivative instruments, and CBRE Strategic Partners Asia on a recurring basis and measured its real estate investments classified as held for sale at Merger closing on a non-recurring basis. ASC 820-10, “Fair Value Measurements and Disclosures,” among other things, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments and other assets and liabilities at fair value. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of these assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The level of pricing observability generally correlates to the degree of judgment utilized in measuring the fair value of financial instruments and other assets and liabilities. The investment manager of CBRE Strategic Partners Asia applies valuation techniques for the Company’s investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third-party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to the Company’s ownership interest therein. The three broad levels defined are as follows:
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
For a further discussion regarding fair value measurements see Note 9, “Fair Value Measurements.”
Revenue Recognition
Real Estate Investments
Rental revenue from leases on real estate investments is recognized on a straight-line basis over the term of the lease, regardless of when payments are contractually due. The excess of rental revenue recognized over the amounts contractually due according to the underlying leases are included in deferred revenue on the Condensed Consolidated Balance Sheets. For leases on properties that are under construction at the time of acquisition, the Company begins recognition of rental revenue upon completion of construction of the leased asset and delivery of the leased asset to the tenant.
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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

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
Asset Management Business
The Company’s asset and property management agreements may contain provisions for fees related to dispositions, administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets. The Company recognizes revenue for fees pursuant to its management agreements in the period in which they are earned. Management fees received prior to the date earned are included in deferred revenue on the Condensed Consolidated Balance Sheets.
Certain of the Company’s asset management contracts include provisions that may allow it to earn additional fees, generally described as incentive fees or profit participation interests, based on the achievement of a targeted valuation of the managed assets or the achievement of a certain internal rate of return on the managed assets. The Company recognizes incentive fees on its asset management contracts based upon the amount that would be due pursuant to the contract, if the contract were terminated at the reporting date. If the contract may be terminated at will, revenue will only be recognized for the amount that would be due pursuant to that termination. If the incentive fee is a fixed amount, only a proportionate share of revenue is recognized at the reporting date, with the remaining fees recognized on a straight-line basis over the measurement period. The values of incentive management fees are periodically evaluated by management. For the three months ended March 31, 2016, and 2015, the Company recognized incentive fees of $973 and $3,035, respectively.
Investment and Other Income
Investment income consists primarily of income accretion on the Company’s Retained CDO Bonds, which are measured at fair value on a quarterly basis using a discounted cash flow model. Other income primarily consists of interest income on servicing advances and realized foreign currency exchange gain (loss).
Share-Based Compensation Plans
The Company has share-based compensation plans, described more fully in Note 11. The Company accounts for share-based awards using the fair value recognition provisions. Awards of shares or restricted shares are expensed as compensation over the benefit period and may require inputs that are highly subjective and require significant management judgment and analysis to develop. The Company assumes a forfeiture rate which impacts the amount of aggregate compensation cost recognized. In accordance with the provisions of the Company’s share-based compensation plans, the Company accepts the return of shares of the Company’s common shares, at the current quoted market price to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period. The Company also grants awards pursuant to its share-based compensation plans in the form of LTIP units, which are a class of limited partnership interests in the Company’s operating partnerships.
Foreign Currency
Gramercy Europe Asset Management operates an asset and property management business in the United Kingdom. The Company owns one property located in the United Kingdom and has unconsolidated equity investments in Europe and Asia. The Company also has euro-denominated borrowings outstanding under the multi-currency portion of its revolving credit facility. Refer to Note 5 for more information on the Company’s foreign unconsolidated equity investments.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

Translation
The Company has interests in the European Union and United Kingdom for which the functional currency is the euro and the British pound sterling, respectively. The Company performs the translation from the euro or the British pound sterling to the U.S. dollar for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The Company reports the gains and losses resulting from such translation as a component of other comprehensive income (loss). As of March 31, 2016 and 2015, the Company recorded net translation gains (losses) of $6,119 and $(218), respectively. These translation gains and losses are reclassified to earnings when the Company has substantially exited from all investments in the related currency.
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
Net realized gains (losses) are recognized on foreign currency transactions in connection with the transfer of cash from or to foreign operations of subsidiaries or equity investments to the parent company. For the three months ended March 31, 2016 and 2015, the Company recognized net realized foreign currency transaction gains (losses) of $105 and $(6), respectively, on such transactions.
Derivative and Non-Derivative Hedging Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes and foreign exchange rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives and non-derivative net investment hedges. The Company uses a variety of derivative instruments that are considered “plain vanilla” derivatives to manage, or hedge, interest rate risk. The Company enters into hedging and derivative instruments that will be maximally effective in reducing the interest rate risk and foreign currency exchange rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company’s derivative and non-derivative hedging instruments typically include interest rate swaps, caps, collars and floors, as well as non-derivative net investment hedges. The Company expressly prohibits the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.
The Company recognizes all derivatives on the Condensed Consolidated Balance Sheets at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and shareholders’ equity prospectively, depending on future levels of the London Interbank Offered Rate, or LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

The Company’s non-derivative hedging instrument, the foreign currency denominated tranche of the Company’s 2015 Revolving Credit Facility, is reported at carrying value on its Condensed Consolidated Balance Sheets. As the non-derivative net investment hedge is denominated in euros, the Company translates the carrying value in euros into its functional and reporting currency of U.S. dollars at the period-ending rate and reports this value in its financial statements, with the foreign currency translation adjustment associated with the hedged net investment reported in the cumulative translation adjustment within other comprehensive income (loss). Refer to Note 10 for more information on the Company’s derivative and non-derivative hedging instruments.
Other Assets
The Company makes payments for certain expenses such as insurance and property taxes in advance of the period in which it receives the benefit. These payments are classified as other assets and amortized over the respective period of benefit relating to the contractual arrangement. Other assets also includes deposits related to pending acquisitions and financing arrangements, as required by a seller or lender, respectively. Costs prepaid in connection with securing financing for a property are reclassified into deferred financing costs at the time the transaction is completed. Additionally, other assets includes costs of software purchased for internal use and as well as the value of contracts assumed by the Company pursuant to a business combination, such as asset or property management contracts.
Servicing Advances Receivable
The Company’s servicing advances receivable consisted of its accrual for the reimbursement of servicing advances, including expenses such as legal fees and professional fees incurred while the Company was the collateral manager of the CDOs, which were recognized as part of the disposal of Gramercy Finance in March 2013. For the three months ended March 31, 2016 and 2015, the Company received reimbursements from servicing advances of $1,390 and $0, respectively. As of March 31, 2016 and December 31, 2015, the servicing advances receivable was $0 and $1,382, respectively.
Retained CDO Bonds
The Retained CDO Bonds are non-investment grade subordinate bonds, preferred shares and ordinary shares of three CDOs, which the Company recognized at fair value and retained in March 2013 subsequent to the disposal of Gramercy Finance. Management estimated the timing and amount of cash flows expected to be collected and recognized an investment in the Retained CDO Bonds equal to the net present value of these discounted cash flows. There is no guarantee that the Company will realize any proceeds from this investment, or what the timing will be for the expected remaining life of the Retained CDO Bonds. The Company considers these investments to be not of high credit quality and does not expect a full recovery of interest and principal. Therefore, the Company has suspended interest income accruals on these investments. On a quarterly basis, the Company evaluates the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, the Company will record an other-than-temporary impairment, or OTTI, in the Condensed Consolidated Statements of Operations. To determine the component of the OTTI related to expected credit losses, the Company compares the amortized cost basis of the Retained CDO Bonds to the present value of the revised expected cash flows, discounted using the pre-impairment yield. Conversely, if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, the Company will prospectively adjust the yield using the effective yield method. Refer to Note 9 for further discussion regarding the fair value measurement of the Retained CDO Bonds. For the three months ended March 31, 2016 and 2015, the Company recognized no OTTI on its Retained CDO Bonds.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

A summary of the Company’s Retained CDO Bonds as of March 31, 2016 is as follows:

Description	Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain	Other-than-temporary impairment	Fair Value	Weighted Average Expected Life
Available for Sale, Non- investment Grade:
Retained CDO Bonds	9	$376,972	$6,842	$1,944	$—	$8,786	2.5
Total	9	$376,972	$6,842	$1,944	$—	$8,786	2.5
The following table summarizes the activity related to credit losses on the Retained CDO Bonds for the three month period ended March 31, 2016 and for the year ended December 31, 2015:

	2016	2015
Balance as of January 1, 2016 and January 1, 2015, respectively of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$3,196	$6,818
Additions to credit losses:	—	—
On Retained CDO Bonds for which an OTTI was not previously recognized	—	—
On Retained CDO Bonds for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	—	—
On Retained CDO Bonds for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	—	—
Reduction for credit losses:	—	—
On Retained CDO Bonds for which no OTTI was recognized in other comprehensive income at current measurement date	—	—
On Retained CDO Bonds sold during the period	—	—
On Retained CDO Bonds charged off during the period	—	—
For increases in cash flows expected to be collected that are recognized over the remaining life of the Retained CDO Bonds	(1,524)	(3,622)
Balance as of March 31, 2016 and December 31, 2015, respectively, of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$1,672	$3,196
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
For the three months ended March 31, 2016 and 2015, the Company recorded $703 and $1,114 of income tax expense, respectively. Tax expense for each year is comprised of federal, state, local, and foreign taxes. Income taxes,

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

primarily related to the Company’s TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if the Company believes it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.
The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of March 31, 2016 and December 31, 2015, the Company did not incur any material interest or penalties.
Earnings Per Share
The Company presents both basic and diluted earnings per share, or EPS. Basic EPS excludes dilution and is computed by dividing net income available to vested common shareholders by the weighted average number of vested common shares outstanding during the period. The Company has adopted the two-class computation method, and thus includes all participating securities in the computation of basic shares for the periods in which the Company has net income available to vested common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, as long as their inclusion would not be anti-dilutive. Refer to Note 11 for further discussion of the computation of EPS.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions.
Concentrations of credit risk also arise when a number of the Company’s tenants or asset management clients are engaged in similar business activities or are subject to similar economic risks or conditions that could cause their inability to meet contractual obligations to the Company. The Company regularly monitors its portfolio to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified. One asset management client, KBS, accounted for 86% and 80% of the Company’s management fee income for the three months ended March 31, 2016 and 2015, respectively. Gramercy Europe Asset Management accounted for 13% of the Company’s management fee income, including European asset management fee income, for the three months ended March 31, 2016. One tenant, Bank of America, N.A., accounted for 11% and 37% of the Company’s rental revenue for the three months ended March 31, 2016 and 2015 respectively. Additionally, for the three months ended March 31, 2016, there were three states, California, Florida, and Texas, that each accounted for 10% or more of the Company’s rental revenue.
Use of Estimates
The preparation of financial statements in conformity with Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic ASC 606, Revenue from Contracts with Customers. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires increased disclosures related to revenue recognition. The update was originally effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers, which deferred the effective date so that it is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption only permitted as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company will appropriately adopt and apply the guidance retrospectively for its fiscal year ended December 31, 2018 and the interim periods within that year. The Company is currently evaluating the guidance to determine the impact it may have on its Condensed Consolidated Financial Statements.
In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which amends the current consolidation guidance, including introducing a separate consolidation analysis specific to limited partnerships and other similar entities. Under this analysis, limited partnerships and other similar entities will be considered a VIE unless the limited partners hold substantive kick-out rights or participating rights. The guidance is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance during the first quarter of 2016, which did not result in changes to the Company’s conclusions regarding consolidation of applicable entities.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which serves to simplify the presentation of debt issuance costs in a company’s financial statements. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that liability. The update is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest, which allows an entity to present the debt issuance costs from a line-of-credit arrangement as an asset. The Company adopted this guidance during the first quarter of 2016 and reclassified amounts in each period presented. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements as the update relates only to changes in financial statement presentation. See the “Reclassification” section above for further details on the adoption of this guidance.
In April 2015, the FASB issued ASU 2015-05, Intangibles – Goodwill and Other – Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The update requires companies to account for the software license element of a cloud computing arrangement consistent with the acquisition of other software licenses and other licenses of intangible assets. The update is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance during the first quarter of 2016. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The update will be effective beginning in the first quarter of 2019 and early adoption is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its Condensed Consolidated Financial Statements.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The update serves to simplify the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification of awards on the statement of cash flows. The guidance in the ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted for any interim or annual period. The Company has not elected early adoption of the amendments in the updates and expects that the new guidance will not have a material impact on its Condensed Consolidated Financial Statements.
3. Dispositions, Assets Held for Sale, and Discontinued Operations
Real Estate Dispositions
During the three months ended March 31, 2016, the Company sold nine properties. During the three months ended March 31, 2015, the Company did not sell any properties. The nine property sales in 2016 consisted of all office properties that comprised an aggregate 2,095,194 square feet and generated gross proceeds of $531,500. The Company did not recognize any gains or impairments on disposals during the three months ended March 31, 2016. Six of the property sales in 2016 were structured as like-kind exchanges within the meaning of Section 1031 of the IRC. As a result of the sales, the Company deposited $175,808 of the total sales proceeds into an IRC Section 1031 exchange escrow account with a qualified intermediary. The Company then used $30,301 of these funds as consideration for one property acquisition during the three months ended March 31, 2016. Five of the properties sold during the three months ended March 31, 2016, which were sold for gross proceeds of $386,000, represent properties assumed in the Merger that were designated as held for sale at the time of Merger closing, thus they are included in discontinued operations for all periods presented. Four of the properties sold during the three months ended March 31, 2016, which were sold for gross proceeds of $145,500, were also assumed in the Merger and were classified as held for sale at the time of disposition, however they are not included in discontinued operations as they did not meet the definition of discontinued operations.
Assets Held for Sale
The Company separately classifies properties held for sale in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations. The Company had one and six assets classified as held for sale as of March 31, 2016 and December 31, 2015, respectively. In the normal course of business the Company identifies non-strategic assets for sale. Changes in the market may compel the Company to decide to classify a property held for sale or classify a property that was designated as held for sale back to held for investment. During the three months ended March 31, 2016 and 2015, the Company did not reclassify any properties previously identified as held for sale to held for investment.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

The following table summarizes the assets held for sale and liabilities related to the assets held for sale as of March 31, 2016 and December 31, 2015:

Assets held for sale	March 31, 2016	December 31, 2015
Real estate investments	$10,522	$348,582
Acquired lease assets	—	61,804
Other assets	26	10,099
Total assets	10,548	420,485
Liabilities related to assets held for sale
Mortgage notes payable, net	—	260,704
Below-market lease liabilities	—	16,518
Other liabilities	376	14,142
Total liabilities	376	291,364
Net assets held for sale	$10,172	$129,121
Discontinued Operations
The following operating results for Gramercy Finance, the assets previously sold and the assets that were assumed in the Merger and simultaneously designated as held for sale for the three months ended March 31, 2016 and 2015 are included in discontinued operations for all periods presented:

	Three Months Ended March 31,
	2016	2015
Operating Results:
Revenues	$5,857	$(100)
Operating expenses	(2,180)	210
General and administrative expense	(12)	(172)
Interest expense	(955)	—
Gain on extinguishment of debt	1,930	—
Net income (loss) from discontinued operations	$4,640	$(62)
Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows. The table below presents additional relevant information pertaining to results of discontinued operations for the three months ended March 31, 2016 and 2015, including depreciation, amortization, capital expenditures, and significant operating and investing noncash items:

	Three Months Ended March 31,
	2016	2015
Significant operating noncash items	$(9,455)	$—
Increase in cash and cash equivalents related to foreign currency translation	275	—
Total	$(9,180)	$—

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

4. Real Estate Investments
Property Acquisitions
During the three months ended March 31, 2016, the Company’s property acquisitions are summarized as follows:

Property Type	Number of Properties	Square Feet	Purchase Price
Industrial	3	621,646	$52,750
Total	3	621,646	$52,750
During the year ended December 31, 2015, the Company’s property acquisitions are summarized as follows:

Property Type(1)	Number of Properties	Square Feet	Purchase Price
Industrial(2)	95	23,972,916	$1,561,828
Office(2)	53	8,496,686	1,864,235
Specialty retail	10	1,330,544	300,500
Total	158	33,800,146	$3,726,563

(1)	Includes 104 properties acquired as part of the Merger, of which 60 were industrial properties that comprise 17,355,358 square feet and 44 were office properties that comprise 7,205,381 square feet.

(2)
The Company assumed mortgages on 17 of its property acquisitions in 2015. The unpaid principal value of the mortgages assumed at acquisition was $153,877. Additionally, the Company assumed 30 mortgages in connection with 29 properties acquired as part of the Merger in 2015. The unpaid principal value of the mortgages assumed with the Merger was $464,292, of which $254,291 was classified as held for sale upon closing of the Merger. Refer to Note 6 for more information on the Company’s debt obligations related to acquisitions.

The Company recorded revenues and net income for the three months ended March 31, 2016 of $652 and $464, respectively, related to its three real estate acquisitions during the period. The Company recorded revenues and net loss for the three months ended March 31, 2015 of $3,446 and $472, respectively, related to its 27 real estate acquisitions during the period.
Property Purchase Price Allocations
The Company is currently analyzing the fair value of the lease and real estate assets of ten of its property investments acquired in 2015, and accordingly, the purchase price allocations are preliminary and subject to change. The initial recording of the assets is summarized as follows:

		Preliminary Allocations recorded
Period of Acquisition	Number of Acquisitions	Real Estate Assets	Intangible Assets	Intangible Liabilities
Year Ended December 31, 2015(1)	10	$259,093	$—	$—

(1)
Allocations exclude the 104 properties acquired as part of the Merger Portfolio, which are separately disclosed below in the section, “Merger with Chambers.” Additionally, allocations include real estate assets of $7,947 for Proportion Foods, a consolidated VIE. Refer to Note 2 for more information on Proportion Foods.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

During the three months ended March 31, 2016 and the year ended December 31, 2015, the Company finalized the purchase price allocations for five and 141 properties acquired in prior periods, respectively, for which the Company had recorded preliminary purchase price allocations at the time of acquisition. The aggregate changes from the preliminary purchase price allocations to the finalized purchase price allocations, in accordance with ASU 2015-16, which the Company adopted in the third quarter of 2015, are shown in the table below:

	Preliminary Allocations recorded				Finalized Allocations recorded
Period Finalized	Number of Acquisitions	Real Estate Assets	Intangible Assets	Intangible Liabilities	Real Estate Assets	Intangible Assets	Intangible Liabilities	Increase (Decrease) to Rental Revenue	(Increase) Decrease to Depreciation and Amortization Expense
Three Months Ended March 31, 2016	5	$63,309	$2,084	$184	$56,656	$8,553	$—	$(18)	$13
Year Ended December 31, 2015(1)	141	$1,373,360	$320,066	$81,961	$1,535,763	$302,083	$226,381	$2,307	$(205)

(1)	Allocations for the year ended December 31, 2015 include the 67 properties acquired as part of the Bank of America Portfolio.
Pro Forma
The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the three months ended March 31, 2016 and 2015 as though the acquisitions closed during the three months ended March 31, 2016 and 2015 were completed on January 1, 2015. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods. The table includes pro forma operating results for the assets acquired in the Merger.

	Three Months Ended March 31,
	2016	2015
Pro forma revenues	$112,243	$119,034
Pro forma net income available to common shareholders(1)	$(7,558)	$8,910
Pro forma income per common share-basic	$(0.02)	$0.06
Pro forma income per common share-diluted	$(0.02)	$0.06
Pro forma common shares-basic	420,181,216	149,937,452
Pro forma common share-diluted	420,181,216	155,132,478

(1)	Net income for each period has been adjusted for acquisition costs related to the property acquisitions during the period.
Merger with Chambers
As described in Note 1, on December 17, 2015, the Company completed a merger transaction in which Legacy Gramercy merged with and into a subsidiary of Chambers. In accordance with ASC 805, Business Combinations, the Merger was accounted for as a reverse acquisition, with Chambers as the legal acquirer and Legacy Gramercy as the accounting acquirer for financial reporting purposes. At Merger closing, each share of Legacy Gramercy common stock, par value $0.001 per share, that was issued and outstanding immediately prior to the effective time of the Merger, was canceled and converted into the right to receive 3.1898 common shares, par value $0.01 per share, of the Company.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

Because the Merger is accounted for as a reverse acquisition, consideration for the Merger is computed as if Legacy Gramercy had issued its equity interests to Chambers shareholders. Consideration for the Merger was $1,829,241, based on Legacy Gramercy’s closing stock price of $24.63 on December 17, 2015, the number of Chambers common shares outstanding at the close of the Merger, and the Merger Agreement exchange ratio of 3.1898 set forth in the Agreement and Plan of Merger, dated as of July 1, 2015, related to the Merger, or the Merger Agreement.
The Company is in the process of completing the allocation of the purchase price for the Merger, which the Company expects to finalize later this year. The following table summarizes the preliminary purchase price allocation, which represents the current best estimate of acquisition date fair values of the assets acquired and liabilities assumed:

Assets
Investments:
Land	$261,514
Buildings and improvements	1,651,462
Net investments	1,912,976
Cash and cash equivalents	24,687
Restricted cash	8,990
Unconsolidated equity investments	556,232
Tenant and other receivables, net	10,885
Acquired lease assets	387,988
Deferred costs and other assets	5,002
Assets held for sale	$418,115
Total assets	$3,324,875
Liabilities
Mortgage notes payable	$218,945
Revolving credit facilities and term loans	860,000
Below-market lease liabilities	40,593
Accounts payable, accrued expenses, and other liabilities	87,106
Liabilities related to assets held for sale	288,990
Total liabilities	$1,495,634
Estimated fair value of net assets acquired	$1,829,241
The final allocation of the purchase price will be based on the Company’s assessment of the fair value of the acquired assets and liabilities and may differ significantly from the estimated preliminary allocation. During the three months ended March 31, 2016, the Company recorded adjustments to the preliminary purchase price allocation for Chambers as a result of further evaluation of the fair value of the assets acquired and liabilities assumed. The adjustments recorded resulted in a decrease to the allocation to assets acquired by $328 and a decrease to the allocation to liabilities assumed by $328. The preliminary purchase price allocation adjustments also resulted in an increase in net income of $7 to record adjustments to depreciation and amortization expense related to the adjustments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

Acquisition of Gramercy Europe Asset Management
On December 19, 2014, the Company acquired ThreadGreen Europe Limited, a United Kingdom based property and asset management platform, which the Company subsequently renamed Gramercy Europe Limited, or Gramercy Europe Asset Management, for $3,755 and the issuance of 96,535 shares of the Company’s common stock, valued at $652 as of the date of closing. The Company accounted for the acquisition utilizing the acquisition method of accounting for business combinations. The Company initially recognized assets of $902, liabilities of $398, and goodwill of $3,887, as well as a $16 realized foreign currency transaction loss related to the acquisition and during the second quarter of 2015, the Company finalized the purchase price allocation, which resulted in an increase to the allocation to assets by $190, an increase to the allocation to liabilities by $105, a decrease to goodwill by $85, and a decrease to net income of $80 to record adjustments to amortization and incentive fees. The final allocation of the purchase price included assets of $1,092, liabilities of $503, and goodwill of $3,802. Goodwill represents the fair value of the collaboration expected to be achieved upon consummation of a business combination and is measured as the excess of consideration transferred over the net assets acquired at acquisition date. For more information on Gramercy Europe Asset Management, refer to Note 5.
5. Unconsolidated Equity Investments
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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

As of March 31, 2016 and December 31, 2015, the Company owned properties through unconsolidated equity investments and had investment interests in these unconsolidated entities as follows:

				As of March 31, 2016		As of December 31, 2015
Investment	Ownership %	Voting Interest %	Partner	Investment in Unconsolidated Equity Investment(1)	Number of Properties	Investment in Unconsolidated Equity Investment(1)	Number of Properties
Gramercy European Property Fund (2)	19.8%	19.8%	Various	$26,228	15	$23,381	12
Philips Joint Venture	25.0%	25.0%	Various	—	1	—	1
Duke Joint Venture	80.0%	50.0%	Duke Realty	291,324	9	352,932	13
Goodman Europe Joint Venture	80.0%	50.0%	Goodman Group	163,884	9	158,863	9
Goodman UK Joint Venture	80.0%	50.0%	Goodman Group	38,096	3	36,698	3
CBRE Strategic Partners Asia	5.07%	5.07%	Various	5,126	2	5,508	2
Morristown Joint Venture	50.0%	50.0%	21 South Street	2,611	1	2,618	1
Total				$527,269	40	$580,000	41

(1)
The amounts presented include basis differences of $101,236, $38,651 and $6,140, net of accumulated amortization, for the Duke Joint Venture, Goodman Europe Joint Venture, and Goodman UK Joint Venture, respectively, as of March 31, 2016. The amounts presented include basis differences of $136,198, $37,371, and $6,578, net of accumulated amortization, for the Duke Joint Venture, Goodman Europe Joint Venture, and Goodman UK Joint Venture, respectively, as of December 31, 2015.

(2)	Includes European Fund Carry Co., which has a carrying value of $(7) and $0 for the Company’s 25% interest as of March 31, 2016 and December 31, 2015, respectively.
The following is a summary of the Company’s unconsolidated equity investments for the three months ended March 31, 2016:

Unconsolidated Equity Investments
Balance as of December 31, 2015	$580,000
Contributions to unconsolidated equity investments	2,471
Equity in net loss of unconsolidated equity investments, including adjustments for basis differences	(2,755)
Other comprehensive income of unconsolidated equity investments	7,576
Distributions from unconsolidated equity investments	(57,368)
Purchase price allocation adjustments	(2,655)
Balance as of March 31, 2016	$527,269
Gramercy European Property Fund
In December 2014, the Company, along with several equity investment partners, formed Gramercy European Property Fund, a private real estate investment fund, which targets single-tenant industrial, office and specialty retail assets throughout Europe. The equity investors, including the Company, have collectively committed approximately $401,145 (€352,500) in equity capital comprised of an initial commitment of approximately $287,345 (€252,500), including $56,900 (€50,000) from the Company and $230,445 (€202,500) from its equity investment partners, plus an additional $113,800 (€100,000) from certain equity investment partners, not including the Company, after the first $287,345 (€252,500) has been invested. As of March 31, 2016 and December 31, 2015, the Company contributed $28,134 (€25,358) and $25,663 (€23,160) to the Gramercy European Property Fund, respectively. During the three months ended March 31, 2016 and the year ended December 31, 2015, the Gramercy European Property Fund acquired three and 12 properties, respectively, located in Germany, the Netherlands, Poland, and the United Kingdom.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

Philips Building
The Philips Joint Venture is a fee interest in 200 Franklin Square Drive, a 199,900 square foot building located in Somerset, New Jersey which is 100% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics through December 2021, or the Philips Joint Venture. The property is financed by a $40,127 fixed rate mortgage note with maturity in September 2035. The loan had an anticipated repayment date in September 2015 and, as such, distributions from the property began paying down the loan in September 2015. During the three months ended March 31, 2016 and 2015 the Company received distributions of $0 and $103 from the joint venture, respectively.
Duke
The Duke Joint Venture invests in industrial and office properties located throughout the United States. The Company’s investment partner, Duke Realty, acts as the managing member of the Duke Joint Venture, is entitled to receive fees in connection with the services it provides to the Duke Joint Venture, including asset management, construction, development, leasing and property management services, and is entitled to a promoted interest in the Duke Joint Venture. The Company has joint approval rights with Duke over all major policy decisions. Pursuant to the Duke Amended and Restated Operating Agreement, the Company has the right to a call option to acquire Duke’s entire interest in the Duke Joint Venture, with the value of such interest based on the opinions of qualified appraisers and which the Company can exercise upon the occurrence and adoption by resolution of certain triggering events. Additionally, the Duke Joint Venture has certain rights to participate in the development of certain adjacent and nearby parcels of land currently owned by Duke. The Company received distributions of $53,807 from the Duke Joint Venture during the three months ended March 31, 2016.
Goodman Joint Ventures
The Goodman UK Joint Ventures invests in industrial properties in the United Kingdom and the Goodman Europe Joint Venture invests in industrial properties in France and Germany. The Goodman UK and Goodman Europe Joint Ventures pay certain fees to certain Goodman Group subsidiaries in connection with the services they provide to the Goodman UK and Goodman Europe Joint Ventures, including but not limited to investment advisory, development management and property management services. Goodman is entitled to a promoted interest in the Goodman UK and Goodman Europe Joint Ventures.
If a deadlock has arisen pertaining to a major decision regarding a specific property, either shareholder may exercise a buy-sell option in relation to the relevant property for the Goodman UK and Goodman Europe Joint Ventures. After the initial investment period, either shareholder wishing to exit the Goodman Europe and Goodman UK Joint Venture may exercise a buy-sell option with respect to its entire interest. During the three months ended March 31, 2016, the Company received distributions of $0 and $3,561 from the Goodman UK Joint Venture and the Goodman Europe Joint Venture, respectively.
CBRE Strategic Partners Asia
CBRE Strategic Partners Asia is a real estate investment fund with investments in China. CBRE Strategic Partners Asia had an eight-year original term, which began on January 31, 2008 and may be extended for up to two one-year periods with the approval of two-thirds of the limited partners. CBRE Strategic Partners Asia’s commitment period has ended; however, it may call capital to fund operations, obligations and liabilities. For the three months ended March 31, 2016, no capital has been committed or distributed. In March 2016, the limited partners approved a one-year extension of the fund’s life. CBRE Strategic Partners Asia is managed by CBRE Investors SP Asia II, LLC, an affiliate of CBRE Global Investors. CBRE Strategic Partners Asia is not obligated to redeem the interests of any of its investors, including of the Company, prior to 2017. Except in certain limited circumstances such as transfers to affiliates or successor trustees or state agencies, the Company will not be permitted to sell its interest in CBRE Strategic Partners Asia without the prior written consent of the general partner, which the general partner may withhold in its sole discretion.
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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

The Condensed Consolidated Balance Sheets for the Company’s unconsolidated equity investments at March 31, 2016 are as follows:

	As of March 31, 2016
	Duke Joint Venture	Goodman UK Joint Venture	Goodman Europe Joint Venture	Gramercy European Property Fund	CBRE Strategic Partners Asia	Other(1)	Total
Assets:
Real estate assets, net(2)	$342,437	$41,011	$287,922	$282,178	$109,554	$50,423	$1,113,525
Other assets	25,138	6,122	40,106	58,861	9,337	3,390	142,954
Total assets	$367,575	$47,133	$328,028	$341,039	$118,891	$53,813	$1,256,479
Liabilities and members’ equity:
Mortgages payable	$12,992	$—	$127,137	$170,431	$—	$40,127	$350,687
Other liabilities	6,329	1,049	5,676	38,074	13,948	3,839	68,915
Total liabilities	19,321	1,049	132,813	208,505	13,948	43,966	419,602
Gramercy Property Trust equity	291,324	38,096	163,884	26,235	5,126	2,604	527,269
Other members’ equity	56,930	7,988	31,331	106,299	99,817	7,243	309,608
Liabilities and members’ equity	$367,575	$47,133	$328,028	$341,039	$118,891	$53,813	$1,256,479

(1)	Includes Philips Joint Venture, Morristown Joint Venture, and European Fund Carry Co.

(2)	Includes REIT basis adjustments that were recorded by the Company to adjust the unconsolidated equity investments to fair value upon closing of the Merger.
The Condensed Consolidated Balance Sheets for the Company’s unconsolidated equity investments at December 31, 2015 are as follows:

	As of December 31, 2015
	Duke Joint Venture	Goodman UK Joint Venture	Goodman Europe Joint Venture	Gramercy European Property Fund	CBRE Strategic Partners Asia	Other(1)	Total
Assets:
Real estate assets, net(2)	$443,313	$42,584	$276,925	$236,312	$109,554	$50,698	$1,159,386
Other assets	32,739	3,427	42,139	39,983	9,337	15,954	143,579
Total assets	$476,052	$46,011	$319,064	$276,295	$118,891	$66,652	$1,302,965
Liabilities and members’ equity:
Mortgages payable	$56,105	$—	$121,350	$143,616	$—	$40,424	$361,495
Other liabilities	6,035	1,783	8,622	14,581	13,948	16,540	61,509
Total liabilities	62,140	1,783	129,972	158,197	13,948	56,964	423,004
Gramercy Property Trust equity	352,932	36,698	158,863	23,385	5,508	2,614	580,000
Other members’ equity	60,980	7,530	30,229	94,713	99,435	7,074	299,961
Liabilities and members’ equity	$476,052	$46,011	$319,064	$276,295	$118,891	$66,652	$1,302,965

(1)	Includes Philips Joint Venture, Morristown Joint Venture, and European Fund Carry Co.

(2)	Includes REIT basis adjustments that were recorded by the Company to adjust the unconsolidated equity investments to fair value upon closing of the Merger.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

Certain real estate assets in the Company’s unconsolidated equity investments are subject to mortgage loans. The following is a summary of the secured financing arrangements within the Company’s unconsolidated equity investments as of March 31, 2016:

					Outstanding Balance(2)
Property	Unconsolidated Equity Investment	Ownership %	Interest Rate (1)	Maturity Date	March 31, 2016	December 31, 2015
Graben(3)	Goodman Europe Joint Venture	80.0%	2.39%	7/27/2017	$35,392	$33,781
Koblenz	Goodman Europe Joint Venture	80.0%	2.27%	12/12/2017	36,132	34,486
Durrholz	Gramercy European Property Fund	19.8%	1.20%	3/31/2020	13,451	12,937
Venray	Gramercy European Property Fund	19.8%	3.00%	12/2/2020	14,189	13,578
Bodenheim	Goodman Europe Joint Venture	80.0%	3.01%	11/25/2020	12,882	12,296
Bremen	Goodman Europe Joint Venture	80.0%	3.01%	11/25/2020	13,428	12,817
Lille	Goodman Europe Joint Venture	80.0%	3.13%	12/17/2020	29,304	27,970
Carlisle	Gramercy European Property Fund	19.8%	2.84%	2/19/2021	12,152	—
Lake Forest	Duke Joint Venture	80.0%	5.00%	8/1/2021	8,781	8,823
Tampa	Duke Joint Venture	80.0%	5.00%	9/1/2021	4,211	4,231
Rotterdam	Gramercy European Property Fund	19.8%	1.10%	12/30/2022	8,338	—
Uden	Gramercy European Property Fund	19.8%	1.10%	12/30/2022	9,745	9,331
Strykow	Gramercy European Property Fund	19.8%	1.10%	12/30/2022	20,954	20,063
Piaseczno	Gramercy European Property Fund	19.8%	1.10%	12/30/2022	8,900	8,522
Juchen	Gramercy European Property Fund	19.8%	1.10%	12/30/2022	20,627	19,750
Breda	Gramercy European Property Fund	19.8%	1.10%	12/30/2022	8,142	7,796
Berlin	Gramercy European Property Fund	19.8%	1.10%	12/30/2022	12,307	11,783
Potsdam	Gramercy European Property Fund	19.8%	1.10%	12/30/2022	9,514	9,109
Kerkade	Gramercy European Property Fund	19.8%	1.10%	12/30/2022	10,529	10,081
Zaandam	Gramercy European Property Fund	19.8%	1.10%	12/30/2022	12,744	12,203
Oud-Beijerland	Gramercy European Property Fund	19.8%	1.10%	12/30/2022	8,838	8,463
Philips	Philips Joint Venture	25.0%	6.90%	9/11/2035	40,127	40,424
Weston Pointe(4)	Duke Joint Venture	80.0%	N/A	N/A	—	43,051
Total					$350,687	$361,495

(1)	Represents the current interest rate as of March 31, 2016.

(2)	Mortgage loans amounts are presented at 100% of the amount in the unconsolidated equity investment.

(3)	Represents two properties under this mortgage loan.

(4)	Represents four properties under this mortgage loan, which were sold during the three months ended March 31, 2016.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

The Condensed Consolidated Statements of Operations for the unconsolidated equity investments for the three months ended March 31, 2016 and 2015 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	For the Three Months Ended March 31, 2016						For the Three Months Ended March 31, 2015
	Duke Joint Venture	Goodman UK Joint Venture	Goodman Europe Joint Venture	Gramercy European Property Fund	Other(1)	Total	Total(2)
Revenues	$10,536	$4,284	$6,121	$5,057	$301	$26,299	$959
Operating expenses	2,991	287	862	502	712	5,354	541
Acquisition expenses	—	—	—	666	—	666	—
Interest expense	436	—	923	927	729	3,015	522
Depreciation and amortization	3,729	750	2,290	2,345	333	9,447	313
Total expenses	7,156	1,037	4,075	4,440	1,774	18,482	1,376
Net income (loss) from operations	3,380	3,247	2,046	617	(1,473)	7,817	(417)
Loss on derivatives	—	—	—	(3,814)	—	(3,814)	—
Loss on extinguishment of debt	(7,962)	—	—	—	—	(7,962)
Net gain on disposals	38,535	—	—	—	—	38,535	—
Provision for taxes	—	—	—	(315)	—	(315)	—
Net income (loss)	$33,953	$3,247	$2,046	$(3,512)	$(1,473)	$34,261	$(417)
Company’s share in net income (loss)	$27,162	$2,597	$1,637	$(695)	$(79)	$30,622	(1)
Adjustments for REIT basis	(32,621)	(270)	(486)	—	—	(33,377)	—
Company’s equity in net income (loss) within continuing operations	$(5,459)	$2,327	$1,151	$(695)	$(79)	$(2,755)	$(1)

(1)	Includes Philips Joint Venture, Morristown Joint Venture, European Fund Carry Co., and CBRE Strategic Partners Asia.

(2)	Represents the Gramercy European Property Fund and the Philips Joint Venture.
6. Debt Obligations
Secured Debt
Mortgage Loans
Certain real estate assets are subject to mortgage loans. During the three months ended March 31, 2016, the Company did not assume any mortgages in connection with real estate acquisitions, however the Company entered into one non-recourse mortgage for $9,550 related to a prior period real estate acquisition. During the year ended December 31, 2015, the Company assumed $618,169 of non-recourse mortgages in connection with 46 real estate acquisitions, including $464,292 of non-recourse mortgages relating to 29 properties acquired in connection with the Merger.
During the three months ended March 31, 2016, the Company paid off the debt on six properties encumbered by mortgage loans and transferred one property encumbered by a mortgage loan, and as a result, the Company recorded a net loss on the early extinguishment of debt of $(3,827), including a gain on extinguishment of debt of $1,930 within discontinued operations, related to unamortized deferred financing costs and mortgage premiums (discounts) that were immediately expensed upon termination as well as early termination fees incurred for the extinguishments. The Company did not pay off any mortgage loans during the three months ended March 31, 2015. The Company’s mortgage loans include a series of financial and other covenants that the Company has to comply with in order to borrow under them. The Company was in compliance with the covenants under the facilities as of March 31, 2016.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

The following is a summary of the Company’s secured financing arrangements as of March 31, 2016:

Property	Interest Rate(1)	Maturity Date	Outstanding Balance
			March 31, 2016	December 31, 2015
Wilson	5.33%	10/1/2016	$8,545	$8,603
Arrowood	5.57%	11/11/2016	13,025	13,025
Point West I - Swapped to Fixed	3.41%	12/6/2016	10,310	10,391
Buford	7.46%	7/1/2017	15,840	15,947
100 Tice Blvd	5.97%	9/15/2017	18,179	18,340
100 Tice Blvd	5.97%	9/15/2017	18,180	18,341
4701 Gold Spike Drive(3)	4.45%	3/1/2018	9,701	9,754
1985 International Way(3)	4.45%	3/1/2018	6,741	6,777
3660 Deerpark Boulevard(3)	4.45%	3/1/2018	6,968	7,006
Tolleson Commerce Park II(3)	4.45%	3/1/2018	4,190	4,213
20000 S. Diamond Lake Road(3)	4.45%	3/1/2018	6,103	6,136
Ames(7)	5.53%	5/1/2018	16,785	16,900
Atrium I - Swapped to Fixed	3.78%	5/31/2018	20,410	20,644
Greenwood	3.28%	6/15/2018	7,567	7,610
Mt. Comfort	3.28%	6/15/2018	6,116	6,150
Blue Grass	4.28%	1/1/2019	12,605	12,696
Easton III - Swapped to Fixed	3.95%	1/31/2019	6,048	6,094
Fairforest Bldg. 6	5.42%	6/1/2019	1,307	1,398
North Rhett I	5.65%	8/1/2019	1,363	1,486
Lawrence	4.00%	1/1/2020	21,219	21,371
Kings Mountain II	5.47%	1/1/2020	2,702	2,859
Irving	5.46%	7/1/2020	21,730	21,800
Parsippany	5.46%	7/1/2020	14,879	14,926
Plantation(6)	5.46%	7/1/2020	17,635	17,692
Commerce	5.46%	7/1/2020	8,108	8,134
Redondo Beach	5.46%	7/1/2020	9,324	9,354
El Segundo	5.46%	7/1/2020	15,406	15,455
Richfield	5.46%	7/1/2020	7,906	7,931
Richardson	5.46%	7/1/2020	3,243	3,254
Houston(5)	5.46%	7/1/2020	17,352	17,407
Aurora	5.46%	7/1/2020	2,068	2,074
Dixon	5.46%	7/1/2020	8,108	8,134
1 Rocket Road	6.60%	8/1/2020	18,000	18,108
North Rhett II	5.20%	10/1/2020	1,155	1,210
Mount Holly Bldg.	5.20%	10/1/2020	1,155	1,210
Orangeburg Park Bldg.	5.20%	10/1/2020	1,174	1,230
Kings Mountain I	5.27%	10/1/2020	1,001	1,049
Des Plaines	5.25%	10/31/2020	2,519	2,537
Waco - Swapped to Fixed	4.55%	12/19/2020	15,410	15,485
Ten Parkway North	4.75%	1/1/2021	11,060	11,145
Union Cross Bldg. II	5.53%	6/1/2021	4,803	4,998
Union Cross Bldg. I	5.50%	7/1/2021	1,583	1,647
Yuma	5.15%	12/6/2023	12,200	12,247
Allentown	5.07%	1/6/2024	23,352	23,443
Fairforest Bldg. 5	6.33%	2/1/2024	6,874	7,040

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

Property	Interest Rate(1)	Maturity Date	Outstanding Balance
			March 31, 2016	December 31, 2015
North Rhett IV	5.80%	2/1/2025	7,126	7,277
Hackettstown	5.15%	3/6/2026	9,550	—
Hutchins	6.95%	6/1/2029	23,597	23,870
70 Hudson Street(2), (4)	N/A	N/A	—	112,000
90 Hudson Street(4)	N/A	N/A	—	101,726
The Landings I(4)	N/A	N/A	—	14,896
The Landings II(4)	N/A	N/A	—	13,139
McAuley Place(4)	N/A	N/A	—	12,485
Norman Pointe I	N/A	N/A	—	19,824
Norman Pointe II	N/A	N/A	—	21,825
Total mortgage notes payable			480,222	770,293
Plus net deferred financing costs and net debt premium(8)			11,138	20,633
Total mortgage notes payable, net			491,360	790,926
Total mortgage notes payable, net on assets held for sale			—	(260,704)
Total mortgage notes payable, net			$491,360	$530,222

(1)
Represents the current interest rate as of March 31, 2016, including the swapped interest rate for loans that have interest rate swaps. The current interest rate is not adjusted to include the amortization of fair market value premiums or discounts.

(2)
In accordance with the provisions of this loan, the property’s excess cash proceeds after the payment of debt service, impounds and budgeted operating expenses were held by the lender. In January 2016, the loan was paid in full.

(3)	These five mortgage loans are cross-collateralized.

(4)
These mortgage loans were related to properties that were classified as held for sale as of December 31, 2015, and accordingly the mortgage loans were included within liabilities related to assets held for sale on the Consolidated Balance Sheet as of December 31, 2015. These properties were sold during the three months ended March 31, 2016.

(5)	Represents four properties under this mortgage loan.

(6)	Represents two properties under this mortgage loan.

(7)
As of March 31, 2016, due to non-renewal of the tenant’s lease, the lender has imposed a “cash trap” on this property. As a result, cash flows from the property will automatically be directed to the lender to satisfy required debt service payments, fund reserves required by the mortgage, and fund additional cash reserves for future required payments, including final payment, until the property’s leasing condition is cured.

(8)
During the first quarter of 2016, the Company adopted accounting guidance related to the presentation of deferred financing costs on the balance sheet and reclassified amounts from the deferred costs line to net against the liability for all periods presented, including for mortgage notes payable, as shown here. See Note 2, “Summary of Significant Accounting Policies,” for further information.

Unsecured Debt
2015 Credit Facility and Term Loans
In December 2015, the Company entered into an agreement, or the Credit Agreement, for a new $1,900,000 credit facility, or the 2015 Credit Facility, consisting of an $850,000 senior unsecured revolving credit facility, or the 2015 Revolving Credit Facility, and $1,050,000 term loan facility with JPMorgan Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated and terminated Legacy Gramercy’s 2014 Credit Facility. The 2015 Revolving Credit Facility, consists of a $750,000 U.S. dollar revolving credit facility and a $100,000 multicurrency revolving credit facility. The 2015 Revolving Credit Facility matures in January 2020, but may be extended for two additional six-month periods upon the payment of applicable fees and satisfaction of certain customary conditions. Borrowings under the multicurrency loan denominated in euros are designated as a non-derivative net investment hedge to mitigate the risk from fluctuations in foreign currency exchange rates. Refer to Note 10, “Derivative and Non-Derivative Hedging Instruments,” for further information on the hedge. The term loan facility,

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

or the 2015 Term Loan, consists of a $300,000 term loan facility that matures in January 2019 with one 12-month extension option, or the 3-Year Term Loan, and a $750,000 term loan facility that matures in January 2021, or the 5-Year Term Loan.
Outstanding borrowings under the 2015 Revolving Credit Facility incur interest at a floating rate based upon, at the Company’s option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.875% to 1.55%, depending on the Company’s credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0.00% to 0.55%, depending on the Company’s credit ratings. The Company is also required to pay quarterly in arrears a 0.125% to 0.30% facility fee, depending on the Company’s credit ratings, on the total commitments under the 2015 Revolving Credit Facility. Outstanding borrowings under the 2015 Term Loan incur interest at a floating rate based upon, at the Company’s option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.90% to 1.75%, depending on the Company’s credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0.00% to 0.75%, depending on the Company’s credit ratings. The alternate base rate is the greater of (x) the prime rate announced by JPMorgan Chase Bank, N.A., (y) 0.50% above the Federal Funds Effective Rate and (z) the adjusted LIBOR for a one-month interest period plus 1.00%.
In December 2015, the Company also entered into a new $175,000 seven-year unsecured term loan with Capital One, N.A., or the 7-Year Term Loan, which matures in January 2023. Outstanding borrowings under the 7-Year Term Loan incur interest at a floating rate based upon, at the Company’s option, either (i) adjusted LIBOR plus an applicable margin ranging from 1.30% to 2.10%, depending on the Company’s credit ratings, or (iii) the alternate base rate plus an applicable margin ranging from 0.30% to 1.10%, depending on the Company’s credit ratings. The alternate base rate is the greatest of (x) the prime rate announced by Capital One, (y) 0.50% above the Federal Funds Effective Rate and (z) the adjusted LIBOR for a one-month interest period plus 1.00%.
These unsecured borrowing facilities include a series of financial and other covenants that the Company has to comply with in order to borrow under the facilities. The Company was in compliance with the covenants under the facilities as of March 31, 2016.
During the first quarter of 2016, the Company adopted accounting guidance related to the presentation of deferred financing costs on the balance sheet and reclassified amounts from the deferred costs line to net against the liability for all periods presented. Deferred financing costs associated with the Company’s credit facility remain in deferred costs on the Condensed Consolidated Balance Sheets. See Note 2, “Summary of Significant Accounting Policies,” for further information.
The terms of the Company’s unsecured revolving credit facility and term loans, as well as outstanding balances as of March 31, 2016 and December 31, 2015, are set forth in the table below:

	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				March 31, 2016	December 31, 2015
2015 Revolving Credit Facility - USD tranche	1.70%	1.70%	1/8/2020	$100,000	$275,000
2015 Revolving Credit Facility - Multicurrency tranche	1.20%	1.20%	1/8/2020	22,760	21,724
3-Year Term Loan	1.85%	1.85%	1/8/2019	300,000	300,000
5-Year Term Loan	1.85%	2.95%	1/8/2021	750,000	750,000
7-Year Term Loan	2.19%	3.57%	1/9/2023	175,000	175,000
Total Unsecured Revolving Credit and Term Loan Facilities				$1,347,760	$1,521,724

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.
Senior Unsecured Notes
On December 17, 2015, the Company issued and sold $100,000 aggregate principal amount of senior unsecured notes, or the Senior Unsecured Notes, and on January 12, 2016, the Company issued and sold an additional $50,000 aggregate principal amount of the Senior Unsecured Notes in private placements. The Senior Unsecured Notes are guaranteed by the Company and bear interest at a rate of 4.97% per annum, with interest payable in arrears on June 17 and December 17 of each year until maturity, commencing June 17, 2016.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

Exchangeable Senior Notes
On March 18, 2014, the Company issued $115,000 of 3.75% exchangeable senior notes, or the Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of the Company’s operating partnerships and are guaranteed by the Company on a senior unsecured basis. The Exchangeable Senior Notes mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date and will be exchangeable, under certain circumstances, for cash, for common shares or for a combination of cash and common shares, at the election of the Company’s operating partnerships. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Company’s operating partnership may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.
The Exchangeable Senior Notes had an initial exchange rate of 40.2966 units of merger consideration, or Units of Merger Consideration, per $1.0 principal amount of principal amount of the Exchangeable Senior Notes, where one Unit of Merger Consideration represents 3.1898 of the Company’s common shares, or approximately 128.5380 of the Company’s common shares per $1.0 principal amount of the Exchangeable Senior Notes. The initial exchange rate represents an exchange price of approximately $24.82 per Unit of Merger Consideration or $7.78 per share of the Company’s common shares. The initial exchange rate is subject to adjustment under certain circumstances. As of March 31, 2016, the Exchangeable Senior Notes have a current exchange rate of 40.9434 Units of Merger Consideration, or approximately 130.6013 of the Company’s common shares for each $1.0 principal amount of the Exchangeable Senior Notes, representing an exchange price of $7.66 per share of the Company’s common shares. The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689. The discount is being amortized to interest expense over the expected life of the Exchangeable Senior Notes. As of March 31, 2016 and December 31, 2015, the Exchangeable Senior Notes were recorded as a liability at carrying value of $107,205 and $106,581, respectively, net of unamortized discount and deferred financing costs of $7,795 and $8,419, respectively. The fair value of the embedded exchange option of the Exchangeable Senior Notes was recorded in additional paid-in-capital within shareholders’ equity of $11,726 as of March 31, 2016 and December 31, 2015.
Combined aggregate principal maturities of the Company’s unsecured debt obligations, non-recourse mortgages, and Exchangeable Senior Notes, in addition to associated interest payments, as of March 31, 2016 are as follows:

	2015 Revolving Credit Facility	Term Loans	Mortgage Notes Payable	Senior Unsecured Notes	Exchangeable Senior Notes	Interest Payments	Total
April 1 to December 31, 2016	$—	$—	$43,429	$—	$—	$47,739	$91,168
2017	—	—	65,215	—	—	62,306	127,521
2018	—	—	92,589	—	—	60,263	152,852
2019	—	300,000	28,836	—	115,000	51,631	495,467
2020	122,760	—	174,103	—	—	44,519	341,382
Thereafter	—	925,000	76,050	150,000	—	58,373	1,209,423
Above market interest	—	—	—	—	—	2,278	2,278
Total	$122,760	$1,225,000	$480,222	$150,000	$115,000	$327,109	$2,420,091
7. Leasing Agreements
The Company’s properties are leased to tenants under operating leases with expiration dates extending through the year 2039. These leases generally contain rent increases and renewal options.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

Future minimum rental revenues under non-cancelable leases excluding reimbursements for operating expenses as of March 31, 2016 are as follows:

Operating Leases
April 1 to December 31, 2016	$253,796
2017	331,621
2018	315,992
2019	293,720
2020	260,728
Thereafter	1,421,528
Total minimum lease rental income	$2,877,385
8. Transactions with Trustee Related Entities and Related Parties
The Company’s CEO, Gordon F. DuGan, is on the board of directors of the Gramercy European Property Fund and has committed approximately $1,423 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Asset Management have collectively committed approximately $1,423 (€1,250) in capital to the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on March 31, 2016, in the case of unfunded commitments.
One of the properties acquired in December 2015 as part of the Merger is partially leased to Duke Realty, the Company’s partner in the Duke Joint Venture. Duke Realty acts as the managing member of the Duke Joint Venture and provides asset management, construction, development, leasing and property management services, for which it is entitled to receive fees as well as a promoted interest. Duke Realty leases 30,777 square feet of one of the Company’s office properties located in Minnesota which has an aggregate 324,296 rentable square feet. The lease expires in May 2016 and Duke Realty paid the Company $176 under the lease for the three months ended March 31, 2016.
The Company acquired three properties in January 2015 in an arms-length transaction from affiliates of KTR Capital Partners, a private industrial real estate investment company, for which one of the Company’s trustees, Jeffrey Kelter, served as Chief Executive Officer and Chairman of the Board. The properties are located in Milwaukee, Wisconsin, comprise an aggregate 450,000 square feet and were acquired for an aggregate purchase price of approximately $19,750.
9. Fair Value Measurements
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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

The following table presents the carrying value in the financial statements and approximate fair value of assets and liabilities measured on a recurring and non-recurring basis at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Retained CDO Bonds(1)	$8,786	$8,786	$7,471	$7,471
Investment in CBRE Strategic Partners Asia	$5,126	$5,126	$5,508	$5,508
Real estate investments classified as held for sale at Merger closing(4)	$10,522	$10,522	$393,984	$393,984
Financial liabilities:
Derivative instruments	$27,461	$27,461	$3,442	$3,442
Long-term debt
Revolving credit facilities(2)	$122,760	$123,294	$296,724	$297,394
3-Year Term Loan(2)	$300,000	$300,304	$300,000	$300,349
5-Year Term Loan(2)	$750,000	$751,223	$750,000	$751,304
7-Year Term Loan(2)	$175,000	$175,024	$175,000	$175,338
Mortgage notes payable(2), (3)	$480,222	$506,215	$770,293	$805,590
Senior Unsecured Notes(2)	$150,000	$156,254	$100,000	$100,528
Exchangeable Senior Notes(2)	$107,205	$117,069	$109,394	$115,524

(1)
Retained CDO Bonds represent the CDOs’ subordinate bonds, preferred shares, and ordinary shares, which were retained subsequent to the disposal of Gramercy Finance and were previously eliminated in consolidation.

(2)	Long-term debt instruments are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.

(3)
Amounts include mortgage notes payable on assets held for sale as of December 31, 2015, which had total carrying value of $260,704 and total fair value of $263,308 as of December 31, 2015. There were no mortgage notes payable on assets held for sale as of March 31, 2016.

(4)
Amounts include one and six real estate investments as of March 31, 2016 and December 31, 2015, respectively, classified as held for sale at Merger closing, which are included in discontinued operations.

The following methods and assumptions were used to estimate the fair value of each class of assets and liabilities for which it is practicable to estimate the value:
Cash and cash equivalents, accrued interest, and accounts payable: These balances in the Condensed Consolidated Financial Statements reasonably approximate their fair values due to the short maturities of these items.
Retained CDO Bonds: Non-investment grade, subordinate CDO bonds, preferred shares and ordinary shares are presented on the Condensed Consolidated Financial Statements at fair value. The fair value is determined by an internally developed discounted cash flow model. Refer to Note 2 for more information on these instruments.
Derivative instruments: The Company’s derivative instruments, which are primarily comprised of interest rate swap agreements, are carried at fair value in the Condensed Consolidated Financial Statements based upon third-party valuations. Refer to Note 10 for more information on the derivative instruments.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

Mortgage notes payable, unsecured term loans, unsecured revolving credit facilities and senior unsecured notes: These instruments are presented in the Condensed Consolidated Financial Statements at amortized cost and not at fair value. The fair value of each instrument is estimated by a discounted cash flows model, using discount rates that best reflect current market rates for financings with similar characteristics and credit quality. Mortgage premiums and discounts are amortized to interest expense on the Condensed Consolidated Statements of Operations using the effective interest method over the terms of the related notes. Refer to Note 6 for more information on these instruments.
Exchangeable Senior Notes: The Exchangeable Senior Notes are presented at amortized cost on the Condensed Consolidated Financial Statements. The fair value is determined based upon a discounted cash-flow methodology using discount rates that best reflect current market rates for instruments with similar with characteristics and credit quality. Refer to Note 6 for more information on these instruments.
CBRE Strategic Partners Asia: The Company’s unconsolidated equity investment, CBRE Strategic Partners Asia, is presented in the Condensed Consolidated Financial Statements at fair value. The investment manager of CBRE Strategic Partners Asia applies valuation techniques for the Company’s investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third-party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to the Company’s ownership interest therein. Refer to Note 2 and Note 5 for more information on these instruments.
Real estate investments designated as held for sale at Merger closing: The Company designated six properties as held for sale at the closing of the Merger on December 17, 2015. There was one property in this classification as of March 31, 2016 and six properties as of December 31, 2015. These properties are reported at estimated fair value, less costs to sell and are included in discontinued operations. Refer to Note 2 and Note 3 for more information on these instruments.
Disclosure about fair value measurements is based on pertinent information available to the Company at the reporting date. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since March 31, 2016 and December 31, 2015, and current estimates of fair value may differ significantly from the amounts presented herein.
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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

Assets and liabilities measured at fair value on a recurring basis and on a non-recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At March 31, 2016	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$8,786	$—	$—	$8,786
Marketable securities:
Investment in CBRE Strategic Partners Asia	5,126	—	—	5,126
Real estate investments classified as held for sale at Merger closing	10,522	—	—	10,522
	$24,434	$—	$—	$24,434
Financial Liabilities:
Derivative instruments:
Interest rate swaps	$27,461	$—	$—	$27,461
	$27,461	$—	$—	$27,461

At December 31, 2015	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$7,471	$—	$—	$7,471
Marketable securities:
Investment in CBRE Strategic Partners Asia	5,508	—	—	5,508
Real estate investments classified as held for sale at Merger closing	393,984	—	—	393,984
	$406,963	$—	$—	$406,963
Financial Liabilities:
Derivative instruments:
Interest rate swaps	$3,442	$—	$—	$3,442
	$3,442	$—	$—	$3,442
Derivative instruments: Interest rate swaps are valued with the assistance of a third-party derivative specialist, who uses a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs which require significant judgment such as the credit valuation adjustments due to the risk of non-performance by both the Company and its counterparties. The most significant unobservable input in the fair valuation of derivative instruments is the credit valuation adjustment as it requires significant management judgment regarding changes in the credit risk of the Company or its counterparties, however the primary driver of the fair value of the interest rate swaps is the forward interest rate curve. Fair values of the Company’s derivative instruments were valued using a Black-Scholes model. Fair value of the Company’s embedded exchange option was determined using a probabilistic valuation model with the assistance of third-party valuation specialists.
Total unrealized losses from derivatives for the three months ended March 31, 2016 and 2015 were $(22,189) and $(2,132), respectively, in accumulated other comprehensive income (loss).

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

Retained CDO Bonds: Retained CDO Bonds are valued on a recurring basis using an internally developed discounted cash flow model. Management estimates the timing and amount of cash flows expected to be collected and applies a discount rate equal to the yield that the Company would expect to pay for similar securities with similar risks at the valuation date. Future expected cash flows generated by management require significant assumptions and judgment regarding the expected resolution of the underlying collateral, which includes loans and other lending investments, real estate investments, and collateralized mortgage backed securities. The resolution of the underlying collateral requires further management assumptions regarding capitalization rates, lease-up periods, future occupancy rates, market rental rates, holding periods, capital improvements, net property operating income, timing of workouts and recoveries, loan loss severities and other factors. The models are most sensitive to the unobservable inputs such as the timing of a loan default or property sale and the severity of loan losses. Significant increases (decreases) in any of those inputs in isolation as well as any change in the expected timing of those inputs would result in a significantly lower (higher) fair value measurement. Due to the inherent uncertainty in the determination of fair value, the Company has designated its Retained CDO Bonds as Level III.
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
Fair Value on a Recurring Basis
Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a recurring basis as of March 31, 2016 are:

	At March 31, 2016
Financial Asset or Liability	Fair Value	Valuation Technique	Unobservable Inputs	Range
Non-investment grade, subordinate CDO bonds	$8,786	Discounted cash flows	Discount rate	22.50%
Interest rate swaps	$27,461	Hypothetical derivative method	Credit borrowing spread	135 to 220 basis points
Investment in CBRE Strategic Partners Asia	$5,126	Discounted cash flows	Discount rate	20.00%

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

	Retained CDO Bonds	Investment in CBRE Strategic Partners Asia	Total Financial Assets – Level III
Balance as of December 31, 2015	$7,471	$5,508	$12,979
Amortization of discounts or premiums	381	—	381
Adjustments to fair value:
Unrealized gain in other comprehensive income from fair value adjustment	934	—	934
Total income on fair value adjustment	—	(68)	(68)
Purchase price allocation adjustments	—	(314)	(314)
Balance as of March 31, 2016	$8,786	$5,126	$13,912
The following roll forward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative Instruments
Balance as of December 31, 2015	$3,442
Adjustments to fair value:
Ineffective portion of change in derivative instruments	1,830
Unrealized loss on derivatives	22,189
Balance as of March 31, 2016	$27,461
Fair Value on a Non-Recurring Basis
The Company measured its real estate investments classified as held for sale at the time of the Merger on a non-recurring basis as of March 31, 2016 and December 31, 2015. The Company had one and six assets in this classification as of March 31, 2016 and December 31, 2015, respectively, as the Company sold five of the assets during the first quarter of 2016. These assets were recorded at fair value, less costs to sell of $10,522 and $393,984 as of March 31, 2016 and December 31, 2015, respectively, and are included in discontinued operations. Refer to Note 3 for further information on these assets.
10. Derivative and Non-Derivative Hedging Instruments
In connection with the Merger, the Company assumed three interest rate swap derivative contracts related to mortgage loans on real estate assets and re-designated these interest rate swaps as cash flow hedges. Additionally, following the Merger, the Company terminated the interest rate swap on its unsecured $200,000 senior term loan and, in connection with its entry into the 2015 Revolving Credit Facility, entered into two new interest rate swap derivative contracts related to the 3-Year Term Loan and 7-Year Term Loan associated with its 2015 Revolving Credit Facility.
As of March 31, 2016, the Company’s derivative instruments consist of interest rate swaps, which are cash flow hedges. Changes in the effective portion of fair value of the derivatives are recognized in other comprehensive income (loss) until the hedged item expires or is recognized in earnings. Borrowings on the Company’s foreign currency denominated tranche of the 2015 Revolving Credit Facility and borrowings on the foreign currency

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

denominated tranche of the Company’s $200,000 million senior revolving credit facility that the Company terminated in December 2015, which are designated as non-derivative net investment hedges, are recognized at par value based on the exchange rate in effect on the date of the draw. Subsequent changes in the exchange rate of the Company’s non-derivative net investment hedge are recognized as part of the cumulative foreign currency translation adjustment within other comprehensive income (loss). The ineffective portion of the change in fair value of a derivative or non-derivative hedging instrument will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and shareholders’ equity, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term. Refer to Note 2 and Note 9 for additional information on the Company’s derivative and non-derivative hedging instruments, including the fair value measurement of these instruments, as applicable.
The following table summarizes the notional and fair value of the Company’s derivative and hedging instruments at March 31, 2016. The fair value of the derivatives is presented in the Company’s balance sheet in Derivative instruments, at fair value and the carrying value of the non-derivative net investment hedge is included in the balance of the Company’s 2015 Revolving Credit Facility. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Assets of Non-VIEs:
Interest Rate Swap - Waco	1 mo. USD-LIBOR-BBA	15,410 USD	4.55%	12/19/2013	12/19/2020	$953
Interest Rate Swap - Point West I	1 mo. USD-LIBOR-BBA	10,310 USD	1.41%	8/16/2011	12/6/2016	62
Interest Rate Swap - Atrium I	1 mo. USD-LIBOR-BBA	20,410 USD	1.78%	8/16/2011	5/31/2018	444
Interest Rate Swap - Easton III	1 mo. USD-LIBOR-BBA	6,048 USD	1.95%	8/16/2011	1/31/2019	188
Interest Rate Swap - 5-Year Term Loan	1 mo. USD-LIBOR-BBA	750,000 USD	1.60%	12/17/2015	12/17/2020	19,337
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	175,000 USD	1.82%	12/17/2015	1/9/2023	6,477
Non-Derivative Net Investment Hedge in Gramercy European Property Fund	EUR-USD exchange rate	20,000 Euros	N/A	9/28/2015	N/A	—
Total hedging instruments						$27,461
Through its interest rate swaps, the Company is hedging exposure to variability in future interest payments on its debt facilities. At March 31, 2016, the interest rate swap derivative instruments were reported at their fair value as a net liability of $27,461. Swap loss of $1,830 was recognized as interest expense in the Condensed Consolidated Statements of Operations with respect to interest rate swap hedge ineffectiveness, or to amounts excluded from ineffectiveness, which relates to the off-market financing element associated with certain derivatives. No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from ineffectiveness for the three months ended March 31, 2015. During the three months ended March 31, 2016, the Company reclassified $315 from accumulated other comprehensive income into interest expense related to a derivative terminated in 2015. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, the Company expects that $9,145 will be reclassified from other comprehensive income as an increase in interest expense for the Company’s interest rate swaps as of March 31, 2016. Additionally, the Company will recognize $3,468 in interest expense on a straight-line basis over the remaining original term of terminated swaps through June 2019, representing

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

amortization of the remaining accumulated other comprehensive income balance related to the swap, and of this amount 1,087 will be recognized in interest expense during the next 12 months.
Through its non-derivative net investment hedge, which was entered into in September 2015, the Company is hedging exposure to changes in the euro-U.S. dollar exchange rate of its net equity investment in the Gramercy European Property Fund, which has euros as its functional currency. At March 31, 2016, the non-derivative net investment hedge was reported at its carrying value as a net liability of $22,760, which is included in the balance of the senior unsecured revolving credit facility on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2016, the Company recorded a net loss of $(1,036) in other comprehensive income (loss) from the impact of exchange rates related to the non-derivative net investment hedge. No gain or loss was recognized with respect to non-derivative net investment hedge ineffectiveness, or to amounts excluded from ineffectiveness, in interest expense in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2016. When the non-derivative net investment is sold or substantially liquidated, the balance of the translation adjustment accumulated in other comprehensive income will be reclassified into earnings.
11. Shareholders’ Equity (Deficit)
The equity structure in the condensed consolidated financial statements following the reverse merger reflects the equity structure of the Company. As a result, the Company’s common shares outstanding have been adjusted retroactively for all prior periods presented computed on the basis of the number of shares outstanding multiplied by the exchange ratio of 3.1898 established in the Merger Agreement. As of March 31, 2016 and 2015, the Company’s authorized capital shares consist of 1,000,000,000 shares of beneficial interest, $0.01 par value per share, of which the Company is authorized to issue up to 990,000,000 common shares of beneficial interest, par value $0.01 per share, or common shares, and 10,000,000 preferred shares of beneficial interest, par value of $0.01, or preferred shares. As of March 31, 2016, 421,500,741 common shares and 3,500,000 preferred shares were issued and outstanding, respectively. All share, share price, and per share data has been updated retroactively to reflect the Merger exchange ratio of 3.1898.
In February 2016, the Company’s board of trustees authorized and the Company declared a dividend of $0.11 per common share, which was paid on April 15, 2016 to common share and unitholders of record as of the close of business on March 31, 2016.
In February 2016, the Company’s board of trustees approved a share repurchase program authorizing the Company to repurchase up to $100,000 of the Company’s outstanding common shares. Purchases under the program will be made from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. For the three months ended March 31, 2016, the Company did not repurchase any shares.
In February 2015, Legacy Gramercy’s board of directors approved a 1-for-4 reverse stock split of its common stock and outstanding Class A limited partnership units of Legacy Gramercy's operating partnership, or Legacy OP Units. The reverse stock split was effective after the close of trading on March 20, 2015, and the Company’s common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange on March 23, 2015.
Preferred Shares
Upon closing of the Merger on December 17, 2015, each of Legacy Gramercy’s 3,500,000 shares of 7.125% Series B Cumulative Redeemable Preferred Stock, or Series B Preferred Stock, was exchanged for one share of the Company’s 7.125% Series A Cumulative Redeemable Preferred Shares, or Series A Preferred Shares, which have the same preferences, rights and privileges as the Series B Preferred Stock. Holders of the Series A Preferred Shares are entitled to receive annual dividends of $1.78125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after August 15, 2019, the Company can, at its option, redeem the Series A Preferred Shares at par for cash. At March 31, 2016, the Company has 3,500,000 of its Series A Preferred Shares outstanding with a mandatory liquidation preference of $25.00 per share.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

Equity Plan Activities
Following the Merger, the Company’s active equity incentive plan, from which share awards are issued, is the legacy Chambers equity incentive plan, or the 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan allows for the following awards to be made: (i) stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, (ii) stock options that do not qualify, (iii) stock appreciation rights, (iv) share awards, (v) phantom shares, and (vi) dividend equivalents and other equity awards. As of March 31, 2016, there were 2,820,792 shares available for grant under the 2013 Equity Incentive Plan. The Company’s 2004 Equity Incentive Plan, 2012 Inducement Plan, 2012 Outperformance Plan, and 2015 Equity Incentive Plan continued to exist following the Merger, however they became inactive and thus no new share awards will be issued out of any of those plans.
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
Through March 31, 2016, 2,908,116 restricted shares had been issued under the Company’s Equity Incentive Plans, of which 59% have vested. Except for certain performance based awards, the vested and unvested shares are currently entitled to receive distributions on common shares if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $483 and $245 was recorded for the three months ended March 31, 2016 and 2015, respectively, related to the issuance of restricted shares. Compensation expense of $6,879 will be recorded over the course of the next 42 months representing the remaining weighted average vesting period of equity awards issued under the Equity Incentive Plans as of March 31, 2016. As of March 31, 2016 and December 31, 2015, the Company had 779,928 and 684,199 weighted-average unvested restricted shares outstanding, respectively.
Compensation expense of $488 and $488 was recorded for the three months ended March 31, 2016 and 2015, respectively, for the 2012 Outperformance Plan. Compensation expense of $2,438 will be recorded over the course of the next 15 months, representing the remaining weighted average vesting period of the awards issued under the 2012 Outperformance Plan as of March 31, 2016.
Deferred Stock Compensation Plan for Directors
Under Legacy Gramercy’s Directors’ Deferral Program, which commenced April 2005 and was amended and restated effective January 1, 2015, the Company’s independent directors could elect to defer up to 100% of their annual retainer fee, chairman fees and meeting fees. Unless otherwise elected by a participant, fees deferred under the program were credited on a quarterly basis in the form of phantom shares using the closing price of the Company’s common stock for that quarter. Phantom shares were convertible into an equal number of shares of common stock upon such directors’ termination of service from the board of directors or a change in control by the Company. Participating directors who elected to receive fees in the form of phantom shares had the option to have their accounts credited for an equivalent amount of phantom shares stock units for any dividends declared based on the dividend rate for the quarter or have dividends paid in cash.
In connection with the closing of the Merger, on December 17, 2015 each outstanding phantom share granted under Legacy Gramercy’s Directors’ Deferral Program, was vested and, on the first business day of the month following the Merger closing, converted into the right to receive a number of the Company’s common shares, rounded to the nearest whole share, determined by multiplying the number of subject phantom shares by the Exchange Ratio of the Merger. As a result, the directors received an aggregate of $916 in cash and 410,713 in shares in January 2016. The portion paid out in cash was classified as a liability on the Consolidated Balance Sheets as of December 31, 2015. The Legacy Gramercy’s Directors’ Deferral Program terminated upon consummation of the Merger.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

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
Earnings per share for the three months ended March 31, 2016 and 2015 are computed as follows:

	Three Months Ended March 31,
	2016	2015
Numerator – Income (loss):
Net income (loss) from continuing operations	$(5,693)	$24
Net income (loss) from discontinued operations	4,640	(62)
Net loss	(1,053)	(38)
Net loss attributable to noncontrolling interest	120	42
Nonforfeitable dividends allocated to unvested restricted shareholders	(199)	(19)
Preferred share dividends	(1,559)	(1,559)
Net loss available to vested common shares outstanding	$(2,691)	$(1,574)
Denominator – Weighted average shares (1):
Weighted average basic shares outstanding	420,181,216	149,115,357
Effect of dilutive securities:
Unvested share based payment awards	—	—
Options	—	—
Phantom shares	—	—
Shares related to OP Units	—	—
Exchangeable Senior Notes	—	—
Diluted Shares	420,181,216	149,115,357

(1)
As a result of the Merger, each outstanding share of common stock of Legacy Gramercy was converted into 3.1898 of a newly issued common share of the Company. Therefore, the historical data related to quarterly earnings per common share for the periods ended before December 31, 2015 have been adjusted by the Merger exchange ratio of 3.1898.

Diluted income (loss) per share assumes the conversion of all common share equivalents into an equivalent number of common shares if the effect is not anti-dilutive. Options were computed using the treasury share method. The Company only includes the effect of the excess conversion premium on its Exchangeable Senior Notes in the calculation of diluted earnings per share, as the Company has the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess conversion premium in shares. The weighted average price of the Company’s common shares for the three months ended March 31, 2016 was below the exchange price of $7.66 for the period. Therefore, there is no potential dilutive effect of the excess conversion premium and no effect was included in the calculation of diluted earnings per share for the three months ended March 31, 2016.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

The weighted average price of the Company’s common shares for the three months ended March 31, 2015 was above the exchange price of $7.76 for the period, however due to the net loss available to vested common shares outstanding, the excess conversion premium was excluded from the calculation of earnings per share for the three months ended March 31, 2015.
For the three months ended March 31, 2016, 16,336 share options, 2,883,465 unvested share based payment awards, and 1,374,302 common shares related to Legacy OP Units were computed using the treasury share method, which due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the period were anti-dilutive. For the three months ended March 31, 2016, the Company excluded unvested restricted share awards of 779,928 from its weighted average basic shares outstanding due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the period.
For the three months ended March 31, 2015, 50,058 share options, 2,039,175 unvested share based payment awards, 488,778 phantom share units, 1,701,391 Legacy OP Units, and 1,737,718 Exchangeable Senior Notes were computed using the treasury share method, which due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the period were anti-dilutive. For the three months ended March 31, 2015, the Company excluded unvested restricted share awards of 520,585 from its weighted average basic shares outstanding due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the period.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) as of March 31, 2016 and December 31, 2015 is comprised of the following:

	March 31, 2016	December 31, 2015
Net unrealized loss on derivative securities	$(28,263)	$(6,074)
Net unrealized gain on debt instruments	1,944	1,010
Foreign currency translation adjustments:
Gain (loss) on non-derivative net investment hedge(1)	(1,022)	14
Other foreign currency translation adjustments	6,499	(656)
Reclassification of swap loss into interest expense	315	(45)
Total accumulated other comprehensive loss	$(20,527)	$(5,751)

(1)
The foreign currency translation adjustment associated with the Company’s non-derivative net investment hedge related to its equity investment in the Gramercy European Property Fund is included in other comprehensive income (loss).

12. Noncontrolling Interest
Noncontrolling interests represent the common units of limited partnership interest in Legacy Gramercy’s operating partnership, the entity that owns substantially all of Legacy Gramercy’s assets and investments, or Legacy OP Units, not held by the Company as well as third-party equity interests in the Company’s other consolidated subsidiaries. Legacy OP Units may be redeemed for one share of the Company’s common stock. The redemption rights are outside of the Company’s control, and thus the Legacy OP Units are classified as a component of temporary equity and are shown in the mezzanine equity section of the Company’s Condensed Consolidated Financial Statements. The Company is party by assumption to a registration rights agreement with the holders of the Legacy OP Units that requires the Company, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of its common shares upon redemption of Legacy OP Units.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

Common Units of Limited Partnership Interest in the Operating Partnership
On July 31, 2014, the Company issued 944,601 Legacy OP Units in connection with the acquisition of three properties. Subsequent to the Merger, each Legacy OP Unit may be redeemed at the election of the holder for cash equal to the then fair market value of 3.1898 shares of the Company’s common stock, par value $0.01 per share, except that the Company may, at its election, acquire each Legacy OP Unit for 3.1898 shares of the Company’s common stock. The Legacy OP Unit holders do not have any obligation to provide additional contributions to the partnership, nor do they have any decision making powers or control over the business of Legacy Gramercy’s operating partnership. The Legacy OP Unit holders do not have voting rights; however, they are entitled to receive dividends.
As of March 31, 2016, the noncontrolling interest unit holders owned 420,486 Legacy OP Units, which can be redeemed for 1,341,268 shares, as each Legacy OP Unit is redeemable for 3.1898 shares of the Company’s common stock following the Merger. The outstanding Legacy OP Units as of March 31, 2016 represent an interest of approximately 0.32% in the Company. During the three months ended March 31, 2016 and the year ended December 31, 2015, 21,832 and 142,056 Legacy OP Units, respectively, were converted into shares of Legacy Gramercy’s common stock. At March 31, 2016, 1,341,268 shares of the Company’s common stock were reserved for issuance upon redemption of units of limited partnership interest of the Company’s Operating Partnership.
Legacy OP Units are recorded at the greater of cost basis or fair market value based on the closing share price of the Company’s common shares at the end of the reporting period. As of March 31, 2016, the value of the Legacy OP units was $11,334. The Company attributes a portion of its net income (loss) during each reporting period to noncontrolling interest based on the percentage ownership of Legacy OP Unit holders relative to the Company’s total outstanding common shares and Legacy OP Units. The Company recognizes changes in fair value in the Legacy OP Units through accumulated deficit, however decreases in fair value are recognized only to the extent that increases to the amount in temporary equity were previously recorded. The Company’s diluted earnings per share includes the effect of any potential shares outstanding from redemption of the Legacy OP Units.
Below is the rollforward of the activity relating to the noncontrolling interests in Legacy Gramercy’s operating partnership as of March 31, 2016:

Noncontrolling Interest
Balance as of December 31, 2015	$10,892
Issuance of noncontrolling interests in the Company’s operating partnerships	—
Redemption of noncontrolling interests in the Company’s operating partnerships	(523)
Net loss attribution	(8)
Fair value adjustments	1,207
Dividends	(234)
Balance as of March 31, 2016	$11,334

Interests in Other Operating Partnerships
In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired a 50% equity interest in European Fund Manager, which provides investment and asset management services to Gramercy European Property Fund. European Fund Manager is a VIE of the Company and is consolidated into its Condensed Consolidated Financial Statements. Refer to Note 2 for further discussion of the VIE and consolidation considerations.
As of March 31, 2016 and December 31, 2015, the value of the Company’s interest in European Fund Manager was $(377) and $(249), respectively. The Company’s interest in European Fund Manager is presented in the equity section of the Company’s Condensed Consolidated Financial Statements.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

13. Commitments and Contingencies
Funding Commitments
The Company is obligated to fund the development of Proportion Foods, a build-to-suit property in Round Rock, Texas, which is a consolidated VIE, and upon substantial completion of the development to acquire the property through a forward purchase contract. The Company’s remaining future commitment for the property at March 31, 2016 is approximately $20,838.
The Company has committed approximately $56,900 (€50,000) to the Gramercy European Property Fund, which was formed in December 2014. As of March 31, 2016 and December 31, 2015, the Company had contributed $28,134 (€25,358) and $25,663 (€23,160), respectively. See Note 5, “Unconsolidated Equity Investments,” for further information on the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on December 31, 2015, in the case of unfunded commitments.
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
Legacy Gramercy, its board of directors, Chambers and/or Merger Sub are named as defendants in two pending putative class action lawsuits brought by purported Legacy Gramercy stockholders challenging the Merger. Two suits that were separately filed in New York Supreme Court, New York County, captioned (i) Berliner v. Gramercy Property Trust, et al., Index No. 652424/2015 (filed July 9, 2015) and (ii) Gensler v. Baum, et al., Index No. 157432/2015 (filed July 22, 2015), have been consolidated into a single action under the caption In re Gramercy Property Trust Stockholder Litigation, Index No. 652424/2015 (the “New York Action”). In addition, four suits that were separately filed in Circuit Court for Baltimore City, Maryland, captioned (i) Jobin v. DuGan, et al., Case No. 24-C-15-003942 (filed July 27, 2015); (ii) Vojik v. Gramercy Property Trust, et al., Case No. 24-C-15-004412 (filed August 25, 2015); (iii) Hoffbauer et al. v. Chambers Street Properties, et al., 24-C-15-004904 (filed September 24, 2015) (originally filed as two separate suits in the Circuit Court for Baltimore County, Maryland, captioned Plemons v. Chambers Street Properties, et al., Case No. 03-C-15-007943 (filed July 24, 2015) and Hoffbauer et al. v. Chambers Street Properties, et al., Case No. 03-C-15-008639 (filed August 12, 2015), and refiled as a single action in the Circuit Court for Baltimore County on September 24, 2015); and (iv) Morris v. Gramercy Property Trust, et al., Case No. 24-C-15-004972 (filed September 28, 2015) have been consolidated into a single action under the caption Glenn W. Morris v. Gramercy Property Trust Inc. et al., Case No. 24-C-15-004972 (the “Maryland Action,” and together with the New York Action, the “Actions”). The complaints allege, among other things, that the directors of Legacy Gramercy breached their fiduciary duties to Legacy Gramercy stockholders by agreeing to sell the Company for inadequate consideration and agreeing to improper deal protection terms in the merger agreement, and that the preliminary joint proxy statement/prospectus filed with the SEC on Form S-4 on September 11, 2015 was materially incomplete and misleading. The complaints also allege that Chambers, Merger Sub and/or Legacy Gramercy aided and abetted these purported breaches of fiduciary duty. The amended complaint in the Morris consolidated action also asserts derivative claims on behalf of Legacy Gramercy for breach of fiduciary duty against the directors of Legacy Gramercy. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief, an award of damages and/or costs/attorney fees.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

On December 7, 2015, the parties to the Actions entered into a Memorandum of Understanding (the “MOU”), which provides for the settlement of the Actions. While the defendants in the Actions continue to vigorously deny all allegations of wrongdoing, fault, liability or damage to any of the plaintiffs or the class of stockholders of Legacy Gramercy, and believe that no supplemental disclosure is required under the applicable law, in order to (i) avoid the burden, inconvenience, expense and distraction of further litigation in connection with the Actions, (ii) finally put to rest and terminate all of the claims that were or could have been asserted against the defendants in the Actions and (iii) permit the Merger to proceed without risk of the courts in New York or Maryland ordering an injunction or damages in connection with the Actions, Chambers and Legacy Gramercy agreed, without admitting any liability or wrongdoing, pursuant to the terms of the MOU, to make certain supplemental disclosures related to the proposed Merger, which were set forth in Legacy Gramercy’s Current Report on Form 8-K filed with on December 7, 2015.
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
On October 1, 2015, a putative class action lawsuit was filed in the Superior Court of New Jersey, Law Division, Mercer County by a purported shareholder of Chambers. The action, captioned Elstein v. Chambers Street Properties et al., Docket No. L-002254-15 (the “New Jersey Action”), names as defendants Chambers, its board of trustees and Legacy Gramercy. The complaint alleges, among other things, that the trustees of Chambers breached their fiduciary duties to Chambers’ shareholders by agreeing to the Merger after a flawed sales process and by approving improper deal protection terms in the merger agreement, and that Legacy Gramercy aided and abetted these purported breaches of fiduciary duty. The complaint also alleges that the preliminary joint proxy statement/prospectus was materially misleading and incomplete. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief and an award of damages.
On December 3, 2015, the parties to the New Jersey Action entered into a Stipulation of Settlement providing for the settlement of the New Jersey Action. While the defendants in the New Jersey Action continue to vigorously deny all allegations of wrongdoing, fault, liability or damage to any of the plaintiffs or the class of shareholders of Chambers, and believe that no supplemental disclosure is required under the applicable law, in order to (i) avoid the burden, inconvenience, expense and distraction of further litigation in connection with the New Jersey Action, (ii) finally put to rest and terminate all of the claims that were or could have been asserted against the defendants in the New Jersey Action and (iii) permit the Merger to proceed without risk of the Superior Court of New Jersey ordering an injunction or damages in connection with the New Jersey Action, Chambers and Legacy Gramercy agreed, without admitting any liability or wrongdoing, pursuant to the terms of the Stipulation of Settlement, to make certain supplemental disclosures related to the proposed Merger, all of which were set forth in Legacy Gramercy’s Current Report on Form 8-K filed with on December 7, 2015. The Stipulation of Settlement is subject to customary conditions, including court approval following notice to the Chambers shareholders. On April 4, 2016, the court granted preliminary approval of the settlement and scheduled a hearing to consider final approval for May 20, 2016. If the settlement is finally approved by the court, it will resolve and release all claims by shareholders of Chambers challenging any aspect of the proposed Merger, the Merger Agreement and any disclosure made in connection therewith, including in the Definitive Proxy Statement, pursuant to terms set forth in the notice sent to Chambers’ shareholders. There can be no assurance that the court will approve the settlement. In the event that the settlement is not approved or that the conditions are not satisfied, the settlement may be terminated.
The defendants believe the lawsuits are without merit.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

In December 2010, the Company sold its 45% joint venture interest in the leased fee of the 2 Herald Square property in New York, New York, for approximately $25,600 plus assumed mortgage debt of approximately $86,100, or the 2 Herald Sale Transaction. Subsequent to the closing of the transaction, the New York City Department of Finance, or the NYC DOF, and New York State Department of Taxation, or the NYS DOT, issued notices of determination assessing, in the case of the NYC DOF notice, approximately $2,924 of real property transfer tax, plus interest, and, in the case of the NYS DOT notice, approximately $446 of real property transfer tax, plus interest, collectively, the Transfer Tax Assessments, against the Company in connection with the 2 Herald Sale Transaction. The Company believes that NYC DOF and NYS DOT erred in issuing the Transfer Tax Assessments and intends to vigorously defend against same.
In September 2013, the Company filed a petition challenging the NYC DOF Transfer Tax Assessment with the New York City Tax Appeal Tribunal. In July 2014, the Company filed a similar petition challenging the NYS DOT Transfer Tax Assessment. Trial of the Company’s NYC DOF Transfer Tax Assessment appeal was completed in December 2014.
In April 2015, the New York City Tax Appeals Tribunal, or the NYC Tribunal, rendered an opinion denying the Company’s petition challenging the NYC DOF Transfer Tax Assessment and ruled that the Company is liable for the NYC DOF Transfer Tax Assessment. In July 2015, the Company appealed the adverse decision of the NYC Tribunal. A decision on the Company’s appeal is expected in late-2016.
No decision has yet been rendered in connection with the NYS DOT Transfer Tax Assessment, which the Company anticipates will be set for trial by late 2016.
In April 2015, to stop the accrual of additional interest while the Company’s appeals are pending, the Company paid the NYC DOF $4,025 in full satisfaction of the NYC DOF Transfer Tax Assessment and the NYS DOT $617 in full satisfaction of the NYS DOF Transfer Tax Assessment. There was $0 and $68 of additional interest recorded in discontinued operations for the matter for the three months ended March 31, 2016 and 2015, respectively.
In connection with the Company’s property acquisitions and the Merger, the Company has determined that there is a risk it will have to pay future amounts to tenants related to continuing operating expense reimbursement audits. The Company has estimated a range of loss and determined that its best estimate of total loss is $8,000, including $1,000 related to the Merger, which has been accrued and recorded in other liabilities as of March 31, 2016 and December 31, 2015. The Company has determined that there is a reasonable possibility that a loss may be incurred in excess of $8,000 and estimates this range to be $8,000 to $13,000.
In addition, the Company and/or one or more of its subsidiaries is party to various litigation matters that are considered routine litigation incidental to its business, none of which are considered material.
Office Leases
The Company has several office locations, which are each subject to operating lease agreements. These office locations include the Company’s corporate office at 521 Fifth Avenue, New York, New York, and the Company’s regional offices located in Horsham, Pennsylvania, Clayton, Missouri, and London, United Kingdom.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

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

	Ground Leases - Operating	Ground Leases - Capital	Total
April 1 to December 31, 2016	$1,374	$—	$1,374
2017	1,728	—	1,728
2018	1,728	—	1,728
2019	1,707	—	1,707
2020	1,732	—	1,732
Thereafter	47,991	329	48,320
Total minimum rent expense	$56,260	$329	$56,589
The Company incurred rent expense on ground leases of $451 and $384 during the three months ended March 31, 2016 and 2015, respectively.
14. Income Taxes
The Company has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90% of its ordinary taxable income to stockholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its stockholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distributions to stockholders. However, the Company believes that it is organized and will operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company may, however, be subject to certain state and local taxes. The Company’s TRSs are subject to federal, state and local taxes. The Company’s Asset and Property management business, Gramercy Asset Management, conducts its business through a wholly-owned TRS. In addition to the limitation on the Company’s use of its net operating losses under Section 382, since the Company uses separate subsidiary REITs and taxable REIT subsidiaries to conduct different aspects of its business, losses incurred by the individual subsidiary REITs and TRSs are only available to offset taxable income derived by each respective subsidiary REIT or TRS.
For the three months ended March 31, 2016 and 2015 the Company recorded $703 and $1,114 of income tax expense. Tax expense for the three months ended March 31, 2016 and 2015 in continuing operations is comprised of federal, state and local taxes primarily attributable to Gramercy Asset Management.
The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of March 31, 2016 and December 31, 2015, the Company did not incur any material interest or penalties.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

15. Segment Reporting
As of March 31, 2016, the Company has determined that it has two reportable operating segments: Asset Management and Investments/Corporate. The reportable segments are determined based upon the management approach, which looks to the Company’s internal organizational structure. The Company’s lines of business require different support infrastructures. All significant inter-segment balances and transactions have been eliminated.
The Asset Management segment includes substantially all of the Company’s activities related to asset and property management of commercial properties located throughout the United States and Europe. The Asset Management segment generates revenues from fee income related to the management agreements for properties owned by third parties throughout the United States and Europe.
The Investments/Corporate segment includes all of the Company’s activities related to the investment and ownership of commercial properties located throughout the United States and Europe. The Investments/Corporate segment generates revenues from rental revenues from properties owned by the Company, either directly or in unconsolidated equity investments.
The Company evaluates performance based on the following financial measures for each segment:

	Asset Management	Investments / Corporate	Total Company
Three Months Ended March 31, 2016
Total revenues	$5,151	$115,394	$120,545
Equity in net loss from unconsolidated equity investments	—	(2,755)	(2,755)
Total operating and interest expense(1)	(5,459)	(118,024)	(123,483)
Net loss from continuing operations	$(308)	$(5,385)	$(5,693)

	Asset Management	Investments / Corporate	Total Company
Three Months Ended March 31, 2015
Total revenues	$8,179	$39,756	$47,935
Equity in net loss from unconsolidated equity investments	—	(1)	(1)
Total operating and interest expense(1)	(6,673)	(41,237)	(47,910)
Net income (loss) from continuing operations	$1,506	$(1,482)	$24

	Asset Management	Investments / Corporate	Total Company
Total Assets:
March 31, 2016	$11,216	$5,337,093	$5,348,309
December 31, 2015	$5,882	$5,828,636	$5,834,518

(1)
Total operating and interest expense includes operating costs on commercial property assets for the Investments/Corporate segment and costs to perform required functions under the management agreement for the Asset Management segment. Depreciation and amortization of $58,248 and $18,698 and provision for taxes of $703 and $1,114 for the three months ended March 31, 2016 and 2015, respectively.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Dollar amounts in thousands, except per share data)
March 31, 2016

16. Supplemental Cash Flow Information
The following table represents supplemental cash flow disclosures for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Supplemental cash flow disclosures:
Interest paid	$20,638	$5,769
Income taxes paid	322	167
Proceeds from 1031 exchanges from sale of real estate	175,808	—
Use of funds from 1031 exchanges for acquisitions of real estate	(30,308)	—
Non-cash activity:
Fair value adjustment to noncontrolling interest in the operating partnership	$1,207	$350
Debt assumed in acquisition of real estate	—	141,033
Debt transferred in disposition of real estate	(101,432)	—
Redemption of units of noncontrolling interest in the operating partnership for common shares	(524)	(2,631)
Non-cash activities recognized in other comprehensive income:
Deferred losses and other non-cash activity related to derivatives	$(22,189)	$(2,132)
Change in net unrealized loss on securities available for sale	934	5,750
Non-cash effect of foreign currency translation adjustments	6,119	(218)

17. Subsequent Events
Subsequent to March 31, 2016, the Company closed on the acquisition of a portfolio of 12 industrial properties which comprise an aggregate of 1,439,696 square feet and were acquired for an aggregate purchase price of approximately $115,159. The properties are 100% leased with lease terms ending between September 2021 and December 2032.
In May 2016, the Company’s partner in the Goodman Europe Joint Venture agreed to sell its 20% interest to the Gramercy European Property Fund, both of which are related parties of the Company. The transaction is expected to close in the second quarter of 2016.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share data)
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
In the Merger, Chambers was the legal acquirer and Legacy Gramercy was the “accounting acquirer” for financial reporting purposes. Thus, the financial information set forth herein subsequent to the close of the Merger on December 17, 2015 reflects results of the combined company, and financial information prior to the close of the Merger reflects Legacy Gramercy results. For this reason, period to period comparisons may not be meaningful.
During the three months ended March 31, 2016, we acquired three properties aggregating 621,646 square feet for a total purchase price of $52,750. During the three months ended March 31, 2016, we sold nine properties aggregating 2,095,194 square feet for total gross proceeds of $531,500.
As of March 31, 2016, our asset management business, which operates under the name Gramercy Asset Management, managed approximately $900,000 of commercial properties for third parties, including approximately $459,000 of assets in Europe.
As of March 31, 2016, we owned interests (either directly or in an unconsolidated equity investment) in 316 properties containing an aggregate of approximately 62,128,511 rentable square feet.
As of March 31, 2016, our wholly-owned portfolio of net leased properties is summarized as follows:

Properties	Number of Properties	Rentable Square Feet	Occupancy
Industrial	154	34,384,245	98.4%
Office	113	9,865,700	98.8%
Specialty retail	9	1,187,258	100.0%
Total	276	45,437,203	98.5%
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

We were formed as a Maryland REIT in March 2004 and commenced operations in July 2004 following an initial private placement of our common shares. In May 2013, we listed our common shares on the NYSE under the symbol “CSG.” Following the Merger in December 2015, we changed our NYSE trading symbol to “GPT.” We conduct all of our operations through GPT Operating Partnership LP, our Operating Partnership. We are the sole general partner of our Operating Partnership. Our Operating Partnership conducts our commercial real estate investment business through various wholly-owned entities and our realty management business through a wholly-owned TRS.
Unless the context requires otherwise, all references to “Company,” “Gramercy,” “we,” “our,” and “us” mean Legacy Gramercy and one or more of our subsidiaries for the period prior to the Merger closing and Gramercy Property Trust and one or more of our subsidiaries for periods following the Merger closing.
Property Portfolio
Property acquisitions during the three months ended March 31, 2016 are summarized in the table below:

Property Type	Number of Properties	Square Feet	Purchase Price
Industrial	3	621,646	$52,750
Total	3	621,646	$52,750
Asset and Property Management
In addition to net leased investing, we also operate a commercial real estate management business for third parties. As of March 31, 2016, this business, which operates under the name Gramercy Asset Management, manages approximately $900,000 of commercial properties. We manage properties for companies including KBS Real Estate Investment Trust, Inc., or KBS, and the Gramercy European Property Fund.
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

Results of Operations
Comparison of the three months ended March 31, 2016 to the three months ended March 31, 2015
Revenues

	2016	2015	Change
Rental revenue	$92,095	$31,190	$60,905
Third-party management fees	5,046	8,186	(3,140)
Operating expense reimbursements	22,582	8,138	14,444
Investment income	443	238	205
Other income	379	183	196
Total revenues	$120,545	$47,935	$72,610
Equity in net loss of unconsolidated equity investments	$(2,755)	$(1)	$(2,754)

The increase of $60,905 in rental revenue is due to our wholly-owned property portfolio of 276 properties as of March 31, 2016 compared to 158 properties as of March 31, 2015.
The decrease of $3,140 in third-party management fees is primarily attributable to the decrease in disposition, property management, asset management, and accounting fees of $1,577 earned from our contracts with KBS and other third-parties primarily due to property sales from the KBS portfolio subsequent to March 31, 2015 and the cessation of one of our third-party management contracts following the sale of nearly all of its properties as of December 31, 2015. Additionally, $1,480 of the decrease is due to the reduction in incentive fees earned during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.
The increase of $14,444 in operating expense reimbursements is due to our wholly-owned property portfolio of 276 properties as of March 31, 2016 compared to 158 properties as of March 31, 2015.
The increase of $205 in investment income is primarily attributable to changes in expected cash flows on our Retained CDO Bonds.
For the three months ended March 31, 2016, other income is primarily comprised of miscellaneous property related income of $265 and realized foreign currency exchange gain of $105. For the three months ended March 31, 2015, other income is primarily comprised of miscellaneous property related income of $178 and realized foreign currency exchange loss of $(6).
The equity in net loss of unconsolidated equity investments of $(2,755) and $(1) for the three months ended March 31, 2016 and 2015, respectively, represents our proportionate share of the income (loss) generated by our unconsolidated equity investments.

Expenses

	2016	2015	Change
Property operating expenses	$24,169	$8,383	$15,786
Property management expenses	4,521	5,166	(645)
Depreciation and amortization	58,248	18,698	39,550
General and administrative expenses	7,722	4,773	2,949
Acquisition and merger-related expenses	410	3,506	(3,096)
Interest expense	21,953	6,270	15,683
Loss on extinguishment of debt	5,757	—	5,757
Provision for taxes	703	1,114	(411)
Total expenses	$123,483	$47,910	$75,573
Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The increase of $15,786 is due to our wholly-owned property portfolio of 276 properties as of March 31, 2016 compared to 158 properties as of March 31, 2015.
Property management expenses are comprised of costs related to our asset and property management business. The decrease of $645 in property management expenses is primarily related to decreased third-party property management expenses consistent with the decrease in property management fees.
The increase of $39,550 in depreciation and amortization expense is due to our wholly-owned property portfolio of 276 properties as of March 31, 2016 compared to 158 properties as of March 31, 2015.
The increase of $2,949 in general and administrative expense is primarily related to increased legal and professional fees and as well as increased compensation costs.
The decrease of $3,096 in acquisition and merger-related expenses is attributable to the acquisition of 3 properties in the three months ended March 31, 2016 compared to the acquisition of 27 properties in the three months ended March 31, 2015.
The increase of $15,683 in interest expense is primarily due to borrowings on our unsecured revolving credit facility and term loans, our Unsecured Senior Notes, our Exchangeable Senior Notes and the mortgages we assumed on our real estate acquisitions subsequent to December 31, 2014.
During the three months ended March 31, 2016, we recorded loss on extinguishment of debt of $5,757 related to the unamortized deferred financing costs that were immediately expensed upon termination as well as early termination fees.
The provision for taxes was $703 and $1,114 for the three months ended March 31, 2016 and 2015, respectively. The decrease is primarily attributable to a decrease in incentive fees recognized.
Same-Store and Acquisition Portfolio Analysis
The tables and discussion below present the results related to our same-store and acquisition operations. The same-store category for the three months ended March 31, 2016 and 2015 includes properties that were owned and placed in service as of January 1, 2015 and are still owned and in service as of March 31, 2016. The acquisition category includes properties acquired and placed in service during 2015 and 2016, from the date they were acquired and placed in service through the end of the periods presented. The development and other category includes build-to-suit properties that are not placed in service as of January 1, 2015 and properties sold during the periods presented. Properties considered to be under development and included in the development and other classification consist of build-to-suit properties acquired as of January 1, 2015 for which Company is funding the development and which are not placed in service as of January 1, 2015, as well as build-to-suit properties acquired subsequent to January 1, 2015.

The financial information presented is not an alternative to GAAP. The same-store and acquisition results of operations may be calculated differently by other REITs and should be read in conjunction with our condensed consolidated financial statements and the accompanying footnotes.
Results of the same-store and acquisition properties in our portfolio, for the three months ended March 31, 2016 and 2015 are as follows:

	Same-Store			Acquisition			Development and Other		Asset Management and Corporate		Total
	2016	2015	$ Change	2016	2015	$ Change	2016	2015	2016	2015	2016	2015	$ Change
Revenues
Rental revenue	$26,616	$27,043	$(427)	$62,906	$3,172	$59,734	$2,573	$975	$—	$—	$92,095	$31,190	$60,905
Third-party management fees	—	—	—	—	—	—	—	—	5,046	8,186	5,046	8,186	(3,140)
Operating expense reimbursements	9,507	7,671	1,836	12,320	192	12,128	755	275	—	—	22,582	8,138	14,444
Investment income	—	—	—	—	—	—	—	—	443	238	443	238	205
Other income	3	156	(153)	223	—	223	8	—	145	27	379	183	196
Total revenues	36,126	34,870	1,256	75,449	3,364	72,085	3,336	1,250	5,634	8,451	120,545	47,935	72,610
Operating Expenses
Property operating expenses	9,413	7,687	1,726	15,789	238	15,551	1,003	392	(2,036)	66	24,169	8,383	15,786
Property management expenses	—	—	—	—	—	—	—	—	4,521	5,166	4,521	5,166	(645)
Depreciation and amortization	14,851	14,317	534	41,931	3,121	38,810	1,234	1,044	232	216	58,248	18,698	39,550
General and administrative expenses	—	—	—	—	—	—	—	—	7,722	4,773	7,722	4,773	2,949
Acquisition and merger-related expenses	—	—	—	89	2,453	(2,364)	6	46	315	1,007	410	3,506	(3,096)
Total operating expenses	24,264	22,004	2,260	57,809	5,812	51,997	2,243	1,482	10,754	11,228	95,070	40,526	54,544
Operating Income	11,862	12,866	(1,004)	17,640	(2,448)	20,088	1,093	(232)	(5,120)	(2,777)	25,475	7,409	18,066
Other Income (Expense):
Interest expense	(1,834)	(1,860)	26	(3,720)	(404)	(3,316)	(103)	—	(16,296)	(4,006)	(21,953)	(6,270)	(15,683)
Equity in net income of unconsolidated equity investments	—	—	—	—	—	—	—	—	(2,755)	(1)	(2,755)	(1)	(2,754)
Loss on extinguishment of debt	—	—	—	(5,757)	—	(5,757)	—	—	—	—	(5,757)	—	(5,757)
Income (loss) from continuing operations before provision for taxes	10,028	11,006	(978)	8,163	(2,852)	11,015	990	(232)	(24,171)	(6,784)	(4,990)	1,138	(6,128)
Provision for taxes	(1)	2	(3)	—	—	—	—	—	(702)	(1,116)	(703)	(1,114)	411
Income (loss) from continuing operations	10,027	11,008	(981)	8,163	(2,852)	11,015	990	(232)	(24,873)	(7,900)	(5,693)	24	(5,717)
Income (loss) from discontinued operations	—	—	—	161	—	161	4,404	—	75	(62)	4,640	(62)	4,702
Net income (loss)	$10,027	$11,008	$(981)	$8,324	$(2,852)	$11,176	$5,394	$(232)	$(24,798)	$(7,962)	$(1,053)	$(38)	$(1,015)
The decrease in net income of the same-store properties for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is primarily due to an increase in depreciation and amortization expense as well as a decrease in rental revenue. Depreciation and amortization expense increased and rental revenue decreased for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 primarily due to the impact of adjustments recorded for the finalization of the purchase price allocation for the Bank of America Portfolio same-store properties during the three months ended March 31, 2015. Additionally there was a further decrease in rental revenue for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 due to straight-line rent adjustments on several same-store property leases. The increase in net income of the acquisition properties for the three months ended March 31, 2016 compared to the three months ended March 31, 2015 is due to our 158 property acquisitions during the year ended December 31, 2015, net of seven dispositions, and our three property acquisitions in the three months ended March 31, 2016, which are reflected in the 2016 results and not in the 2015 results.

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
Our cash flow from operations primarily consists of rental revenue, expense reimbursements from tenants, and third-party management fees. Our cash flow from operations is our principal source of funds that we use to pay operating expenses, debt service, general and administrative expenses, operating capital expenditures, dividends, and acquisition and merger-related expenses. Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses), through cash flow from operations can be evaluated through the Condensed Consolidated Statements of Cash Flows included in our Condensed Consolidated Financial Statements.
Our ability to borrow under our Unsecured Credit Facility and Term Loan facilities is subject to our ongoing compliance with a number of customary financial covenants including our maximum secured and unsecured leverage ratios, minimum fixed charge coverage ratios, consolidated adjusted net worth values, unencumbered asset values, occupancy rates, and portfolio lease terms.
We have several unconsolidated equity investments with partners who we consider to be financially stable. Our unconsolidated equity investments are financed with non-recourse debt or equity. We believe that cash flows from the underlying real estate investments and capital commitments will be sufficient to fund the capital needs of our unconsolidated equity investments.
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
Cash Flows
Net cash provided by operating activities increased $3,307 to $21,748 for the three months ended March 31, 2016 compared to $18,443 for the same period in 2015. Operating cash flow was generated primarily by net rental revenue from our real estate investments and management fees. Our net cash provided by operations for the three months ended March 31, 2016 was less than our common share dividend of $46,339 declared for the three months ended March 31, 2016 due to accrued merger-related expenses, accrued bonuses, and real estate investment deposits that were paid during the period.
Net cash provided by investing activities for the three months ended March 31, 2016 was $255,510 compared to net cash used by investing activities of $430,576 during the same period in 2015. The increase in cash flow provided by investing activities in 2016 is primarily attributable to proceeds received from the disposition nine properties during the three months ended March 31, 2016, net of any assumed mortgages.
Net cash used by financing activities for the three months ended March 31, 2016 was $338,162 as compared to net cash provided by financing activities of $235,764 during the same period in 2015. The decrease in cash flow is primarily attributable to our mortgage loan payoffs and paydowns made on the unsecured revolving credit facility.

Equity Structure
Our equity structure following the reverse merger transaction reflects the equity structure of Chambers, the surviving corporation. As a result, our common shares outstanding have been adjusted retroactively for all prior periods presented computed on the basis of the number of shares outstanding multiplied by the Exchange Ratio of 3.1898 established in the Merger Agreement. As of March 31, 2016 and December 31, 2015, our authorized capital shares consists of 1,000,000,000 shares of beneficial interest, $0.01 par value per share, of which we are authorized to issue up to 990,000,000 common shares of beneficial interest, par value $0.01 per share of our common shares and 10,000,000 preferred shares of beneficial interest, par value of $0.01, or preferred shares. There were 236,710,763 common shares issued at the closing of the Merger, representing the number of Legacy Gramercy’s outstanding shares multiplied by the Exchange Ratio of 3.1898, and there were 3,500,000 shares of 7.125% Series A Cumulative Redeemable Preferred Shares issued, which were exchanged from Legacy Gramercy’s outstanding 7.125% Series B Cumulative Redeemable Preferred Stock at Merger closing. As of March 31, 2016, 421,500,741 common shares and 3,500,000 preferred shares were issued and outstanding, respectively.
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
In February 2015, our board of directors approved a 1-for-4 reverse stock split of our common stock and outstanding Legacy OP Units. The reverse stock split was effective after the close of trading on March 20, 2015, and our common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange on March 23, 2015.
Share Repurchase Program
In February 2016, our board of trustees approved a share repurchase program authorizing us to repurchase up to $100,000 of our outstanding common shares. Purchases under the program will be made from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. For the three months ended March 31, 2016, we did not repurchase any shares.
Market Capitalization
At March 31, 2016, our consolidated market capitalization was $5,744,441 based on a common share price of $8.45 per share and the closing price of our common shares on the New York Stock Exchange on March 31, 2016. Market capitalization includes consolidated debt and common and preferred shares.
Indebtedness
Mortgage Loans
Certain of our real estate assets are subject to mortgage loans. During the three months ended March 31, 2016, we did not assume any mortgages in connection with real estate acquisitions, however we entered into one non-recourse mortgage for $9,550. During the year ended December 31, 2015, we assumed $618,169 of non-recourse mortgages in connection with 29 real estate acquisitions.
During the three months ended March 31, 2016, we paid off the debt on six properties encumbered by mortgage loans and transferred one property encumbered by a mortgage loan, and as a result, we recorded a net loss on the early extinguishment of debt of $(3,827), including a gain on extinguishment of debt of $1,930 within discontinued operations, related to unamortized deferred financing costs and mortgage premiums (discounts) that were immediately expensed upon termination as well as early termination fees. We did not pay off any mortgage loans during the three months ended March 31, 2015. Our mortgage loans include a series of financial and other covenants that we have to comply with in order to borrow under them. We were in compliance with the covenants under the facilities as of March 31, 2016.

2015 Credit Facility and Term Loans
At the close of the Merger on December 17, 2015, both Legacy Gramercy and Chambers terminated the Legacy Gramercy unsecured credit facilities and entered into an agreement, or the Credit Agreement, for a new $850,000 senior unsecured revolving credit facility and $1,050,000 term loan facility with JPMorgan Chase Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated. The $850,000 senior unsecured revolving credit facility, or the 2015 Revolving Credit Facility, consists of a $750,000 U.S. dollar revolving credit facility and a $100,000 multicurrency revolving credit facility. The term loan facility, or the 2015 Term Loan, consists of a $300,000 term loan facility that matures in January 2019 with one 12-month extension, or the 3-Year Term Loan, and a $750,000 term loan facility that matures in January 2021, or the 5-Year Term Loan. The 2015 Revolving Credit Facility matures in January 2020, but may be extended for two additional six month periods upon the payment of applicable fees and satisfaction of certain customary conditions. Net proceeds from the 2015 Revolving Credit Facility were used to repay Legacy Gramercy’s unsecured credit facilities consisting of a $200,000 senior term loan and a $200,000 senior revolving credit facility, as well as for general corporate purposes. Borrowings under the multicurrency loan denominated in euros are designated as a non-derivative net investment hedge to mitigate the risk from fluctuations in foreign currency exchange rates. Refer to Note 10 of the accompanying financial statements for further information on the hedge. At the close of the Merger on December 17, 2015, we also entered into a new $175,000 seven-year unsecured term loan with Capital One, N.A., or the 7-Year Term Loan, which matures in January 2023.
These unsecured borrowing facilities include a series of financial and other covenants that we have to comply with in order to borrow under the facilities. We were in compliance with the covenants under the facilities as of March 31, 2016. As of March 31, 2016, there were borrowings of $122,760 outstanding under the 2015 Revolving Credit Facility, including $22,760 (€20,000) on the multicurrency tranche, borrowings of $1,050,000 outstanding under the 2015 Term Loan, and borrowings of $175,000 outstanding under the 7-Year Term Loan.
Senior Unsecured Notes
On December 17, 2015, we issued and sold $100,000 aggregate principal amount of senior unsecured notes, or the Senior Unsecured Notes, and on January 12, 2016 we issued and sold an additional $50,000 aggregate principal amount of the Senior Unsecured Notes in private placements. The Senior Unsecured Notes are guaranteed by us and bear interest at a rate of 4.97% per annum, with interest payable in arrears on June 17 and December 17 of each year, commencing June 17, 2016, until the maturity date of December 17, 2024.
Exchangeable Senior Notes
On March 18, 2014, we issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of the Legacy Gramercy operating partnership and are guaranteed by us on a senior unsecured basis. The Exchangeable Senior Notes mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date and will be exchangeable, under certain circumstances, for cash, for common shares or for a combination of cash and common shares, at the Legacy Gramercy operating partnership’s election. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Legacy Gramercy operating partnership may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.
As of March 31, 2016, the Exchangeable Senior Notes have a current exchange rate of 40.9434 units of Merger consideration, or Units of Merger Consideration, where one Unit of Merger Consideration represents 3.1898 of our common shares, or approximately 130.6013 of our common shares for each $1.0 principal amount of the Exchangeable Senior Notes. The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689. The discount is being amortized to interest expense over the expected life of the Exchangeable Senior Notes. As of March 31, 2016 and December 31, 2015, the Exchangeable Senior Notes were recorded as a liability at carrying value of $107,205 and $106,581, respectively, net of unamortized discount and deferred financing costs of $7,795 and $8,419, respectively. The fair value of the embedded exchange option of the Exchangeable Senior Notes was recorded in additional paid-in-capital within shareholders’ equity of $11,726 as of March 31, 2016 and December 31, 2015.

Derivative and Non-Derivative Hedging Instruments
In connection with the Merger, we assumed three interest rate swap derivative contracts related to mortgage loans on real estate assets and re-designated these interest rate swaps as cash flow hedges. Additionally, following the Merger, we terminated the interest rate swap on our unsecured $200,000 senior term loan and, in connection with our entry into the 2015 Revolving Credit Facility, we entered into two new interest rate swap derivative contracts related to the 3-Year Term Loan and 7-Year Term Loan associated with our 2015 Revolving Credit Facility.
As of March 31, 2016, our derivative instruments consist of interest rate swaps, which are cash flow hedges. Changes in the effective portion of fair value of the derivatives are recognized in other comprehensive income (loss) until the hedged item expires or is recognized in earnings. Borrowings on our foreign currency denominated tranche of the 2015 Revolving Credit Facility and borrowings on the foreign currency denominated tranche of our $200,000 million senior revolving credit facility that we terminated in December 2015, which are designated as non-derivative net investment hedges, are recognized at par value based on the exchange rate in effect on the date of the draw. Subsequent changes in the exchange rate of our non-derivative net investment hedge are recognized as part of the cumulative foreign currency translation adjustment within other comprehensive income (loss). The ineffective portion of the change in fair value of a derivative or non-derivative hedging instrument will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and shareholders’ equity, depending on future levels of LIBOR interest rates and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term. Refer to Note 2 and Note 9 for additional information on our derivative and non-derivative hedging instruments, including the fair value measurement of these instruments, as applicable.
The following table summarizes the notional and fair value of our derivative and hedging instruments at March 31, 2016. The fair value of the derivatives is presented in our balance sheet in derivative instruments, at fair value and the carrying value of the non-derivative net investment hedge is included in the balance of our 2015 Revolving Credit Facility. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Assets of Non-VIEs:
Interest Rate Swap - Waco	1 mo. USD-LIBOR-BBA	15,410 USD	4.55%	12/19/2013	12/19/2020	$953
Interest Rate Swap - Point West I	1 mo. USD-LIBOR-BBA	10,310 USD	1.41%	8/16/2011	12/6/2016	62
Interest Rate Swap - Atrium I	1 mo. USD-LIBOR-BBA	20,410 USD	1.78%	8/16/2011	5/31/2018	444
Interest Rate Swap - Easton III	1 mo. USD-LIBOR-BBA	6,048 USD	1.95%	8/16/2011	1/31/2019	188
Interest Rate Swap - 5-Year Term Loan	1 mo. USD-LIBOR-BBA	750,000 USD	1.60%	12/17/2015	12/17/2020	19,337
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	175,000 USD	1.82%	12/17/2015	1/9/2023	6,477
Non-Derivative Net Investment Hedge in Gramercy European Property Fund	EUR-USD exchange rate	20,000 Euros	N/A	9/28/15	N/A	—
Total hedging instruments						$27,461
Through our interest rate swaps, we are hedging exposure to variability in future interest payments on our debt facilities. At March 31, 2016, the interest rate swap derivative instruments were reported at their fair value as a net liability of $27,461. Swap loss of $1,830 was recognized as interest expense in the Condensed Consolidated Statements of Operations with respect to interest rate swap hedge ineffectiveness, or to amounts excluded from ineffectiveness, which relates to the off-market financing element associated with certain derivatives. No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from ineffectiveness for the three months ended March 31, 2015. During the three months ended March 31, 2016, we reclassified $315 from accumulated other comprehensive income into interest expense related to a derivative terminated in 2015. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, we expect that $9,145 will be reclassified from other comprehensive income as an increase in interest expense for our interest rate swaps as of March 31, 2016. Additionally, we will recognize $3,468 in interest expense on a straight-line basis over the remaining original term of terminated swaps through June 2019, representing amortization of the remaining accumulated other comprehensive income balance related to the swap, and of this amount, $1,087 will be recognized in interest expense during the next 12 months.
Through our non-derivative net investment hedge, which was entered into in September 2015, we are hedging exposure to changes in the euro-U.S. dollar exchange rate of our net equity investment in the Gramercy European Property Fund, which has euros as its functional currency. At March 31, 2016, the non-derivative net investment hedge was reported at our carrying value as a net liability of $22,760, which is included in the balance of the senior unsecured revolving credit facility on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2016, we recorded a net loss of $(1,036) in other comprehensive income (loss) from the impact of exchange rates related to the non-derivative net investment hedge. No gain or loss was recognized with respect to non-derivative net investment hedge ineffectiveness, or to amounts excluded from ineffectiveness, in interest expense in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2016. When the non-derivative net investment is sold or substantially liquidated, the balance of the translation adjustment accumulated in other comprehensive income will be reclassified into earnings.

Contractual Obligations
We are obligated to fund capital expenditures related to our real estate investments, which primarily consist of expenditures to maintain assets, tenant improvement allowances and other construction or expansion obligations under tenant leases, and leasing commissions. As of March 31, 2016, we had commitments relating to tenant improvement allowances and funding obligations under leases totaling approximately $16,000 that are expected to be funded over the next five years. Additionally, we are obligated to fund the development of Proportion Foods, a build-to-suit property in Round Rock, Texas, which is a consolidated VIE, and upon substantial completion of the development to acquire the property through a forward purchase contract. Our remaining future commitment for the property at March 31, 2016 is approximately $20,838.
We have committed approximately $56,900 (€50,000) to the Gramercy European Property Fund, which was formed in December 2014. The Gramercy European Property Fund has a total initial capital commitment of approximately $287,345 (€252,500) from us and our investment partners, comprised of $56,900 (€50,000) from us, $230,445 (€202,500) from our investment partners, and an additional $113,800 (€100,000) from certain investment partners, not including us, after the first $287,345 (€252,500) has been invested. See Note 5, “Unconsolidated Equity Investments,” in the Condensed Consolidated Financial Statements for further information on the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on March 31, 2016, in the case of unfunded commitments.
Combined aggregate principal maturities and future minimum payments of our unsecured debt obligations, non-recourse mortgages, Senior Unsecured Notes, Exchangeable Senior Notes, and ground leases, in addition to associated interest payments, as of March 31, 2016 are as follows:

	Unsecured Credit Facility	Term Loans	Mortgage Notes Payable	Senior Unsecured Notes	Exchangeable Senior Notes	Ground Leases	Interest Payments	Total
April 1 through December 31, 2016	$—	$—	$43,429	$—	$—	$1,374	$47,739	$92,542
2017	—	—	65,215	—	—	1,728	62,306	129,249
2018	—	—	92,589	—	—	1,728	60,263	154,580
2019	—	300,000	28,836	—	115,000	1,707	51,631	497,174
2020	122,760	—	174,103	—	—	1,732	44,519	343,114
Thereafter	—	925,000	76,050	150,000	—	48,320	58,373	1,257,743
Above market interest	—	—	—	—	—	—	2,278	2,278
Total	$122,760	$1,225,000	$480,222	$150,000	$115,000	$56,589	$327,109	$2,476,680
We have several office locations, which are each subject to operating lease agreements. These office locations include our corporate office at 521 Fifth Avenue, 30th Floor, New York, New York, and our regional offices located in Horsham, Pennsylvania, Clayton, Missouri, London, United Kingdom.

Leasing Agreements
Future minimum rental revenue under non-cancelable leases, excluding reimbursements for operating expenses, as of March 31, 2016 are as follows:

Operating Leases
April 1 to December 31, 2016	$253,796
2017	331,621
2018	315,992
2019	293,720
2020	260,728
Thereafter	1,421,528
Total minimum lease rental income	$2,877,385
Future straight-line rent adjustments under non-cancelable leases as of March 31, 2016 are as follows:

Straight-line Rent Adjustments
April 1 to December 31, 2016	$15,830
2017	15,292
2018	12,140
2019	5,460
2020	676
Thereafter	(73,452)
Total straight-line rent adjustments	$(24,054)
Off-Balance-Sheet Arrangements
We have off-balance-sheet investments, including joint ventures and equity investments. These investments all have varying ownership structures. Substantially all of our joint venture and equity investment arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture and equity investment arrangements. Our off-balance-sheet arrangements and financial results are discussed in detail in Note 5 in the accompanying financial statements.

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

Quarter Ended	Common dividends per share (1)	Preferred dividends per share
March 31, 2015	$0.063	$0.445
June 30, 2015	$0.069	$0.445
September 30, 2015	$0.069	$0.445
December 31, 2015	$0.078	$0.445
March 31, 2016	$0.110	$0.445

(1)	Common dividends declared for a quarter are accrued for during the quarter and then paid to common shareholders of record as of the end of the quarter during the month following the quarter-end.
Transactions with Trustee Related Entities and Related Parties
Our CEO, Gordon F. DuGan, is on the board of directors of the Gramercy European Property Fund and has committed approximately $1,423 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Asset Management have collectively committed approximately $1,423 (€1,250) in capital to the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on March 31, 2016, in the case of unfunded commitments.
One of the properties acquired in December 2015 as part of the Merger is partially leased to Duke Realty, our partner in the Duke Joint Venture, a joint venture that investments in industrial and office properties located throughout the United States and in which we have an 80% interest and Duke Realty has a 20% interest. Duke Realty acts as the managing member of the Duke Joint Venture and provides asset management, construction, development, leasing and property management services, for which it is entitled to receive fees as well as a promoted interest. Duke Realty leases 30,777 square feet of one of our office properties located in Minnesota which has an aggregate 324,296 rentable square feet. The lease expires in May 2016 and Duke Realty paid us $176 under the lease for the three months ended March 31, 2016.
Three of the properties we acquired in January 2015 for an aggregate purchase price of approximately $19,750, which comprised an aggregate 450,000 square feet and are located in Milwaukee, Wisconsin, were acquired from affiliates of KTR Capital Partners, a private industrial real estate investment company, for which one of our trustees served as Chief Executive Officer and Chairman of the Board.
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
Core FFO and AFFO are presented excluding property acquisition costs, loss on extinguishment of debt, other-than-temporary impairments on retained bonds, and other one-time charges. Our AFFO also excludes non-cash share-based compensation expense, amortization of above- and below-market leases, amortization of deferred financing costs, amortization of lease inducement costs, non-real estate depreciation and amortization, amortization of free rent received at property acquisition, straight-line rent, and these AFFO adjustments as they pertain to unconsolidated equity investments. We believe that Core FFO and AFFO are useful supplemental measures regarding our operating performances as they provide a more meaningful and consistent comparison of our operating performance.
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

FFO, Core FFO and AFFO for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Net loss attributable to common shareholders and unitholders	$(2,492)	$(1,555)
Add:
Depreciation and amortization	58,248	18,698
FFO adjustments for unconsolidated equity investments	11,306	78
Net loss attributed to noncontrolling interest	(120)	(42)
Net income (loss) from discontinued operations	(4,640)	62
Less:
Non real estate depreciation and amortization	(236)	(216)
Funds from operations attributable to common shareholders and unitholders	$62,066	$17,025
Add:
Acquisition costs	410	3,506
Core FFO adjustments for unconsolidated equity investments	4,123	—
Loss on extinguishment of debt	3,827	—
European Fund setup costs	—	221
Net income from discontinued operations related to properties	4,644	—
Mark-to-market on interest rate swaps	1,830	—
Core funds from operations attributable to common shareholders and unitholders	$76,900	$20,752
Add:
Non-cash share-based compensation expense	1,150	834
Amortization of market lease assets	3,994	870
Amortization of deferred financing costs and non-cash interest	117	575
Amortization of lease inducement costs	86	44
Non-real estate depreciation and amortization	236	216
Amortization of free rent received at property acquisition	339	579
Less:
AFFO adjustments for unconsolidated equity investments	823	(1)
Straight-lined rent	(6,761)	(2,172)
Amortization of market lease liabilities	(4,157)	(4,822)
Adjusted funds from operations attributable to common shareholders and unitholders	$72,727	$16,875
Funds from operations per share – basic	$0.15	$0.11
Funds from operations per share – diluted	$0.15	$0.11
Core funds from operations per share – basic	$0.18	$0.14
Core funds from operations per share – diluted	$0.18	$0.13
Adjusted funds from operations per share – basic	$0.17	$0.11
Adjusted funds from operations per share – diluted	$0.17	$0.11
Basic weighted average common shares outstanding – EPS	420,181,216	149,115,357
Weighted average non-vested share based payment awards	1,455,871	822,095
Weighted average partnership units held by noncontrolling interest	1,374,302	1,701,391
Weighted average common shares and units outstanding	423,011,389	151,638,843
Diluted weighted average common shares and common share equivalents outstanding – EPS (1)	420,181,216	149,115,357
Weighted average partnership units held by noncontrolling interest	1,374,302	1,701,391
Weighted average non-vested share based payment awards	2,883,465	2,039,175
Weighted average share options	16,336	50,058
Phantom shares	—	488,779
Dilutive effect of Exchangeable Senior Notes	—	1,737,718
Diluted weighted average common shares and units outstanding	424,455,319	155,132,478

(1)
For the three months ended March 31, 2016 and 2015, the diluted weighted average share calculation, which is the denominator in diluted earnings per share, excludes potentially dilutive securities because including them would have been anti-dilutive during those periods.

Cautionary Note Regarding Forward-Looking Information
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “continue,” or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the success or failure of our efforts to implement our current business strategy, including our ability to timely and profitably dispose of non-core assets and reinvest in target assets;

•	our ability to accomplish our office asset disposition plan subject to the REIT prohibited transaction tax limitations;

•	our ability to identify and complete additional property acquisitions and risks of real estate acquisitions;

•	availability of investment opportunities on real estate assets and real estate-related and other securities;

•	the performance and financial condition of tenants and corporate customers;

•	the adequacy of our cash reserves, working capital and other forms of liquidity;

•	the availability, terms and deployment of short-term and long-term capital;

•	demand for industrial and office space;

•	the actions of our competitors and our ability to respond to those actions;

•	the timing of cash flows from our investments;

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

•
other factors discussed under Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015 and those factors that may be contained in any filing we make with the Securities and Exchange Commission, or the SEC, which are incorporated by reference herein.

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

ITEM 3A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(dollar amounts in thousands)
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
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investment in commercial real estate with fixed rate, non-recourse mortgage financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decrease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps to manage our exposure to interest rate changes. We currently have a 2015 Revolving Credit Facility, several term loans and several mortgage notes payable which are based upon a floating rate which have an aggregate outstanding balance of $1,399,938 at March 31, 2016, of which $977,178 is hedged effectively by interest rate swaps which we believe will mitigate the interest rate risk related to these borrowings.

The following chart shows our floating rate debt instruments, including debt that is hedged by interest rate swaps, and the related interest rates, maturity dates and balances as of March 31, 2016:

Floating Rate Debt Instrument	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	Balance at March 31, 2016
2015 Revolving Credit Facility	1.70%	1.70%	1/8/2020	$100,000
2015 Revolving Credit Facility - multicurrency tranche	1.20%	1.20%	1/8/2020	22,760
3-Year Term Loan	1.85%	1.85%	1/8/2019	300,000
5-Year Term Loan	1.85%	2.95%	1/8/2021	750,000
7-Year Term Loan	2.19%	3.57%	1/9/2023	175,000
Mortgage note payable - Waco	2.26%	4.55%	12/19/2020	15,410
Mortgage note payable - Point West I	2.25%	3.41%	12/6/2016	10,310
Mortgage note payable - Atrium I	2.25%	3.78%	5/31/2018	20,410
Mortgage note payable - Easton III	2.25%	3.95%	1/31/2019	6,048
Total Floating Rate Debt Instruments				$1,399,938

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of any discounts/premiums, excluding debt issuance costs.

(2)	These floating rate debt instruments are not hedged by interest rate swaps.
The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the interest rate risk related to the 2015 Revolving Credit Facility and $300.0 million of the balance on the term loans (amounts in thousands):

Change in LIBOR	Projected Decrease in Net Income
Base case
+100 bps	$(1,069)
+200 bps	$(2,137)
+300 bps	$(3,206)
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

Foreign Currency Exchange Rate Risk
We operate an asset management business and have capital commitments to an equity investment in the European Union. As a result, we are subject to risk from the effects of exchange rate risk from the effects of exchange rate movements in the euro and the British pound sterling, which may affect future costs and cash flows. We intend to hedge our foreign currency exposure related to our investments in Europe primarily by financing our investments in the local currency denominations. We are generally a net payer of various foreign currencies (we pay out more cash than we receive), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. As of March 31, 2016 and December 31, 2015, we had outstanding borrowings of $22,760 (€20,000) and $21,724 (€20,000), respectively, under the foreign currency denominated tranche of our Unsecured Revolving Credit Facility, which we designated as a non-derivative net investment hedge, beginning in September 2015, to mitigate our risk from fluctuations in foreign currency exchange rates. Our unhedged net investment in foreign currencies was $3,468 and $1,661 as of March 31, 2016 and December 31, 2015, respectively, based on the period ending U.S. dollar values of the hedge of $22,760 and $21,724, respectively. For the three months ended March 31, 2016, we recorded net gains of $6,119 in other comprehensive income as the portion of the foreign currency net investment non-derivative hedging instrument used to hedge the currency exposure of our unconsolidated equity investment in the Gramercy European Property Fund which qualifies as a non-derivative net investment hedge under ASC Topic 815. For the three months ended March 31, 2016 and 2015, we recognized realized foreign currency transaction gains (losses) of $105 and $(6), respectively, and no unrealized foreign currency transaction gains or losses. Foreign currency transaction gains and losses are included in Other Income in the Condensed Consolidated Statement of Operations.

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
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEDINGS
Legacy Gramercy, its board of directors, Chambers, and/or Merger Sub are named as defendants in two pending putative class action lawsuits brought by purported Legacy Gramercy stockholders challenging the Merger. Two suits that were separately filed in New York Supreme Court, New York County, captioned (i) Berliner v. Gramercy Property Trust, et al., Index No. 652424/2015 (filed July 9, 2015) and (ii) Gensler v. Baum, et al., Index No. 157432/2015 (filed July 22, 2015), have been consolidated into a single action under the caption In re Gramercy Property Trust Stockholder Litigation, Index No. 652424/2015 (the “New York Action”). In addition, four suits that were separately filed in Circuit Court for Baltimore City, Maryland, captioned (i) Jobin v. DuGan, et al., Case No. 24-C-15-003942 (filed July 27, 2015); (ii) Vojik v. Gramercy Property Trust, et al., Case No. 24-C-15-004412 (filed August 25, 2015); (iii) Hoffbauer et al. v. Chambers Street Properties, et al., 24-C-15-004904 (filed September 24, 2015) (originally filed as two separate suits in the Circuit Court for Baltimore County, Maryland, captioned Plemons v. Chambers Street Properties, et al., Case No. 03-C-15-007943 (filed July 24, 2015) and Hoffbauer et al. v. Chambers Street Properties, et al., Case No. 03-C-15-008639 (filed August 12, 2015), and refiled as a single action in the Circuit Court for Baltimore County on September 24, 2015); and (iv) Morris v. Gramercy Property Trust, et al., Case No. 24-C-15-004972 (filed September 28, 2015) have been consolidated into a single action under the caption Glenn W. Morris v. Gramercy Property Trust Inc. et al., Case No. 24-C-15-004972 (the “Maryland Action,” and together with the New York Action, the “Actions”). The complaints allege, among other things, that the directors of Legacy Gramercy breached their fiduciary duties to the Legacy Gramercy stockholders by agreeing to sell the company for inadequate consideration and agreeing to improper deal protection terms in the merger agreement, and that the preliminary joint proxy statement/prospectus filed with the SEC on Form S-4 on September 11, 2015 was materially incomplete and misleading. The complaints also allege that Chambers, Merger Sub and/or Legacy Gramercy aided and abetted these purported breaches of fiduciary duty. The amended complaint in the Morris consolidated action also asserts derivative claims on behalf of Legacy Gramercy for breach of fiduciary duty against the directors of Legacy Gramercy. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief, an award of damages and/or costs/attorney fees.
On December 7, 2015, the parties to the Actions entered into a Memorandum of Understanding, or the MOU, which provides for the settlement of the Actions. While the defendants in the Actions continue to vigorously deny all allegations of wrongdoing, fault, liability or damage to any of the plaintiffs or the class of stockholders of Legacy Gramercy, and believe that no supplemental disclosure is required under the applicable law, in order to (i) avoid the burden, inconvenience, expense and distraction of further litigation in connection with the Actions, (ii) finally put to rest and terminate all of the claims that were or could have been asserted against the defendants in the Actions and (iii) permit the Merger to proceed without risk of the courts in New York or Maryland ordering an injunction or damages in connection with the Actions, Chambers and Legacy Gramercy agreed, without admitting any liability or wrongdoing, pursuant to the terms of the MOU, to make certain supplemental disclosures related to the proposed Merger, which were set forth in Legacy Gramercy’s Current Report on Form 8-K filed with on December 7, 2015.
The MOU contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including, among other things, confirmatory discovery and court approval following notice to Legacy Gramercy’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which a court will consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims by stockholders of Legacy Gramercy challenging any aspect of the proposed Merger, the Merger Agreement and any disclosure made in connection therewith, pursuant to terms that will be set forth in the notice sent to Legacy Gramercy stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition for an award of attorneys’ fees and expenses to be paid by Gramercy or its successor. There can be no assurance that the court will approve the settlement. In the event that the settlement is not approved or that the conditions are not satisfied, the settlement may be terminated.
On October 1, 2015, a putative class action lawsuit was filed in the Superior Court of New Jersey, Law Division, Mercer County by a purported shareholder of Chambers. The action, captioned Elstein v. Chambers Street Properties et al., Docket No. L-002254-15 (the “New Jersey Action”), names as defendants Chambers, its board of trustees and the Legacy Gramercy. The complaint alleges, among other things, that the trustees of Chambers breached their fiduciary duties to Chambers’ shareholders by agreeing to the Merger after a flawed sales process and by approving improper deal protection terms in the merger agreement, and that Legacy Gramercy aided and abetted these purported breaches of fiduciary duty. The complaint also alleges that the preliminary joint proxy statement/prospectus was materially misleading and incomplete. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief and an award of damages.
On December 3, 2015, the parties to the New Jersey Action entered into a Stipulation of Settlement providing for the settlement of the New Jersey Action. While the defendants in the New Jersey Action continue to vigorously deny all allegations of wrongdoing, fault, liability or damage to any of the plaintiffs or the class of shareholders of Chambers, and believe that no supplemental disclosure is required under the applicable law, in order to (i) avoid the burden, inconvenience, expense and distraction of further litigation in connection with the New Jersey Action, (ii) finally put to rest and terminate all of the claims that were or could have been asserted against the defendants in the New Jersey Action and (iii) permit the Merger to proceed without risk of the Superior Court of New Jersey ordering an injunction or damages in connection with the New Jersey Action, Chambers and Legacy Gramercy agreed, without admitting any liability or wrongdoing, pursuant to the terms of the Stipulation of Settlement, to make certain supplemental disclosures related to the proposed Merger, all of which were set forth in Legacy Gramercy’s Current Report on Form 8-K filed with on December 7, 2015. The Stipulation of Settlement is subject to customary conditions, including court approval following notice to the Chambers shareholders. On April 4, 2016, the court granted preliminary approval of the settlement and scheduled a hearing to consider final approval for May 20, 2016. If the settlement is finally approved by the court, it will resolve and release all claims by shareholders of Chambers challenging any aspect of the proposed Merger, the Merger Agreement and any disclosure made in connection therewith, including in the Definitive Proxy Statement, pursuant to terms set forth in the notice sent to Chambers’ shareholders. There can be no assurance that the court will approve the settlement. In the event that the settlement is not approved or that the conditions are not satisfied, the settlement may be terminated.
The defendants believe the lawsuits are without merit.
In December 2010, we sold our 45% joint venture interest in the leased fee of the 2 Herald Square property in New York, New York, for approximately $25,600 plus assumed mortgage debt of approximately $86,100, or the 2 Herald Sale Transaction. Subsequent to the closing of the transaction, the New York City Department of Finance, or the NYC DOF, and New York State Department of Taxation, or the NYS DOT, issued notices of determination assessing, in the case of the NYC DOF notice, approximately $2,924 of real property transfer tax, plus interest, and, in the case of the NYS DOT notice, approximately $446 of real property transfer tax, plus interest, collectively, the Transfer Tax Assessments, against us in connection with the 2 Herald Sale Transaction. We believe that the NYC DOF and NYS DOT erred in issuing the Transfer Tax Assessments and intend to vigorously defend against same.
In September 2013, we filed a petition challenging the NYC DOF Transfer Tax Assessment with the New York City Tax Appeal Tribunal. In July 2014, we filed a similar petition challenging the NYS DOT Transfer Tax Assessment. Trial of our NYC DOF Transfer Tax Assessment appeal was completed in December 2014.
In April 2015, the New York City Tax Appeals Tribunal, or the NYC Tribunal, rendered an opinion denying our petition challenging the NYC DOF Transfer Tax Assessment and ruled that we are liable for the NYC DOF Transfer Tax Assessment. In July 2015, we appealed the adverse decision of the NYC Tribunal. A decision on our appeal is expected in late-2016.
No decision has yet been rendered in connection with the NYS DOT Transfer Tax Assessment, which we anticipate will be set for trial by late 2016.
In April 2015, to stop the accrual of additional interest while our appeal is pending, we paid the NYC DOF $4,025 in full satisfaction of the NYC DOF Transfer Tax Assessment and the NYS DOT $617 in full satisfaction of the NYS DOF Transfer Tax Assessment. There was $0 and $68 of additional interest recorded in discontinued operations for the matter for the three months ended March 31, 2016 and 2015, respectively.
In connection with our property acquisitions and the Merger, we determined that there is a risk we will have to pay future amounts to tenants related to continuing operating expense reimbursement audits. We have estimated a range of loss and determined that its best estimate of total loss is $8,000, including $1,000 related to the Merger, which has been accrued and recorded in other liabilities as of December 31, 2016. We have determined that there is a reasonable possibility that a loss may be incurred in excess of $8,000 and estimates this range to be $8,000 to $13,000.
In addition, we and/or one or more of our subsidiaries are party to various litigation matters that are considered routine litigation incidental to its business, none of which are considered material.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 17 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and filed with the SEC. Please review the Risk Factors set forth in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Bylaws of Gramercy Property Trust, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2016.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document, filed herewith.
101.SCH	XBRL Taxonomy Extension Schema, filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase, filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase, filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY PROPERTY TRUST

Dated: May 5, 2016	By:/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)