Form 10-Q
period 2016-06-30
Gramercy Property Trust
filed 2016-08-04
CIK 1297587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
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
Yes ☐     No ☒
The number of shares outstanding of the registrant’s common shares of beneficial interest, $0.01 par value, was 421,855,117 as of July 29, 2016.

GRAMERCY PROPERTY TRUST
FORM 10-Q

Gramercy Property Trust
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share and per share data)

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

	June 30, 2016	December 31, 2015
Assets:
Real estate investments, at cost:
Land	$763,248	$702,557
Building and improvements	3,627,815	3,313,747
Less: accumulated depreciation	(142,824)	(84,627)
Total real estate investments, net	4,248,239	3,931,677
Cash and cash equivalents	185,141	128,031
Restricted cash	65,748	17,354
Investment in unconsolidated equity investments	145,252	580,000
Servicing advances receivable	—	1,382
Retained CDO bonds	9,322	7,471
Assets held for sale, net	10,074	420,485
Tenant and other receivables, net	57,572	34,234
Acquired lease assets, net of accumulated amortization of $112,588 and $54,323	641,829	682,174
Deferred costs, net of accumulated amortization of $2,319 and $892	21,829	13,950
Goodwill	3,223	3,568
Other assets	21,998	14,192
Total assets	$5,410,227	$5,834,518
Liabilities and Equity:
Liabilities:
Senior unsecured revolving credit facility	$169,950	$296,724
Exchangeable senior notes, net	107,550	106,581
Mortgage notes payable, net	532,981	530,222
Senior unsecured notes, net	148,953	99,124
Senior unsecured term loans, net	1,225,000	1,225,000
Total long-term debt, net	2,184,434	2,257,651
Accounts payable and accrued expenses	35,339	59,808
Dividends payable	46,855	8,980
Accrued interest payable	5,321	4,546
Deferred revenue	30,142	36,031
Below market lease liabilities, net of accumulated amortization of $28,785 and $17,083	241,059	242,456
Liabilities related to assets held for sale	371	291,364
Derivative instruments, at fair value	36,735	3,442
Other liabilities	11,835	8,271
Total liabilities	2,592,091	2,912,549
Commitments and contingencies
Noncontrolling interest in operating partnership	10,559	10,892
Equity:
Common shares, par value $0.01, 421,696,772 and 420,523,153 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively.	4,217	4,205
Series A cumulative redeemable preferred shares, par value $0.01, liquidation preference $87,500, 3,500,000 shares authorized, issued and outstanding at June 30, 2016 and December 31, 2015.	84,394	84,394
Additional paid-in-capital	3,882,921	3,879,932
Accumulated other comprehensive loss	(44,106)	(5,751)
Accumulated deficit	(1,119,455)	(1,051,454)
Total shareholders' equity	2,807,971	2,911,326
Noncontrolling interest in other partnerships	(394)	(249)
Total equity	2,807,577	2,911,077
Total liabilities and equity	$5,410,227	$5,834,518

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues
Rental revenue	$98,517	$39,565	$190,612	$70,755
Third-party management fees	18,310	4,232	23,356	12,418
Operating expense reimbursements	21,905	9,738	44,487	17,876
Investment income	503	525	946	763
Other income	190	87	569	270
Total revenues	139,425	54,147	259,970	102,082
Operating Expenses
Property operating expenses	23,510	9,572	47,679	17,955
Property management expenses	5,591	4,611	10,112	9,777
Depreciation and amortization	60,538	24,716	118,786	43,414
General and administrative expenses	8,005	4,778	15,727	9,551
Acquisition and merger-related expenses	4,312	3,455	4,722	6,961
Total operating expenses	101,956	47,132	197,026	87,658
Operating Income	37,469	7,015	62,944	14,424
Other Expense:
Interest expense	(16,909)	(7,728)	(38,862)	(13,998)
Equity in net income (loss) of unconsolidated equity investments	(168)	123	(2,923)	122
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	7,229	—	7,229	—
Loss on extinguishment of debt	(1,356)	—	(7,113)	—
Income (loss) from continuing operations before provision for taxes	26,265	(590)	21,275	548
Provision for taxes	(2,700)	(17)	(3,403)	(1,131)
Income (loss) from continuing operations	23,565	(607)	17,872	(583)
Income from discontinued operations	58	120	2,768	58
Gain on extinguishment of debt	—	—	1,930	—
Income from discontinued operations	58	120	4,698	58
Income (loss) before gains on disposals	23,623	(487)	22,570	(525)
Net gains on disposals	—	201	—	201
Gain on sale of European unconsolidated equity investment interests held with a related party	5,341	—	5,341	—
Net income (loss)	28,964	(286)	27,911	(324)
Net income (loss) attributable to noncontrolling interest	(51)	21	69	63
Net income (loss) attributable to Gramercy Property Trust	28,913	(265)	27,980	(261)
Preferred share dividends	(1,558)	(1,558)	(3,117)	(3,117)
Net income (loss) available to common shareholders	$27,355	$(1,823)	$24,863	$(3,378)
Basic earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$0.06	$(0.01)	$0.05	$(0.02)
Net income from discontinued operations	—	—	0.01	—
Net income (loss) available to common shareholders	$0.06	$(0.01)	$0.06	$(0.02)
Diluted earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$0.06	$(0.01)	$0.05	$(0.02)
Net income from discontinued operations	—	—	0.01	—
Net income (loss) available to common shareholders	$0.06	$(0.01)	$0.06	$(0.02)
Basic weighted average common shares outstanding	422,330,927	177,393,521	421,994,655	163,332,554
Diluted weighted average common shares and common share equivalents outstanding	427,542,605	177,393,521	426,265,771	163,332,554

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$28,964	$(286)	$27,911	$(324)
Other comprehensive income (loss):
Unrealized gain on debt securities and derivative instruments:
Unrealized gain on available for sale debt securities	33	11	967	5,761
Unrealized gain (loss) on derivative instruments	(11,460)	1,468	(33,649)	(664)
Reclassification of accumulated foreign currency translation adjustments due to disposal	(3,737)	—	(3,737)	—
Foreign currency translation adjustments	(8,686)	269	(2,567)	51
Reclassification of unrealized loss on terminated derivative instruments into earnings	271	—	631	—
Other comprehensive income (loss)	(23,579)	1,748	(38,355)	5,148
Comprehensive income (loss)	5,385	1,462	(10,444)	4,824
Net (income) loss attributable to noncontrolling interest	(51)	21	69	63
Other comprehensive (income) loss attributable to noncontrolling interest	(67)	15	(115)	53
Comprehensive income (loss) attributable to Gramercy Property Trust	$5,267	$1,498	$(10,490)	$4,940

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and Noncontrolling Interests
(Unaudited, amounts in thousands, except share data)

	Common Shares		Preferred Shares	Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)	Total Gramercy Property Trust	Noncontrolling interest
	Shares	Par Value							Total
Balance at December 31, 2015	420,523,153	$4,205	$84,394	$3,879,932	$(5,751)	$(1,051,454)	$2,911,326	$(249)	$2,911,077
Net income (loss)	—	—	—	—	—	27,980	27,980	(139)	27,841
Change in net unrealized loss on derivative instruments	—	—	—	—	(33,649)	—	(33,649)	—	(33,649)
Change in net unrealized gain on debt securities	—	—	—	—	967	—	967	—	967
Reclassification of unrealized gain of terminated derivative instruments into earnings	—	—	—	—	631	—	631	—	631
Share based compensation - fair value	860,103	9	—	2,780	—	—	2,789	—	2,789
Proceeds from share options exercised	47,844	—		167			167		167
Conversion of OP Units to common shares	265,672	3	—	2,201	—	—	2,204	—	2,204
Reallocation of noncontrolling interest in the operating partnership	—	—	—	(2,159)	—	—	(2,159)	—	(2,159)
Reclassification of accumulated foreign currency translation adjustments due to disposal	—	—	—	—	(3,737)	—	(3,737)	—	(3,737)
Foreign currency translation adjustment	—	—	—	—	(2,567)	—	(2,567)	(6)	(2,573)
Dividends on preferred shares	—	—	—	—	—	(3,117)	(3,117)	—	(3,117)
Dividends on common shares	—	—	—	—	—	(92,864)	(92,864)	—	(92,864)
Balance at June 30, 2016	421,696,772	$4,217	$84,394	$3,882,921	$(44,106)	$(1,119,455)	$2,807,971	$(394)	$2,807,577

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2016	2015
Operating Activities:
Net income (loss)	$27,911	$(324)
Adjustments to net cash provided by operating activities:
Depreciation and amortization	118,786	43,414
Amortization of acquired leases to rental revenue and expense	(5,773)	(6,067)
Amortization of deferred costs	679	1,352
Amortization of discounts and other fees	(2,102)	(1,136)
Amortization of lease inducement costs	173	96
Straight-line rent adjustment	(12,716)	(5,484)
Net gain on sale of properties and lease terminations	—	(201)
Distributions received from unconsolidated equity investments	13,775	206
Equity in net income (loss) of unconsolidated equity investments	2,923	(122)
Gain from dissolution of previously held unconsolidated equity investment interests	(7,229)	—
Gain from sale of unconsolidated equity investment interests held with a related party	(5,341)	—
Loss on extinguishment of debt	5,183	—
Amortization of share-based compensation	2,422	1,683
Other non-cash adjustments	150	—
Changes in operating assets and liabilities:
Restricted cash	4,509	(963)
Payment of capitalized leasing costs	(9,558)	(838)
Tenant and other receivables	(11,842)	(579)
Accrued interest	(8)	(20)
Other assets	(7,480)	4,334
Accounts payable, accrued expenses and other liabilities	(27,056)	(1,920)
Deferred revenue	(9,311)	4,142
Net cash provided by operating activities	78,095	37,573
Investing Activities:
Capital expenditures	(9,474)	(1,769)
Distributions received from unconsolidated equity investments	47,408	—
Proceeds from sale of unconsolidated equity interests held with a related party	149,286	—
Proceeds from sale of real estate	528,870	—
Return of restricted cash held in escrow for 1031 exchange	(42,908)	3,338
Contributions to unconsolidated equity investments	(32,566)	(2,192)
Acquisition of real estate	(304,267)	(787,227)
Restricted cash for tenant improvements	(489)	(6,270)
Proceeds from repayments of servicing advances receivable	1,390	—
Net cash provided by (used in) investing activities	337,250	(794,120)
Financing Activities:
Proceeds from unsecured term loans and revolving credit facility	173,160	575,000
Proceeds from senior unsecured notes	50,000	—
Repayment of unsecured term loans and revolving credit facility	(300,000)	(225,000)
Proceeds from mortgage notes payables	9,550	—
Repayment of mortgage notes payable	(215,179)	(2,471)
Offering costs	—	(12,124)
Proceeds from sale of common stock	—	289,910
Payment of deferred financing costs	(1,734)	(3,274)
Payment of debt extinguishment costs	(15,836)	—
Preferred shares dividends paid	(3,117)	(3,117)
Common shares dividends paid	(55,175)	(18,845)
Proceeds from exercise of stock options and employee purchases under the employee share purchase plan	167	32
Contributions from noncontrolling interests in other entities	—	169
Distribution to noncontrolling interest holders	(177)	(215)
Change in restricted cash from financing activities	(25)	(25)
Net cash provided by (used in) financing activities	(358,366)	600,040
Net increase (decrease) in cash and cash equivalents	56,979	(156,507)
Decrease in cash and cash equivalents related to foreign currency translation	131	33
Cash and cash equivalents at beginning of period	128,031	200,069
Cash and cash equivalents at end of period	$185,141	$43,595

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

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
As of June 30, 2016, the Company owns, either directly or in an unconsolidated equity investment, a portfolio of 327 industrial, office, and specialty properties with 98.5% occupancy. As of June 30, 2016, the Company’s asset management business, which operates under the name Gramercy Asset Management, manages for third-parties approximately $1,100,000 of commercial real estate assets, including approximately $837,000 of assets in Europe.
During the three months ended June 30, 2016, the Company acquired 22 properties aggregating 3,857,982 square feet in eight separate transactions for a total purchase price of approximately $296,059. During the six months ended June 30, 2016, the Company acquired 25 properties aggregating 4,479,628 square feet in 10 separate transactions for a total purchase price of approximately $348,809. Additionally, on June 30, 2016, the Company received 100.0% ownership of seven properties previously held in its joint venture with Duke Realty Corporation through a distribution of real estate assets by the joint venture, which have an aggregate 4,189,630 square feet and total fair value of $276,100.
During the three months ended June 30, 2016, the Company sold four properties aggregating 539,805 square feet for total gross proceeds of approximately $116,200. During the six months ended June 30, 2016, the Company sold 10 properties aggregating 2,634,999 square feet for total gross proceeds of approximately $647,700. Additionally, on June 30, 2016, the Company sold 74.9% of its 80.0% interest in its European joint venture with the Goodman Group to its unconsolidated equity investment in Europe, Gramercy Property Europe plc, or the Gramercy European Property Fund, for gross proceeds of $148,884 (€134,336).
As of June 30, 2016, the Company’s wholly-owned portfolio of net leased properties is summarized as follows:

Property Type	Number of Properties (1)	Rentable Square Feet	Occupancy
Industrial	172	42,216,785	98.9%
Office	108	9,539,561	98.2%
Specialty retail	9	1,187,258	100.0%
Total	289	52,943,604	98.8%

(1)	Property counts have been adjusted to reflect number of properties instead of number of buildings. Adjustments are reflected throughout the financial statements.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

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
The Company’s operating partnership, GPT Operating Partnership LP, or the Operating Partnership, indirectly owns (i) all of the Company’s consolidated real estate investments, (ii) the Company’s interests in unconsolidated investments and (iii) the entities, primarily a TRS, that conduct the Company’s third-party asset management operations. The Company is the sole general partner of the Operating Partnership. In April 2016, the common units of limited partnership interest in the Legacy Gramercy’s operating partnership were exchanged for common units of limited partnership interest in GPT Operating Partnership LP, or OP Units. Additionally the Company’s partnership agreement was amended and restated to reflect the exchange, or the Fourth Amended and Restated Partnership Agreement. The Operating Partnership is the 100.0% owner of all of its direct and indirect subsidiaries, except that, as of June 30, 2016, third-party holders of limited partnership interests in the Operating Partnership owned approximately 0.27% of the beneficial interest of the Company. These interests are referred to as the noncontrolling interests in the Operating Partnership. See Note 12 for more information on the Company’s noncontrolling interests.
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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

Entities which the Company does not control and are considered VIEs, but where the Company is not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated. The equity interests of other limited partners in the Company’s Operating Partnership are reflected as noncontrolling interests.
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
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

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
Intangible assets and liabilities consist of the following:

	June 30, 2016	December 31, 2015
Intangible assets:
In-place leases, net of accumulated amortization of $100,377 and $49,125	$564,060	$644,540
Above-market leases, net of accumulated amortization of $12,001 and $5,051	72,596	94,202
Below-market ground rent, net of accumulated amortization of $210 and $147	5,173	5,236
Amounts related to assets held for sale, net of accumulated amortization of $0	—	(61,804)
Total intangible assets	$641,829	$682,174
Intangible liabilities:
Below-market leases, net of accumulated amortization of $28,590 and $16,934	$237,584	$255,452
Above-market ground rent, net of accumulated amortization of $195 and $149	3,475	3,522
Amounts related to liabilities of assets held for sale, net of accumulated amortization of $0	—	(16,518)
Total intangible liabilities	$241,059	$242,456

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

The following table provides the weighted-average amortization period as of June 30, 2016 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted-Average Amortization Period	July 1 to December 31, 2016	2017	2018	2019	2020
In-place leases	9.8	$54,962	$90,370	$77,469	$63,672	$51,078
Total to be included in depreciation and amortization expense		$54,962	$90,370	$77,469	$63,672	$51,078
Above-market lease assets	7.9	$7,406	$12,991	$11,487	$9,873	$7,390
Below-market lease liabilities	19.8	(12,612)	(13,243)	(12,920)	(12,697)	(12,431)
Total to be included in rental revenue		$(5,206)	$(252)	$(1,433)	$(2,824)	$(5,041)

Below-market ground rent	41.8	$64	$127	$127	$127	$127
Above-market ground rent	37.0	(47)	(94)	(94)	(94)	(94)
Total to be included in property operating expense		$17	$33	$33	$33	$33
The Company recorded $29,615 and $10,142 of amortization of in-place lease intangible assets as part of depreciation and amortization for the three months ended June 30, 2016 and 2015, respectively. The Company recorded $57,175 and $18,139 of amortization of in-place lease intangible assets as part of depreciation and amortization for the six months ended June 30, 2016 and 2015, respectively. The Company recorded $5,629 and $2,105 of amortization of market lease intangible assets and liabilities as an increase to rental revenue for the three months ended June 30, 2016 and 2015, respectively. The Company recorded $5,810 and $6,050 of amortization of market lease intangible assets and liabilities as an increase to rental revenue for the six months ended June 30, 2016 and 2015, respectively. The Company recorded $8 and $0 of amortization of ground rent intangible assets and liabilities as part of other property operating expense for the three months ended June 30, 2016 and 2015, respectively. The Company recorded $17 and $(40) of amortization of ground rent intangible assets and liabilities as part of other property operating expense for the six months ended June 30, 2016 and 2015, respectively.
Goodwill
Goodwill represents the fair value of the collaboration expected to be achieved upon consummation of a business combination and is measured as the excess of consideration transferred over the net assets acquired at acquisition date. The Company initially recognized goodwill of $3,887 related to the acquisition of Gramercy Europe Limited, or Gramercy Europe Asset Management, however during the second quarter of 2015, as a result of finalization of the purchase price allocation for the acquisition, the Company decreased the amount allocated to goodwill by $85 and thus the final purchase price allocation to goodwill as a result of the acquisition was $3,802. The adjustment to goodwill for the finalized purchase price was primarily related to a reduction in the contract intangible value as well as an increase in the accrued income recorded for incentive fees. The carrying value of goodwill is adjusted each reporting period for the effect of foreign currency translation adjustments. The carrying value of goodwill at June 30, 2016 and December 31, 2015 was $3,223 and $3,568, respectively. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company did not record any impairment on its goodwill during the six months ended June 30, 2016 or 2015.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

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
The Company’s 5.07% unconsolidated equity investment in CBRE Strategic Partners Asia, described more in Note 5, is presented in the Condensed Consolidated Financial Statements at fair value. CBRE Strategic Partners Asia is an investment company that accounts for its investments at fair value with changes in the fair value of the investments recorded in the statement of operations. See the “Fair Value Measurements” section of this Note 2 as well as Note 9, “Fair Value Measurements,” for further discussion of the fair value accounting methodology used for CBRE Strategic Partners Asia.
Carrying values of the Company’s unconsolidated equity investments were $145,252 and $580,000 at June 30, 2016 and December 31, 2015, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
Restricted Cash
The Company had restricted cash of $65,748 and $17,354 at June 30, 2016 and December 31, 2015, respectively, which primarily consists of proceeds from property sales held by qualified intermediaries to be used for tax-deferred, like-kind exchanges under IRC Section 1031, as well as reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain mortgage loan obligations.
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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

The Company had three consolidated VIEs as of June 30, 2016 and two consolidated VIEs as of December 31, 2015. The Company had four unconsolidated VIEs as of June 30, 2016 and December 31, 2015. The following is a summary of the Company’s involvement with VIEs as of June 30, 2016:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Assets
Consolidated VIEs
Operating Partnership	$5,410,227	$2,592,091	$5,410,227	$2,592,091
Proportion Foods	$10,993	$2,613	$10,993	$11,539
Gramercy Europe Asset Management (European Fund Manager)	$491	$1,279	$491	$1,279
Unconsolidated VIEs
Gramercy Europe Asset Management (European Fund Carry Co.)	$—	$—	$11	$30
Retained CDO Bonds	$9,322	$—	$1,094,732	$1,152,434
The following is a summary of the Company’s involvement with VIEs as of December 31, 2015:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Assets
Consolidated VIEs
Proportion Foods	$7,949	$16	$7,949	$8,183
Gramercy Europe Asset Management (European Fund Manager)	$334	$832	$334	$832
Unconsolidated VIEs
Gramercy Europe Asset Management (European Fund Carry Co.)	$—	$—	$11	$16
Retained CDO Bonds	$7,471	$—	$1,382,373	$1,282,583

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

Consolidated VIEs
Proportion Foods
In December 2015, the Company entered into a non-recourse financing arrangement with Big Proportion Austin LLC, or BIG, for a build-to-suit industrial property in Round Rock, Texas, or Proportion Foods. Concurrently, the Company entered into a forward purchase agreement with BIG, pursuant to which the Company will acquire the property, which is 100.0% leased to Proportion Foods, upon substantial completion of the facility’s development. The Company has determined that Proportion Foods is a VIE, as the equity holders of the entity do not have controlling financial interests and the obligation to absorb losses. The Company controls the activities that most significantly affect the economic outcome of Proportion Foods through its financing arrangement to fund the property’s development and its forward purchase agreement with BIG. As such, the Company has concluded that it is the entity’s primary beneficiary and has consolidated the VIE. The Company has a note receivable from BIG related to the financing arrangement, which is a note payable for BIG and thus eliminates upon consolidation of the VIE.
The construction of the facility on the property is expected to be complete in December 2016 and the Company has committed $24,950 in financing for the construction. BIG is responsible for funding in excess of the $24,950 mortgage note. As of June 30, 2016, the Company has funded $8,926 for the property.
Gramercy Europe Asset Management (European Fund Manager)
In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired equity interests in the entity, hereinafter European Fund Manager, which provides investment and asset management services to the Gramercy European Property Fund. The Company has determined that European Fund Manager is a VIE, as the equity holders of that entity do not have controlling financial interests and the obligation to absorb losses. As Gramercy Europe Asset Management, through an investment advisory agreement with the VIE, controls the activities that most significantly affect the economic outcome of European Fund Manager, the Company has concluded that it is the entity’s primary beneficiary and has consolidated the VIE.
European Fund Manager is expected to generate net cash inflows for the Company in the form of management fees in the future, however, if the VIE’s cash inflows are not sufficient to cover its obligations, the Company may provide financial support for the VIE.
Unconsolidated VIEs
Gramercy Europe Asset Management (European Fund Carry Co.)
In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired equity interests in the entity, hereinafter European Fund Carry Co., entitled to receive certain preferential distributions, if any, made from time-to-time by the Gramercy European Property Fund. The Company has determined that European Fund Carry Co. is a VIE, as the equity holders of that entity do not have controlling financial interests and the obligation to absorb losses. Decisions that most significantly affect the economic performance of European Fund Carry Co. are decided by a majority vote of that VIE’s shareholders. As such, the Company does not have a controlling financial interest in the VIE and has accounted for it as an equity investment.
As of June 30, 2016 and December 31, 2015, European Fund Carry Co. had net assets of $(19) and $(5).
Investment in Retained CDO Bonds
The Company holds non-investment grade subordinate bonds, preferred shares and ordinary shares of three collateralized debt obligations, or the Retained CDO Bonds, which it recognized subsequent to the disposal of its Gramercy Finance segment, or Gramercy Finance, and exit from the commercial real estate finance business in March 2013. The Company is not obligated to provide any financial support to these collateralized debt obligations, or CDOs. The Company’s maximum exposure to loss is limited to its interest in the Retained CDO Bonds and the Company does not control the activities that most significantly impact the VIE’s economic performance.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

Assets Held for Sale and Discontinued Operations
As of June 30, 2016 and December 31, 2015, the Company had one and six assets classified as held for sale, respectively. One and six of the assets held for sale as of June 30, 2016 and December 31, 2015, respectively, represent Chambers properties that qualified as held for sale as of the closing date of the Merger and are included within discontinued operations, in accordance with ASC 360, as these assets acquired in the Merger do not align with the Company’s investment strategy and therefore will be sold. Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held for sale, depreciation and amortization expense is no longer recorded. Refer to Note 3 for further information on the Company’s assets held for sale and discontinued operations.
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
Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of June 30, 2016 and December 31, 2015 were $94 and $204, respectively. The Company continually reviews receivables related to rent, tenant reimbursements, and management fees, including incentive fees, and determines collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable.
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
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

The Company’s deferred leasing costs include direct costs, such as lease commissions, incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term as a reduction from rental revenue.
Fair Value Measurements
At June 30, 2016 and December 31, 2015, the Company measured its Retained CDO Bonds, derivative instruments, and CBRE Strategic Partners Asia on a recurring basis and measured its real estate investments classified as held for sale at Merger closing on a non-recurring basis. ASC 820-10, “Fair Value Measurements and Disclosures,” among other things, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments and other assets and liabilities at fair value. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of these assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The level of pricing observability generally correlates to the degree of judgment utilized in measuring the fair value of financial instruments and other assets and liabilities. The investment manager of CBRE Strategic Partners Asia applies valuation techniques for the Company’s investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third-party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to the Company’s ownership interest therein. The three broad levels defined are as follows:
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
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

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
Certain of the Company’s asset management contracts include provisions that may allow it to earn additional fees, generally described as incentive fees or profit participation interests, based on the achievement of a targeted valuation of the managed assets or the achievement of a certain internal rate of return on the managed assets. The Company recognizes incentive fees on its asset management contracts based upon the amount that would be due pursuant to the contract, if the contract were terminated at the reporting date. If the contract may be terminated at will, revenue will only be recognized for the amount that would be due pursuant to that termination. If the incentive fee is a fixed amount, only a proportionate share of revenue is recognized at the reporting date, with the remaining fees recognized on a straight-line basis over the measurement period. The values of incentive management fees are periodically evaluated by management. For the three and six months ended June 30, 2016, the Company recognized incentive fees of $14,217 and $15,190, respectively. For the three months ended June 30, 2015, the Company recorded an adjustment of $(64) to incentive fees. For the six months ended June 30, 2015, the Company recognized incentive fees of $2,971.
Investment and Other Income
Investment income consists primarily of income accretion on the Company’s Retained CDO Bonds, which are measured at fair value on a quarterly basis using a discounted cash flow model. Other income primarily consists of interest income on servicing advances and realized foreign currency exchange gain (loss).
Share-Based Compensation Plans
The Company has share-based compensation plans, described more fully in Note 11. The Company accounts for share-based awards using the fair value recognition provisions. Awards of shares or restricted shares are expensed as compensation over the benefit period and may require inputs that are highly subjective and require significant management judgment and analysis to develop. The Company assumes a forfeiture rate which impacts the amount of aggregate compensation cost recognized. In accordance with the provisions of the Company’s share-based compensation plans, the Company accepts the return of shares of the Company’s common shares, at the current quoted market price to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period. The Company also grants awards pursuant to its share-based compensation plans in the form of LTIP units, which are a class of limited partnership interests in the Company’s Operating Partnership.
Foreign Currency
Gramercy Europe Asset Management operates an asset and property management business located in the United Kingdom. The Company owns one property located in the United Kingdom, two properties in Canada, and has unconsolidated equity investments in Europe and Asia. The Company also has euro-denominated borrowings outstanding under the multi-currency portion of its revolving credit facility. Refer to Note 5 for more information on the Company’s foreign unconsolidated equity investments.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

Translation
The Company has interests in the European Union and Canada, for which the functional currencies are the euro, the British pound sterling and the Canadian dollar. The Company performs the translation from the euro, the British pound sterling or the Canadian dollar, to the U.S. dollar for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted-average exchange rate during the period. The Company reports the gains and losses resulting from such translation as a component of other comprehensive income (loss). The Company recorded net translation gains (losses) of $(8,686) and $(2,567) for the three and six months ended June 30, 2016, respectively. The Company recorded net translation gains (losses) of $269 and $51 for the three and six months ended June 30, 2015, respectively. These translation gains and losses are reclassified to earnings when the Company has substantially exited from all investments in the related currency.
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
Net realized gains (losses) are recognized on foreign currency transactions in connection with the transfer of cash from or to foreign operations of subsidiaries or equity investments to the parent company. For the three and six months ended June 30, 2016, the Company recognized net realized foreign currency transaction gains (losses) of $(186) and $(81), respectively, on such transactions. For the three and six months ended June 30, 2015, the Company recognized net realized foreign currency transaction losses of $4 and $10, respectively, on such transactions.
Derivatives and Non-Derivative Hedging Instruments
In the normal course of business, the Company is exposed to the effect of interest rate and foreign exchange rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives and non-derivative net investment hedges. The Company uses a variety of derivative instruments that are considered “plain vanilla” derivatives to manage, or hedge, interest rate risk. The Company enters into derivative and hedging instruments that will be maximally effective in reducing the interest rate risk and foreign currency exchange rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company’s derivatives and non-derivative hedging instruments typically include interest rate swaps, caps, collars and floors, foreign currency forward contracts, as well as non-derivative net investment hedges. The Company expressly prohibits the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.
The Company recognizes all derivatives on the Condensed Consolidated Balance Sheets at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and shareholders’ equity prospectively, depending on future levels of the London Interbank Offered Rate, or LIBOR, swap spreads, foreign exchange rates, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

The Company’s non-derivative hedging instrument, the foreign currency denominated tranche of the Company’s 2015 Revolving Credit Facility, is reported at carrying value on its Condensed Consolidated Balance Sheets. As the non-derivative net investment hedge is denominated in euros, the Company translates the carrying value in euros into its functional and reporting currency of U.S. dollars at the period-ending rate and reports this value in its financial statements, with the foreign currency translation adjustment associated with the hedged net investment reported in the cumulative translation adjustment within other comprehensive income (loss). Refer to Note 10 for more information on the Company’s derivatives and non-derivative hedging instruments.
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
Servicing Advances Receivable
The Company’s servicing advances receivable consisted of its accrual for the reimbursement of servicing advances, including expenses such as legal fees and professional fees incurred while the Company was the collateral manager of the CDOs, which were recognized as part of the disposal of Gramercy Finance in March 2013. For the three and six months ended June 30, 2016, the Company received reimbursements from servicing advances of $1,390. For the three and six months ended June 30, 2015, the Company did not receive any reimbursements. As of June 30, 2016, there were no servicing advances receivable, and as of December 31, 2015, there were servicing advances receivable of $1,382. All servicing advances were received as of March 30, 2016, thus there will be no future activity related to servicing advances.
Retained CDO Bonds
The Company recognized its Retained CDO Bonds at fair value in March 2013 subsequent to the disposal of Gramercy Finance. Management estimated the timing and amount of cash flows expected to be collected and recognized an investment in the Retained CDO Bonds equal to the net present value of these discounted cash flows. There is no guarantee that the Company will realize any proceeds from this investment, or what the timing will be for the expected remaining life of the Retained CDO Bonds. The Company considers these investments to be not of high credit quality and does not expect a full recovery of interest and principal. Therefore, the Company has suspended interest income accruals on these investments. On a quarterly basis, the Company evaluates the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, the Company will record an other-than-temporary impairment, or OTTI, in the Condensed Consolidated Statements of Operations. To determine the component of the OTTI related to expected credit losses, the Company compares the amortized cost basis of the Retained CDO Bonds to the present value of the revised expected cash flows, discounted using the pre-impairment yield. Conversely, if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, the Company will prospectively adjust the yield using the effective yield method. Refer to Note 9 for further discussion regarding the fair value measurement of the Retained CDO Bonds. For the three and six months ended June 30, 2016 and 2015, the Company recognized no OTTI on its Retained CDO Bonds.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

A summary of the Company’s Retained CDO Bonds as of June 30, 2016 is as follows:

Description	Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain	Other-than-temporary impairment	Fair Value	Weighted Average Expected Life
Available for Sale, Non- investment Grade:
Retained CDO Bonds	9	$379,515	$7,345	$1,977	$—	$9,322	2.2
Total	9	$379,515	$7,345	$1,977	$—	$9,322	2.2
The following table summarizes the activity related to credit losses on the Retained CDO Bonds for the six months ended June 30, 2016 and for the year ended December 31, 2015:

	2016	2015
Balance as of January 1, 2016 and January 1, 2015, respectively, of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$3,196	$6,818
Additions to credit losses:	—	—
On Retained CDO Bonds for which an OTTI was not previously recognized	—	—
On Retained CDO Bonds for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	—	—
On Retained CDO Bonds for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	—	—
Reduction for credit losses:	—	—
On Retained CDO Bonds for which no OTTI was recognized in other comprehensive income at current measurement date	—	—
On Retained CDO Bonds sold during the period	—	—
On Retained CDO Bonds charged off during the period	—	—
For increases in cash flows expected to be collected that are recognized over the remaining life of the Retained CDO Bonds	(2,121)	(3,622)
Balance as of June 30, 2016 and December 31, 2015, respectively, of credit losses (gains) on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$1,075	$3,196
Income Taxes
The Company elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute at least 90.0% of its ordinary taxable income, to shareholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that the Company distributes to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates and will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distributions to shareholders. However, the Company believes that it will be organized and will operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company is subject to certain state and local taxes. The Company’s TRSs are subject to federal, state and local taxes.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

For the three and six months ended June 30, 2016, the Company recorded $2,700 and $3,403 of income tax expense, respectively. For the three and six months ended June 30, 2015, the Company recorded $17 and $1,131 of income tax expense, respectively. Tax expense for each year is comprised of federal, state, local, and foreign taxes. Income taxes, primarily related to the Company’s TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if the Company believes it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.
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
Concentrations of credit risk also arise when a number of the Company’s tenants or asset management clients are engaged in similar business activities or are subject to similar economic risks or conditions that could cause their inability to meet contractual obligations to the Company. The Company regularly monitors its portfolio to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified. One asset management client, KBS Real Estate Investment Trust, Inc., or KBS, accounted for 95% and 93% of the Company’s management fee income for the three and six months ended June 30, 2016, respectively. KBS also accounted for 95% and 85% of the Company’s management fee income for the three and six months ended June 30, 2015, respectively. Gramercy Europe Asset Management accounted for 5% and 7% of the Company’s management fee income, including European asset management fee income, for the three and six months ended June 30, 2016, respectively. One tenant, Bank of America, N.A., accounted for 15% and 13% of the Company’s rental revenue for the three and six months ended June 30, 2016, respectively. Bank of America, N.A. also accounted for 24% and 30% of the Company’s rental revenue for the three and six months ended June 30, 2015, respectively. Additionally, for the three and six months ended June 30, 2016, there were three states, California, Florida, and Texas, that each accounted for 10% or more of the Company’s rental revenue.
Use of Estimates
The preparation of financial statements in conformity with Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers, which creates a new Topic ASC 606, Revenue from Contracts with Customers. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additionally, the guidance requires increased disclosures related to revenue recognition. Pursuant to ASU 2015-14, Revenue from Contracts with Customers, issued in August 2015, ASU 2014-09 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption only permitted for annual reporting periods beginning after December 15, 2016, including interim reporting periods therein. In April 2016, the FASB issued ASU 2016-10, and in May 2016, the FASB issued ASU 2016-11 and ASU 2016-12, which are clarification updates related to the revenue recognition guidance in ASU 2014-09 and have the same effective date and transition requirements as ASU 2014-09. The Company will appropriately adopt and apply the guidance retrospectively for its fiscal year ended December 31, 2018 and the interim periods within that year. The Company is currently evaluating the guidance to determine the impact it may have on its Condensed Consolidated Financial Statements.
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
In April 2015, the FASB issued ASU 2015-05, Intangibles - Goodwill and Other - Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The update requires companies to account for the software license element of a cloud computing arrangement consistent with the acquisition of other software licenses and other licenses of intangible assets. The update is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance during the first quarter of 2016. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
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
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses, which amends the existing accounting guidance related to credit losses on financial instruments. The amendments in the update replace the incurred loss impairment methodology in the current accounting standards with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting the update on its Condensed Consolidated Financial Statements.
3. Dispositions, Assets Held for Sale, and Discontinued Operations
Real Estate Dispositions
During the three and six months ended June 30, 2016, the Company sold four and 10 properties, respectively. During the three and six months ended June 30, 2015, the Company sold three properties. The 10 property sales in 2016 consisted of all office properties that comprised an aggregate 2,634,999 square feet and generated gross proceeds of $647,700. The three properties sold in three and six months ended June 30, 2015 were office properties from the Company’s 67 property portfolio leased primarily to Bank of America N.A., the Bank of America Portfolio, which comprised an aggregate 85,866 square feet and generated gross proceeds of $8,619. The Company did not recognize any gains or impairments on disposals during the three and six months ended June 30, 2016. The Company recognized $350 in gains on disposals and an impairment of $149 during the three and six months ended June 30, 2015. Six of the property sales in 2016 were structured as like-kind exchanges within the meaning of Section 1031 of the IRC. As a result of the sales, the Company deposited $270,508 of the total sales proceeds into an IRC Section 1031 exchange escrow account with a qualified intermediary. The Company then used $227,521 of these funds as consideration for 21 property acquisitions during the six months ended June 30, 2016. Five of the properties sold during the six months ended June 30, 2016, which were sold for gross proceeds of $386,000, represent properties assumed in the Merger that were designated as held for sale at the time of Merger closing, and are thus included in discontinued operations for all periods presented. Five of the properties sold during the six months ended June 30, 2016, which were sold for gross proceeds of $261,700, were also assumed in the Merger and were classified as held for sale at the time of disposition, however they are not included in discontinued operations as they did not meet the definition of discontinued operations.
Assets Held for Sale
The Company separately classifies properties held for sale in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations. The Company had one and six assets classified as held for sale as of June 30, 2016 and December 31, 2015, respectively. In the normal course of business the Company identifies non-strategic assets for sale. Changes in the market may compel the Company to decide to classify a property held for sale or classify a property that was designated as held for sale back to held for investment. During the three and six months ended June 30, 2016 and 2015, the Company did not reclassify any properties previously identified as held for sale to held for investment.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

The following table summarizes the assets held for sale and liabilities related to the assets held for sale as of June 30, 2016 and December 31, 2015:

Assets held for sale	June 30, 2016	December 31, 2015
Real estate investments	$9,752	$348,582
Acquired lease assets	—	61,804
Other assets	322	10,099
Total assets	10,074	420,485
Liabilities related to assets held for sale
Mortgage notes payable, net	—	260,704
Below-market lease liabilities	—	16,518
Other liabilities	371	14,142
Total liabilities	371	291,364
Net assets held for sale	$9,703	$129,121
Discontinued Operations
The following operating results for Gramercy Finance, the assets previously sold and the assets that were assumed in the Merger and simultaneously designated as held for sale for the three and six months ended June 30, 2016 and 2015 are included in discontinued operations for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating Results:
Revenues	$140	$71	$5,997	$(29)
Operating expenses	(56)	38	(2,236)	248
General and administrative expense	(26)	11	(38)	(161)
Interest expense	—	—	(955)	—
Gain on extinguishment of debt	—	—	1,930	—
Net income from discontinued operations	$58	$120	$4,698	$58
Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows. The table below presents additional relevant information pertaining to results of discontinued operations for the six months ended June 30, 2016 and 2015, including depreciation, amortization, capital expenditures, and significant operating and investing noncash items:

	Six Months Ended June 30,
	2016	2015
Significant operating noncash items	$(9,452)	$—
Increase in cash and cash equivalents related to foreign currency translation	1,045	—
Total	$(8,407)	$—

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

4. Real Estate Investments
Property Acquisitions
During the six months ended June 30, 2016, the Company’s property acquisitions are summarized as follows:

Property Type(1)	Number of Properties	Square Feet	Purchase Price
Industrial(2)	28	8,359,186	$566,859
Office(2)	4	310,072	58,050
Total	32	8,669,258	$624,909

(1)
Includes seven properties distributed to the Company from the Duke JV, of which five were industrial properties that comprise 3,909,945 square feet and two were office properties that comprise 279,685 square feet. The Company previously owned an 80.0% interest in these properties based on its interest in the joint venture. The fair value of these properties at 100.0% was $276,100, which is included above in the purchase price amounts. Two of the properties distributed to the Company were encumbered by mortgages, of which the unpaid aggregate principal value was $12,931 at the time of distribution. The Company paid off these mortgages on June 30, 2016.

(2)
The Company assumed mortgages on 11 of its property acquisitions in 2016, not including the two mortgages assumed and subsequently paid off on properties distributed to the Company from the Duke JV during the period, noted above. The unpaid principal value of the mortgages assumed at acquisition was $45,958. Refer to Note 6 for more information on the Company’s debt obligations related to acquisitions.

During the year ended December 31, 2015, the Company’s property acquisitions are summarized as follows:

Property Type(1)	Number of Properties	Square Feet	Purchase Price
Industrial(2)	89	23,972,916	$1,561,828
Office(2)	45	8,496,686	1,864,235
Specialty retail	10	1,330,544	300,500
Total	144	33,800,146	$3,726,563

(1)	Includes 95 properties acquired as part of the Merger, of which 57 were industrial properties that comprise 17,355,358 square feet and 38 were office properties that comprise 7,205,381 square feet.

(2)
The Company assumed mortgages on 13 of its property acquisitions in 2015. The unpaid principal value of the mortgages assumed at acquisition was $153,877. Additionally, the Company assumed 30 mortgages in connection with 29 properties acquired as part of the Merger in 2015. The unpaid principal value of the mortgages assumed with the Merger was $464,292, of which $254,291 was classified as held for sale upon closing of the Merger. Refer to Note 6 for more information on the Company’s debt obligations related to acquisitions.

The Company recorded revenues and net loss for the three months ended June 30, 2016 of $3,671 and $(259), respectively, related to its real estate acquisitions during the period. The Company recorded revenues and net income for the six months ended June 30, 2016 of $5,698 and $1,089, respectively, related to its acquisitions during the period. The Company recorded revenues and net income for the three months ended June 30, 2015 of $2,149 and $917, respectively, related to its real estate acquisitions during the period. The Company recorded revenues and net income for the six months ended June 30, 2015 of $17,731 and $1,985, respectively, related to its acquisitions during the period.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

Property Purchase Price Allocations
The Company is currently analyzing the fair value of the lease and real estate assets of one and 23 of its property investments acquired in 2015 and 2016, respectively, and accordingly, the purchase price allocations for these properties are preliminary and subject to change. The initial recording of the assets is summarized as follows:

		Preliminary Allocations recorded
Period of Acquisition	Number of Acquisitions	Real Estate Assets	Intangible Assets	Intangible Liabilities
Six Months Ended June 30, 2016	23	$410,164	$56,754	$9,797
Year Ended December 31, 2015(1)	1	$7,947	$—	$—

(1)
Allocations exclude the properties acquired as part of the Merger, which are separately disclosed below in the section, “Merger with Chambers.” Additionally, allocations represent the real estate assets of Proportion Foods, a consolidated VIE. Refer to Note 2 for more information on Proportion Foods.

During the six months ended June 30, 2016 and the year ended December 31, 2015, the Company finalized the purchase price allocations for 20 and 136 properties acquired in prior periods, respectively, for which the Company had recorded preliminary purchase price allocations at the time of acquisition. The aggregate changes from the preliminary purchase price allocations to the finalized purchase price allocations, in accordance with ASU 2015-16, which the Company adopted in the third quarter of 2015, are shown in the table below:

	Preliminary Allocations recorded				Finalized Allocations recorded
Period Finalized	No. of Acquisitions	Real Estate Assets	Intangible Assets	Intangible Liabilities	Real Estate Assets	Intangible Assets	Intangible Liabilities	Increase to Rental Revenue	Increase to Depreciation and Amortization Expense
Six Months Ended June 30, 2016	20	$432,401	$2,084	$184	$410,859	$26,589	$3,146	$18	$(13)
Year Ended December 31, 2015(1)	136	$1,373,360	$320,066	$81,961	$1,535,763	$302,083	$226,381	$2,307	$(205)

(1)	Allocations for the year ended December 31, 2015 include the 67 properties acquired as part of the Bank of America Portfolio.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

Pro Forma
The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the three and six months ended June 30, 2016 and 2015 as though the acquisitions closed during the three and six months ended June 30, 2016 and 2015 were completed on January 1, 2015. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods. The table includes pro forma operating results for the assets acquired in the Merger.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Pro forma revenues(1)	$145,780	$126,643	$267,367	$260,674
Pro forma net income available to common shareholders(1), (2)	$20,591	$16,889	$19,354	$42,753
Pro forma income per common share-basic	$0.05	$0.09	$0.05	$0.26
Pro forma income per common share-diluted	$0.05	$0.09	$0.05	$0.25
Pro forma common shares-basic	422,330,927	178,239,319	421,994,655	164,166,566
Pro forma common share-diluted	427,542,605	182,800,663	426,265,771	169,122,354

(1)
The pro forma results for all periods presented include adjustments to reflect the Company’s continuing 5.1% interest in the Goodman Europe JV as well as its 100.0% interest in the seven properties it received through distribution from the Duke JV on June 30, 2016.

(2)	Net income for each period has been adjusted for acquisition costs related to the property acquisitions during the period.
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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

The Company is in the process of completing the allocation of the purchase price for the Merger, which the Company expects to finalize later this year. The following table summarizes the preliminary purchase price allocation, which represents the current best estimate of acquisition date fair values of the assets acquired and liabilities assumed:

Assets
Investments:
Land	$261,514
Buildings and improvements	1,653,634
Net investments	1,915,148
Cash and cash equivalents	24,687
Restricted cash	8,990
Unconsolidated equity investments	561,752
Tenant and other receivables, net	11,166
Acquired lease assets	387,988
Deferred costs and other assets	5,002
Assets held for sale	412,565
Total assets	$3,327,298
Liabilities
Mortgage notes payable	$216,754
Revolving credit facilities and term loans	860,000
Below-market lease liabilities	40,593
Accounts payable, accrued expenses, and other liabilities	87,434
Liabilities related to assets held for sale	293,276
Total liabilities	$1,498,057
Estimated fair value of net assets acquired	$1,829,241
The final allocation of the purchase price will be based on the Company’s assessment of the fair value of the acquired assets and liabilities and may differ significantly from the estimated preliminary allocation. During the six months ended June 30, 2016, the Company recorded adjustments to the preliminary purchase price allocation for Chambers as a result of further evaluation of the fair value of the assets acquired and liabilities assumed. The adjustments recorded resulted in a decrease to the allocation to assets acquired by $2,095 and a decrease to the allocation to liabilities assumed by $2,095. The preliminary purchase price allocation adjustments also resulted in an increase in net income of $1,666 and $1,673 to record adjustments to depreciation and amortization expense related to the adjustments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016, respectively.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

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
As a result of the Merger, the Company acquired an interest in four unconsolidated entities, the Duke JV, Goodman Europe JV, Goodman UK JV, and the CBRE Strategic Partners Asia, a real estate investment fund. The Company’s equity investment in the entities was fair valued on the Merger closing date, and the difference between the historical carrying value of the net assets and the fair value has been recorded as a basis difference. The basis difference will be amortized to equity in net income from joint ventures and equity investments over the remaining weighted-average useful life of the underlying assets of each entity.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

As of June 30, 2016 and December 31, 2015, the Company owned properties through unconsolidated equity investments and had investment interests in these unconsolidated entities as follows:

	As of June 30, 2016			As of June 30, 2016		As of December 31, 2015
Investment	Ownership %	Voting Interest %	Partner	Investment in Unconsolidated Equity Investment(1)	No. of Properties	Investment in Unconsolidated Equity Investment(1)	No. of Properties
Gramercy European Property Fund (2), (3)	14.2%	14.2%	Various	$52,056	21	$23,381	12
Philips JV	25.0%	25.0%	Various	—	1	—	1
Duke JV	80.0%	50.0%	Duke Realty	41,133	1	352,932	13
Goodman Europe JV (3)	5.1%	5.1%	Gramercy European Property Fund	8,918	9	158,863	9
Goodman UK JV	80.0%	50.0%	Goodman Group	35,361	3	36,698	3
CBRE Strategic Partners Asia	5.07%	5.07%	Various	5,162	2	5,508	2
Morristown JV	50.0%	50.0%	21 South Street	2,622	1	2,618	1
Total				$145,252	38	$580,000	41

(1)
The amounts presented include basis differences of $3,707, $2,562 and $5,684, net of accumulated amortization, for the Duke JV, Goodman Europe JV, and Goodman UK JV, respectively, as of June 30, 2016. The amounts presented include basis differences of $136,198, $37,371, and $6,578, net of accumulated amortization, for the Duke JV, Goodman Europe JV, and Goodman UK JV, respectively, as of December 31, 2015.

(2)	Includes European Fund Carry Co., which has a carrying value of $12 and $0 for the Company’s 25.0% interest as of June 30, 2016 and December 31, 2015, respectively.

(3)
As of June 30, 2016, the Company has a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest of Goodman Europe JV through its 14.2% interest in the Gramercy European Property Fund.

The following is a summary of the Company’s unconsolidated equity investments for the six months ended June 30, 2016:

Unconsolidated Equity Investments
Balance as of December 31, 2015	$580,000
Contributions to unconsolidated equity investments	30,247
Equity in net loss of unconsolidated equity investments, including adjustments for basis differences	(2,923)
Other comprehensive loss of unconsolidated equity investments	(689)
Distributions from unconsolidated equity investments(1)	(324,197)
Purchase price allocation adjustments	2,865
Gains on sale and dissolution of unconsolidated equity investment interests	12,570
Sale of unconsolidated equity investments	(148,884)
Reclassification of accumulated foreign currency translation adjustments due to disposal	$(3,737)
Balance as of June 30, 2016	$145,252

(1)	Includes the fair value of the seven properties of $276,100 distributed by the Duke JV to the Company.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

Gramercy European Property Fund
In December 2014, the Company, along with several equity investment partners, formed the Gramercy European Property Fund, a private real estate investment fund, which targets single-tenant industrial, office and specialty retail assets throughout Europe. Since inception, the equity investors, including the Company, have collectively committed and funded $395,213 (€352,500) in equity capital to the Gramercy European Property Fund. As of June 30, 2016, the commitments of all equity investors to the Gramercy European Property Fund, including the Company, have been fully funded.
On May 31, 2016, the Gramercy European Property Fund acquired the Goodman Group’s 20.0% interest in the Goodman Europe JV for a total purchase price of $47,633 (€42,766). On June 30, 2016, the Gramercy European Property Fund acquired 74.9% of the Company’s 80.0% interest in the Goodman Europe JV for a total purchase price of $148,884 (€134,336). As of June 30, 2016, the Gramercy European Property Fund owns 94.9% of the Goodman Europe JV, which holds nine properties located in Germany and France.
As of June 30, 2016 and December 31, 2015, the Company contributed $55,892 (€50,000) and $25,663 (€23,160) to the Gramercy European Property Fund, respectively. During the six months ended June 30, 2016 and the year ended December 31, 2015, the Gramercy European Property Fund acquired nine and 12 properties, respectively, located in Germany, the Netherlands, Poland, and the United Kingdom. Refer to Note 8 for additional information on the equity transactions related to the Gramercy European Property Fund and the Goodman Europe JV.
Philips JV
The Philips JV is a fee interest in 200 Franklin Square Drive, a 199,900 square foot building located in Somerset, New Jersey which is 100.0% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics through December 2021. The property is financed by a $40,364 fixed rate mortgage loan with maturity in September 2035. The loan had an anticipated repayment date in September 2015 and, as such, excess cash flow at the property began paying down the loan in September 2015. During the three and six months ended June 30, 2016, the Company did not receive any distributions from the joint venture. During the three and six months ended June, 30, 2015 the Company received distributions of $103 and $206, respectively, from the joint venture.
Duke JV
The Duke JV invested in industrial and office properties located throughout the United States. The Company’s investment partner, Duke Realty Corporation, or Duke, acted as the managing member of the Duke JV, was entitled to receive fees in connection with the services it provides to the Duke JV, including asset management, construction, development, leasing and property management services, and was entitled to a promoted interest in the Duke JV. The Company had joint approval rights with Duke over all major policy decisions.
In June 2016, the Company and Duke entered into a Dissolution and Liquidation Agreement, or the Dissolution Agreement. On June 30, 2016, pursuant to the Dissolution Agreement, the Duke JV distributed seven of its properties to the Company and one of its properties and $2,760 to Duke. As a result of the distributions, the Company recorded a gain of $7,229 for the three and six months ended June 30, 2016. As of June 30, 2016, the Duke JV had one property, which was sold in July 2016 and as a result of this sale, the Company received a final distribution of $41,060 from the Duke JV. During the three and six months ended June 30, 2016, the Company received cash distributions of $0 and $53,807 from the Duke JV.
Goodman JV
The Goodman UK JV invests in industrial properties in the United Kingdom and the Goodman Europe JV invests in industrial properties in France and Germany. As noted above, during the second quarter of 2016, the Gramercy European Property Fund acquired the Goodman Group’s 20.0% interest in the Goodman Europe JV and acquired 74.9% of the Company’s 80.0% interest in the Goodman Europe JV. As of June 30, 2016, the Company has a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

Pursuant to the Goodman UK JV shareholder agreement, if a deadlock arises pertaining to a major decision regarding a specific property, either shareholder may exercise a buy-sell option in relation to the relevant property for the Goodman UK JV. Additionally, after the initial investment period, either shareholder wishing to exit the Goodman UK JV may exercise a buy-sell option with respect to its entire interest. The Goodman UK JV pays certain fees to certain Goodman Group subsidiaries in connection with the services they provide to the Goodman UK JV, including but not limited to investment advisory, development management and property management services. The Goodman Group is also entitled to a promoted interest in the Goodman UK JV.
As a result of the Gramercy European Property Fund’s acquisition of the Goodman Group’s 20.0% interest in the Goodman Europe JV, the Goodman Europe JV shareholder agreement, which previously had the same terms as that of the Goodman UK JV, was amended. In the amended Goodman Europe JV shareholder agreement, control is shared among joint venture partners based on ownership interest. Following the sale transaction, the Company has a cumulative continuing 5.1% interest in the Goodman Europe JV, through its direct 5.1% ownership interest in addition to its indirect ownership interest of 14.2% in the Gramercy European Property Fund which owns 94.9% of the Goodman Europe JV. Due to its continuing equity interest, the Company maintains significant influence in the Goodman Europe JV, and as a result of both of these factors, the Company continues to account for its outstanding interest in the joint venture using the equity method. Pursuant to the amended Goodman Europe JV shareholder agreement, the Goodman Europe JV pays accounting and property management fees to certain Goodman Group subsidiaries and pays investment advisory and other management-related fees to the Gramercy European Property Fund in connection with the services these entities provide to the Goodman Europe JV.
During the three months and six months ended June 30, 2016, the Company received distributions of $3,814 and $7,375, respectively, from the Goodman Europe JV. During the three and six months ended June 30, 2016, the Company did not receive any distributions from the Goodman UK JV.
CBRE Strategic Partners Asia
CBRE Strategic Partners Asia is a real estate investment fund with investments in China. CBRE Strategic Partners Asia had an eight-year original term, which began on January 31, 2008 and may be extended for up to two one-year periods with the approval of two-thirds of the limited partners. CBRE Strategic Partners Asia’s commitment period has ended; however, it may call capital to fund operations, obligations and liabilities. For the three and six months ended June 30, 2016, the Company has not committed any capital nor received any distributions. In March 2016, the limited partners approved a one-year extension of the fund’s life. CBRE Strategic Partners Asia is managed by CBRE Investors SP Asia II, LLC, an affiliate of CBRE Global Investors. CBRE Strategic Partners Asia is not obligated to redeem the interests of any of its investors, including of the Company, prior to 2017. Except in certain limited circumstances such as transfers to affiliates, successor trustees or state agencies, the Company will not be permitted to sell its interest in CBRE Strategic Partners Asia without the prior written consent of the general partner, which the general partner may withhold in its sole discretion.
Morristown JV
On October 8, 2015, the Company contributed 50.0% of its interest in an office property located in Morristown, New Jersey to a joint venture the Company formed with 21 South Street, a subsidiary of Hampshire Partners Fund VIII LP. In connection with the contribution, the Company entered into a joint venture agreement for a 50.0% equity interest in the property with 21 South Street, or the Morristown JV. The Company sold the remaining 50.0% equity interest of the property to 21 South Street for gross proceeds of $2,600. In October 2015, the Morristown JV entered into a leasing and construction management agreement with Prism Construction Management, LLC to manage the construction of specific improvements at the property.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

The Condensed Consolidated Balance Sheets for the Company’s unconsolidated equity investments at June 30, 2016 are as follows:

	As of June 30, 2016
	Gramercy European Property Fund(1)
	Goodman Europe JV	Gramercy European Property Fund, excluding legacy Goodman Europe JV	Total	Goodman UK JV	Duke JV	CBRE Strategic Partners Asia	Other(2)	Total
Assets:
Real estate assets, net(3)	$306,922	$321,234	$628,156	$37,805	$47,386	$110,927	$50,136	$874,410
Other assets	34,900	74,255	109,155	6,211	7,907	8,901	3,430	135,604
Total assets	$341,822	$395,489	$737,311	$44,016	$55,293	$119,828	$53,566	$1,010,014
Liabilities and members’ equity:
Mortgages payable	$135,177	$188,469	$323,646	$—	$—	$—	$39,688	$363,334
Other liabilities	7,026	20,846	27,872	1,235	5,026	14,149	4,186	52,468
Total liabilities	142,203	209,315	351,518	1,235	5,026	14,149	43,874	415,802
Gramercy Property Trust equity	32,524	28,438	60,962	35,361	41,133	5,162	2,634	145,252
Other members’ equity	167,095	157,736	324,831	7,420	9,134	100,517	7,058	448,960
Liabilities and members’ equity	$341,822	$395,489	$737,311	$44,016	$55,293	$119,828	$53,566	$1,010,014

(1)
As of June 30, 2016, the Company has a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund.

(2)	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

(3)	Includes basis adjustments that were recorded by the Company to adjust the unconsolidated equity investments to fair value upon closing of the Merger.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

The Condensed Consolidated Balance Sheets for the Company’s unconsolidated equity investments at December 31, 2015 are as follows:

	As of December 31, 2015
	Goodman Europe JV	Gramercy European Property Fund	Goodman UK JV	Duke JV	CBRE Strategic Partners Asia	Other(1)	Total
Assets:
Real estate assets, net(2)	$276,925	$236,312	$42,584	$443,313	$109,554	$50,698	$1,159,386
Other assets	42,139	39,983	3,427	32,739	9,337	15,954	143,579
Total assets	$319,064	$276,295	$46,011	$476,052	$118,891	$66,652	$1,302,965
Liabilities and members’ equity:
Mortgages payable	$121,350	$143,616	$—	$56,105	$—	$40,424	$361,495
Other liabilities	8,622	14,581	1,783	6,035	13,948	16,540	61,509
Total liabilities	129,972	158,197	1,783	62,140	13,948	56,964	423,004
Gramercy Property Trust equity	158,863	23,385	36,698	352,932	5,508	2,614	580,000
Other members’ equity	30,229	94,713	7,530	60,980	99,435	7,074	299,961
Liabilities and members’ equity	$319,064	$276,295	$46,011	$476,052	$118,891	$66,652	$1,302,965

(1)	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

(2)	Includes basis adjustments that were recorded by the Company to adjust the unconsolidated equity investments to fair value upon closing of the Merger.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

Certain real estate assets in the Company’s unconsolidated equity investments are subject to mortgage loans. The following is a summary of the secured financing arrangements within the Company’s unconsolidated equity investments as of June 30, 2016:

						Outstanding Balance(2)
Property	Unconsolidated Equity Investment	Economic Ownership %		Interest Rate (1)	Maturity Date	June 30, 2016	December 31, 2015
Graben, Germany(3)	Goodman Europe JV	18.6%	(4)	2.39%	7/27/2017	$35,967	$33,781
Koblenz Germany	Goodman Europe JV	18.6%	(4)	2.27%	12/12/2017	36,968	34,486
Durrholz, Germany	Gramercy European Property Fund	14.2%		1.52%	3/31/2020	13,120	12,937
Venray, Germany	Gramercy European Property Fund	14.2%		3.32%	12/2/2020	13,806	13,578
Bremen, Germany	Goodman Europe JV	18.6%	(4)	3.01%	11/25/2020	14,973	12,817
Bodenheim, Germany	Goodman Europe JV	18.6%	(4)	3.01%	11/25/2020	14,366	12,296
Lille, France	Goodman Europe JV	18.6%	(4)	3.13%	12/17/2020	32,898	27,970
Carlisle, United Kingdom	Gramercy European Property Fund	14.2%		3.32%	2/19/2021	11,264	—
Breda, Netherlands	Gramercy European Property Fund	14.2%		1.74%	12/30/2022	10,585	7,796
Fredersdorf, Germany	Gramercy European Property Fund	14.2%		2.03%	12/30/2022	11,966	11,783
Frechen, Germany	Gramercy European Property Fund	14.2%		1.44%	12/30/2022	6,437	—
Friedrichspark, Germany	Gramercy European Property Fund	14.2%		2.03%	12/30/2022	9,250	9,109
Juechen, Germany	Gramercy European Property Fund	14.2%		1.84%	12/30/2022	20,057	19,750
Kerkrade, Netherlands	Gramercy European Property Fund	14.2%		2.03%	12/30/2022	10,237	10,081
Oud Beijerland, Netherlands	Gramercy European Property Fund	18.6%		2.04%	12/30/2022	8,594	8,463
Piaseczno, Poland	Gramercy European Property Fund	14.2%		1.93%	12/30/2022	8,654	8,522
Rotterdam, Netherlands	Gramercy European Property Fund	14.2%		1.84%	12/30/2022	8,108	—
Strykow, Poland	Gramercy European Property Fund	14.2%		1.93%	12/30/2022	20,375	20,063
Uden, Netherlands	Gramercy European Property Fund	14.2%		1.93%	12/30/2022	9,475	9,331
Zaandam, Netherlands	Gramercy European Property Fund	14.2%		2.03%	12/30/2022	12,392	12,203
Netherlands portfolio(5)	Gramercy European Property Fund	14.2%		3.00%	6/28/2023	14,153	—
Somerset, NJ	Philips JV	25.0%		6.90%	9/11/2035	40,364	40,424
Lake Forest, IL	Duke JV	80.0%		N/A	N/A	—	8,823
Tampa, FL	Duke JV	80.0%		N/A	N/A	—	4,231
Fort Lauderdale, FL (6)	Duke JV	80.0%		N/A	N/A	—	43,051
Total						$364,009	$361,495

(1)
Represents the current effective rate as of June 30, 2016, including the swapped interest rate for loans that have interest rate swaps. The current interest rate is not adjusted to include the amortization of fair market value premiums or discounts.

(2)	Mortgage loans amounts are presented at 100.0% of the amount in the unconsolidated equity investment.

(3)	Represents two properties under this mortgage loan.

(4)
Represents the Company’s economic ownership in the Goodman Europe JV, which includes both its 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund.

(5)	Represents five properties under this mortgage loan.

(6)	Represents four properties under this mortgage loan.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

The statements of operations for the unconsolidated equity investments for the three months ended June 30, 2016 and 2015 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	For the Three Months Ended June 30, 2016								For the Three Months Ended June 30, 2015
	Gramercy European Property Fund(1)
	Goodman Europe JV	Gramercy European Property Fund, excluding legacy Goodman Europe JV	Total	Goodman UK JV	Duke JV	CBRE Strategic Partners Asia	Other(2)	Total	Total(3)
Revenues	$6,073	$5,884	$11,957	$636	$8,860	$1,024	$1,083	$23,560	$1,316
Operating expenses	833	1,068	1,901	186	2,128	288	85	4,588	—
Acquisition expenses	4,960	1,871	6,831	—	—	—	23	6,854	—
Interest expense	944	967	1,911	—	167	—	704	2,782	573
Depreciation and amortization	2,342	2,487	4,829	371	3,424	—	333	8,957	526
Total expenses	9,079	6,393	15,472	557	5,719	288	1,145	23,181	1,099
Net income (loss) from operations	(3,006)	(509)	(3,515)	79	3,141	736	(62)	379	217
Loss on derivatives	—	(1,489)	(1,489)	—	—	—	—	(1,489)	—
Provision for taxes	—	(276)	(276)	—	—	—	—	(276)	—
Net income (loss)	$(3,006)	$(2,274)	$(5,280)	$79	$3,141	$736	$(62)	$(1,386)	$217
Company’s share in net income (loss)	$(2,405)	$(438)	$(2,843)	$63	$2,513	$36	$11	$(220)	$123
Basis adjustments	931	—	931	(7)	(872)	—	—	52	—
Company’s equity in net income (loss) within continuing operations	$(1,474)	$(438)	$(1,912)	$56	$1,641	$36	$11	$(168)	$123

(1)
As of June 30, 2016, the Company has a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund. For the three months ended June 30, 2016, the Company recorded its equity in net income (loss) from the Goodman Europe JV and the Gramercy European Property Fund based upon its day-weighted equity interest in the entities throughout the three months, which was 80.0% for Goodman Europe JV and 19.3% for the Gramercy European Property Fund.

(2)	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

(3)	Represents the Gramercy European Property Fund and the Philips JV.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

The Condensed Consolidated Statements of Operations for the unconsolidated equity investments for the six months ended June 30, 2016 and 2015 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	For the Six Months Ended June 30, 2016								For the Six Months Ended June 30, 2015
	Gramercy European Property Fund(1)
	Goodman Europe JV	Gramercy European Property Fund, excluding legacy Goodman Europe JV	Total	Goodman UK JV	Duke JV	CBRE Strategic Partners Asia	Other(2)	Total	Total(3)
Revenues	$12,194	$10,941	$23,135	$4,920	$19,395	$242	$2,164	$49,856	$2,274
Operating expenses	1,696	1,569	3,265	473	5,118	867	213	9,936	528
Acquisition expenses	4,960	2,537	7,497	—	—	—	27	7,524	—
Interest expense	1,866	1,894	3,760	—	602	—	1,432	5,794	1,094
Depreciation and amortization	4,631	4,833	9,464	1,121	7,152	—	666	18,403	840
Total expenses	13,153	10,833	23,986	1,594	12,872	867	2,338	41,657	2,462
Net income (loss) from operations	(959)	108	(851)	3,326	6,523	(625)	(174)	8,199	(188)
Loss on derivatives	—	(5,303)	(5,303)	—	—	—	—	(5,303)	—
Loss on extinguishment of debt	—	—	—	—	(7,962)	—	—	(7,962)	—
Net gains on disposals	—	—	—	—	38,535	—	—	38,535	—
Provision for taxes	—	(591)	(591)	—	—	—	—	(591)	—
Net income (loss)	$(959)	$(5,786)	$(6,745)	$3,326	$37,096	$(625)	$(174)	$32,878	$(188)
Company’s share in net income (loss)	$(768)	$(1,133)	$(1,901)	$2,661	$29,675	$(36)	$4	$30,403	$122
Basis adjustments	445	—	445	(278)	(33,493)	—	—	(33,326)	—
Company’s equity in net income (loss) within continuing operations	$(323)	$(1,133)	$(1,456)	$2,383	$(3,818)	$(36)	$4	$(2,923)	$122

(1)
As of June 30, 2016, the Company has a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund. For the six months ended June 30, 2016, the Company recorded its equity in net income (loss) from the Goodman Europe JV and the Gramercy European Property Fund based upon its day-weighted equity interest in the entities throughout the six months, which was 80.0% for Goodman Europe JV and 19.6% for the Gramercy European Property Fund.

(2)	Includes Philips JV, Morristown JV, and European Fund Carry Co.

(3)	Represents the Gramercy European Property Fund and the Philips JV.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

6. Debt Obligations
Secured Debt
Mortgage Loans
Certain of the Company’s real estate assets are subject to mortgage loans. During the six months ended June 30, 2016, the Company assumed non-recourse mortgages of $45,958 in connection with 11 real estate acquisitions, $12,931 associated with two properties distributed to the Company from the Duke JV, and entered into a $9,550 mortgage on a prior-period real estate acquisition. During the year ended December 31, 2015, the Company assumed $618,169 of non-recourse mortgages in connection with 42 real estate acquisitions, of which $464,292 related to mortgages on 29 properties acquired in connection with the Merger.
During the three months ended June 30, 2016, the Company paid off the debt on two properties encumbered by mortgage loans and during the six months ended June 30, 2016, the Company paid off the debt on eight properties encumbered by mortgage loans and transferred one property encumbered by a mortgage loan. As a result of the loan payoffs and transfer, for the three and six months ended June 30, 2016, the Company recorded net losses on early extinguishment of debt of $(1,356) and $(7,113), including net gains on extinguishment of debt of $0 and $1,930 within discontinued operations, respectively, related to unamortized deferred financing costs and mortgage premiums and discounts that were immediately expensed upon termination as well as early termination fees incurred for the extinguishments. The Company did not pay off any mortgage loans during the three and six months ended June 30, 2015. The Company’s mortgage loans include a series of financial and other covenants that the Company has to comply with in order to borrow under them. The Company was in compliance with the covenants under the mortgage loan facilities as of June 30, 2016.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

The following is a summary of the Company’s secured financing arrangements as of June 30, 2016:

Property	Interest Rate(1)	Maturity Date	Outstanding Balance
			June 30, 2016	December 31, 2015
Wilson, NC	5.33%	10/1/2016	$8,487	$8,603
Charlotte, NC	5.57%	11/11/2016	13,025	13,025
Coppell, TX(2)	3.41%	12/6/2016	10,228	10,391
Buford, GA	7.46%	7/1/2017	15,733	15,947
Woodcliff Lake, NJ	5.97%	9/15/2017	18,016	18,340
Woodcliff Lake, NJ	5.97%	9/15/2017	18,017	18,341
Cincinnati, KY(3)	4.45%	3/1/2018	6,704	6,777
Dallas, TX(3)	4.45%	3/1/2018	9,648	9,754
Jacksonville, FL(3)	4.45%	3/1/2018	6,930	7,006
Minneapolis, MN(3)	4.45%	3/1/2018	6,069	6,136
Phoenix, AZ(3)	4.45%	3/1/2018	4,167	4,213
Ames, IA(2)	5.53%	5/1/2018	16,671	16,900
Columbus, OH	3.78%	5/31/2018	20,176	20,644
Greenfield, IN	3.28%	6/15/2018	6,081	6,150
Greenwood, IN	3.28%	6/15/2018	7,524	7,610
Philadelphia, PA	4.28%	1/1/2019	12,514	12,696
Columbus, OH	3.95%	1/31/2019	6,001	6,094
Bridgeview, IL	7.40%	5/1/2019	6,098	—
Etobicoke, Canada	3.58%	5/5/2019	5,418	—
Rexdale, Canada	3.58%	5/5/2019	2,978	—
Spartanburg, SC	5.42%	6/1/2019	1,214	1,398
Charleston, SC	5.65%	8/1/2019	1,239	1,486
Charlotte, NC	5.47%	1/1/2020	2,542	2,859
Lawrence, IN	4.00%	1/1/2020	21,066	21,371
Aurora, CO	5.46%	7/1/2020	2,058	2,074
Commerce, CA	5.46%	7/1/2020	8,071	8,134
Dixon, IL	5.46%	7/1/2020	8,071	8,134
El Segundo, CA	5.46%	7/1/2020	15,335	15,455
Houston, TX	5.46%	7/1/2020	17,273	17,407
Irving, TX	5.46%	7/1/2020	21,631	21,800
Parsippany, NJ	5.46%	7/1/2020	14,811	14,926
Plantation, FL	5.46%	7/1/2020	17,555	17,692
Redondo Beach, CA	5.46%	7/1/2020	9,282	9,354
Richardson, TX	5.46%	7/1/2020	3,229	3,254
Richfield, OH	5.46%	7/1/2020	7,869	7,931
Hawthorne, CA	6.60%	8/1/2020	17,894	18,108
Charleston, SC	5.20%	10/1/2020	1,098	1,210
Charleston, SC	5.20%	10/1/2020	1,098	1,210
Charleston, SC	5.20%	10/1/2020	1,117	1,230
Charlotte, NC	5.27%	10/1/2020	952	1,049
Des Plaines, IL	5.25%	10/31/2020	2,501	2,537
Waco, TX	4.55%	12/19/2020	15,336	15,485
Deerfield, IL	4.75%	1/1/2021	10,976	11,145
Winston-Salem, NC	5.53%	6/1/2021	4,604	4,998
Winston-Salem, NC	5.50%	7/1/2021	1,519	1,647
Baltimore, MD	4.54%	10/6/2022	6,158	—

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

Property	Interest Rate(1)	Maturity Date	Outstanding Balance
			June 30, 2016	December 31, 2015
Elizabeth, NJ	4.54%	10/6/2022	2,585	—
Monroe Twp, NJ	4.54%	10/6/2022	$2,515	$—
Santa Ana, CA	4.54%	10/6/2022	5,876	—
Tracy, CA	4.54%	10/6/2022	6,369	—
Auburndale, FL	4.82%	7/6/2023	1,763	—
Salem, VA	4.82%	7/6/2023	1,711	—
Santa Fe Springs, CA	4.82%	7/6/2023	4,117	—
Yuma, AZ	5.15%	12/6/2023	12,154	12,247
Allentown, PA	5.07%	1/6/2024	23,263	23,443
Spartanburg, SC	6.33%	2/1/2024	6,705	7,040
Charleston, SC	5.80%	2/1/2025	6,972	7,277
Hackettstown, NJ	5.15%	3/6/2026	9,550	—
Hutchins, TX	6.95%	6/1/2029	23,329	23,870
Jersey City, NJ(4), (5)	N/A	N/A	—	112,000
Jersey City, NJ(5)	N/A	N/A	—	101,726
Blue Ash, OH5)	N/A	N/A	—	14,896
Blue Ash, OH(5)	N/A	N/A	—	13,139
Blue Ash, OH(5)	N/A	N/A	—	12,485
Bloomington, MN	N/A	N/A	—	19,824
Bloomington, MN	N/A	N/A	—	21,825
Total mortgage notes payable			521,893	770,293
Plus net deferred financing costs and net debt premium(6)			11,088	20,633
Total mortgage notes payable, net			532,981	790,926
Total mortgage notes payable, net on assets held for sale			—	(260,704)
Total mortgage notes payable, net			$532,981	$530,222

(1)
Represents the current interest rate as of June 30, 2016, including the swapped interest rate for loans that have interest rate swaps. The current interest rate is not adjusted to include the amortization of fair market value premiums or discounts.

(2)
As of June 30, 2016, due to non-renewal of the tenant leases at these properties, the lenders have imposed a “cash trap” on the properties. As a result, cash flows from the properties will automatically be directed to the lenders to satisfy required debt service payments, fund reserves required by the mortgages, and fund additional cash reserves for future required payments, including final payments, until the properties’ leasing conditions are cured.

(3)	These five mortgage loans are cross-collateralized.

(4)
In accordance with the provisions of this loan, the property’s excess cash proceeds after the payment of debt service, impounds and budgeted operating expenses were held by the lender. In January 2016, this loan was paid in full.

(5)
These mortgage loans were related to properties that were classified as held for sale as of December 31, 2015, and accordingly the mortgage loans were included within liabilities related to assets held for sale on the Condensed Consolidated Balance Sheet as of December 31, 2015. These properties were sold and their loans were paid off during the six months ended June 30, 2016.

(6)
During the first quarter of 2016, the Company adopted accounting guidance related to the presentation of deferred financing costs on the balance sheet and reclassified amounts from the deferred costs line to net against the liability for all periods presented, including for mortgage notes payable, as shown here. See Note 2, “Summary of Significant Accounting Policies,” for further information.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

Unsecured Debt
2015 Credit Facility and Term Loans
In December 2015, the Company entered into an agreement, or the Credit Agreement, for a new $1,900,000 credit facility, or the 2015 Credit Facility, consisting of an $850,000 senior unsecured revolving credit facility, or the 2015 Revolving Credit Facility, and $1,050,000 term loan facility, or the 2015 Term Loan, with JPMorgan Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, and terminated Legacy Gramercy’s 2014 Credit Facility. The 2015 Revolving Credit Facility, consists of a $750,000 U.S. dollar revolving credit facility and a $100,000 multicurrency revolving credit facility. The 2015 Revolving Credit Facility matures in January 2020, but may be extended for two additional six-month periods upon the payment of applicable fees and satisfaction of certain customary conditions. Borrowings under the multicurrency loan denominated in euros are designated as a non-derivative net investment hedge to mitigate the risk from fluctuations in foreign currency exchange rates. Refer to Note 10, “Derivatives and Non-Derivative Hedging Instruments,” for further information on the hedge. The 2015 Term Loan consists of a $300,000 term loan facility that matures in January 2019 with one 12-month extension option, or the 3-Year Term Loan, and a $750,000 term loan facility that matures in January 2021, or the 5-Year Term Loan.
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
In December 2015, the Company also entered into a new $175,000 seven-year unsecured term loan with Capital One, N.A., or the 7-Year Term Loan, which matures in January 2023. Outstanding borrowings under the 7-Year Term Loan incur interest at a floating rate based upon, at the Company’s option, either (i) adjusted LIBOR plus an applicable margin ranging from 1.30% to 2.10%, depending on the Company’s credit ratings, or (iii) the alternate base rate plus an applicable margin ranging from 0.30% to 1.10%, depending on the Company’s credit ratings. The alternate base rate is the greatest of (x) the prime rate announced by Capital One, N.A., (y) 0.50% above the Federal Funds Effective Rate and (z) the adjusted LIBOR for a one-month interest period plus 1.00%.
During the six months ended June 30, 2016, the Company amended its 5-Year Term Loan and its 7-Year Term Loan in order to remove the 0.00% rate floor on the applicable LIBOR that existed in the original loan agreements. These unsecured borrowing facilities include a series of financial and other covenants that the Company has to comply with in order to borrow under the facilities. The Company was in compliance with the covenants under the facilities as of June 30, 2016. During the first quarter of 2016, the Company adopted accounting guidance related to the presentation of deferred financing costs on the balance sheet and reclassified amounts from the deferred costs line to net against the liability for all periods presented. Deferred financing costs associated with the Company’s credit facility remain in deferred costs on the Condensed Consolidated Balance Sheets. See Note 2, “Significant Accounting Policies,” for further information.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

The terms of the Company’s unsecured revolving credit facility and term loans, as well as outstanding balances as of June 30, 2016 and December 31, 2015, are set forth in the table below:

	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				June 30, 2016	December 31, 2015
2015 Revolving Credit Facility - USD tranche	1.70%	1.70%	1/8/2020	$120,000	$275,000
2015 Revolving Credit Facility - Multicurrency tranche	1.20%	1.20%	1/8/2020	49,950	21,724
3-Year Term Loan	1.85%	1.85%	1/8/2019	300,000	300,000
5-Year Term Loan	1.85%	2.95%	1/8/2021	750,000	750,000
7-Year Term Loan	2.21%	3.57%	1/9/2023	175,000	175,000
Total Unsecured Revolving Credit and Term Loan Facilities				$1,394,950	$1,521,724

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.
Senior Unsecured Notes
On December 17, 2015, the Company issued and sold $100,000 aggregate principal amount of senior unsecured notes, or the Senior Unsecured Notes, and on January 12, 2016, the Company issued and sold an additional $50,000 aggregate principal amount of the Senior Unsecured Notes in private placements. The Senior Unsecured Notes are guaranteed by the Company and bear interest at a rate of 4.97% per annum, with interest payable in arrears on June 17 and December 17 of each year until maturity. Payments commenced on June 17, 2016.
Exchangeable Senior Notes
On March 18, 2014, the Company issued $115,000 of 3.75% exchangeable senior notes, or the Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of the Company’s operating partnerships and are guaranteed by the Company on a senior unsecured basis. The Exchangeable Senior Notes mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date and will be exchangeable, under certain circumstances, for cash, for common shares or for a combination of cash and common shares, at the election of the Company’s operating partnerships. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Company’s operating partnership may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100.0% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.
As of June 30, 2016, the Exchangeable Senior Notes have a current exchange rate of 41.5897 Units of Merger Consideration, or approximately 132.6628 of the Company’s common shares for each $1.0 principal amount of the Exchangeable Senior Notes, representing an exchange price of $7.54 per share of the Company’s common shares. The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689. The discount is being amortized to interest expense over the expected life of the Exchangeable Senior Notes. As of June 30, 2016 and December 31, 2015, the Exchangeable Senior Notes were recorded as a liability at carrying value of $107,550 and $106,581, respectively, net of unamortized discount and deferred financing costs of $7,450 and $8,419, respectively. The fair value of the embedded exchange option of the Exchangeable Senior Notes was recorded in additional paid-in-capital within shareholders’ equity of $11,726 as of June 30, 2016 and December 31, 2015.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

Combined aggregate principal maturities of the Company’s unsecured debt obligations, non-recourse mortgages, and Exchangeable Senior Notes, in addition to associated interest payments, as of June 30, 2016 are as follows:

	2015 Revolving Credit Facility	Term Loans	Mortgage Notes Payable	Senior Unsecured Notes	Exchangeable Senior Notes	Interest Payments	Total
July 1 to December 31, 2016	$—	$—	$40,129	$—	$—	$32,423	$72,552
2017	—	—	66,499	—	—	62,426	128,925
2018	—	—	93,936	—	—	59,661	153,597
2019	—	300,000	42,840	—	115,000	50,816	508,656
2020	169,950	—	174,975	—	—	42,637	387,562
Thereafter	—	925,000	103,514	150,000	—	59,332	1,237,846
Above market interest	—	—	—	—	—	2,591	2,591
Total	$169,950	$1,225,000	$521,893	$150,000	$115,000	$309,886	$2,491,729
7. Leasing Agreements
The Company’s properties are leased to tenants under operating leases with expiration dates extending through the year 2035. These leases generally contain rent increases and renewal options.
Future minimum rental revenues under non-cancelable leases excluding reimbursements for operating expenses as of June 30, 2016 are as follows:

Operating Leases
July 1 to December 31, 2016	$183,381
2017	365,384
2018	348,757
2019	320,501
2020	286,879
Thereafter	1,688,352
Total minimum lease rental income	$3,193,254
8. Transactions with Trustee Related Entities and Related Parties
On June 30, 2016, the Company entered into an agreement to sell 74.9% of its outstanding 80.0% interest in the Goodman Europe JV to the Gramercy European Property Fund, in which the Company has a 14.2% as of June 30, 2016, has committed and funded total capital of $55,892 (€50,000), and for which the Company’s CEO is on the board of directors and also has capital commitments, as noted below. The Company sold 74.9% of its interest in the Goodman Europe JV to the Gramercy European Property Fund for gross proceeds of $148,884 (€134,336). The Company’s sale of 74.9% of its interest in the Goodman Europe JV resulted in the Company recording a gain of $5,341 primarily related to depreciation and amortization recorded since Merger closing date. This gain amount is recorded as a gain on sale of unconsolidated equity investment interests held with a related party on the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016. Following the sale transaction, the Company has a cumulative continuing 5.1% interest in the Goodman Europe JV. The transaction was entered into in order to achieve efficiencies from the combination of the two European platforms.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

The Company’s CEO, Gordon F. DuGan, is on the board of directors of the Gramercy European Property Fund and has invested approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Asset Management have collectively invested approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on June 30, 2016, in the case of unfunded commitments.
One of the properties acquired in December 2015 as part of the Merger was partially leased to Duke Realty, the Company’s partner in the Duke JV. Duke Realty acts as the managing member of the Duke JV and provides asset management, construction, development, leasing and property management services, for which it is entitled to receive fees as well as a promoted interest. From the Merger date through lease expiration in May 2016, Duke Realty leased 30,777 square feet of one of the Company’s office properties located in Minnesota which had an aggregate 324,296 rentable square feet. Duke Realty paid the Company $156 and $333 under the lease for the three and six months ended June 30, 2016, respectively. See Note 5 for more information on the Company’s transactions with the Duke JV.
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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

The following table presents the carrying value in the financial statements and approximate fair value of assets and liabilities measured on a recurring and non-recurring basis at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Retained CDO Bonds(1)	$9,322	$9,322	$7,471	$7,471
Investment in CBRE Strategic Partners Asia	$5,162	$5,162	$5,508	$5,508
Real estate investments classified as held for sale at Merger closing(2)	$9,752	$9,752	$393,984	$393,984
Financial liabilities:
Derivative instruments
Interest rate swaps	$36,357	$36,357	$3,442	$3,442
Foreign currency forward contract	$378	$378	$—	$—
Long-term debt
Revolving credit facilities(3)	$169,950	$171,389	$296,724	$297,394
3-Year Term Loan(3)	$300,000	$300,531	$300,000	$300,349
5-Year Term Loan(3)	$750,000	$751,069	$750,000	$751,304
7-Year Term Loan(3)	$175,000	$175,025	$175,000	$175,338
Mortgage notes payable(3), (4)	$532,981	$553,745	$770,293	$805,590
Senior Unsecured Notes(3)	$148,953	$159,199	$100,000	$100,528
Exchangeable Senior Notes(3)	$107,550	$117,463	$109,394	$115,524

(1)
Retained CDO Bonds represent the CDOs’ subordinate bonds, preferred shares, and ordinary shares, which were retained subsequent to the disposal of Gramercy Finance and were previously eliminated in consolidation.

(2)
Amounts include one and six real estate investments as of June 30, 2016 and December 31, 2015, respectively, classified as held for sale at Merger closing, which are included in discontinued operations.

(3)	Long-term debt instruments are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.

(4)
Amounts include mortgage notes payable on assets held for sale as of December 31, 2015, which had total carrying value of $260,704 and total fair value of $263,308 as of December 31, 2015. There were no mortgage notes payable on assets held for sale as of June 30, 2016.

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
Interest rate swaps: The Company’s interest rate swap agreements are carried at fair value in the Condensed Consolidated Financial Statements based upon third-party valuations. Refer to Note 10 for more information on these derivative instruments.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

Forward currency forward contract: The Company’s forward currency forward contract is carried at fair value in the Condensed Consolidated Financial Statements based upon third-party valuations, which utilize quoted market prices of the same or similar instruments, adjusted for counterparty risk. Refer to Note 10 for more information on these derivative instruments.
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
Real estate investments designated as held for sale at Merger closing: The Company designated six properties as held for sale at the closing of the Merger on December 17, 2015. There was one property in this classification as of June 30, 2016 and six properties as of December 31, 2015. These properties are reported at estimated fair value, less costs to sell and are included in discontinued operations. Refer to Note 2 and Note 3 for more information on these instruments.
Disclosure about fair value measurements is based on pertinent information available to the Company at the reporting date. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since June 30, 2016 and December 31, 2015, and current estimates of fair value may differ significantly from the amounts presented herein.
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
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

Assets and liabilities measured at fair value on a recurring basis and on a non-recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At June 30, 2016	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$9,322	$—	$—	$9,322
Marketable securities:
Investment in CBRE Strategic Partners Asia	5,162	—	—	5,162
Real estate investments classified as held for sale at Merger closing	9,752	—	—	9,752
	$24,236	$—	$—	$24,236
Financial Liabilities:
Derivative instruments:
Interest rate swaps	$36,357	$—	$—	$36,357
Foreign currency forward contract	378	—	378	—
	$36,735	$—	$378	$36,357

At December 31, 2015	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$7,471	$—	$—	$7,471
Marketable securities:
Investment in CBRE Strategic Partners Asia	5,508	—	—	5,508
Real estate investments classified as held for sale at Merger closing	393,984	—	—	393,984
	$406,963	$—	$—	$406,963
Financial Liabilities:
Derivative instruments:
Interest rate swaps	$3,442	$—	$—	$3,442
	$3,442	$—	$—	$3,442
Valuation of Level III Instruments
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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

Total unrealized gains (losses) from derivatives for the three and six months ended June 30, 2016 were $(11,460) and $(33,649), respectively, in accumulated other comprehensive income (loss). Total unrealized gains (losses) from derivatives for the three and six months ended June 30, 2015 were $1,468 and $(664), respectively, in accumulated other comprehensive income (loss).
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
Fair Value on a Recurring Basis
Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a recurring basis as of June 30, 2016 are:

	At June 30, 2016
Financial Asset or Liability	Fair Value	Valuation Technique	Unobservable Inputs	Range
Non-investment grade, subordinate CDO bonds	$9,322	Discounted cash flows	Discount rate	25.00%
Interest rate swaps	$36,357	Hypothetical derivative method	Credit borrowing spread	116 to 260 basis points
Investment in CBRE Strategic Partners Asia	$5,162	Discounted cash flows	Discount rate	20.00%

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

	Retained CDO Bonds	Investment in CBRE Strategic Partners Asia	Total Financial Assets – Level III
Balance as of December 31, 2015	$7,471	$5,508	$12,979
Amortization of discounts or premiums	884	—	884
Adjustments to fair value:
Unrealized gain in other comprehensive income from fair value adjustment	967	—	967
Total income on fair value adjustment	—	(32)	(32)
Purchase price allocation adjustments	—	(314)	(314)
Balance as of June 30, 2016	$9,322	$5,162	$14,484
The following roll forward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative Instruments(1)
Balance as of December 31, 2015	$3,442
Adjustments to fair value:
Ineffective portion of change in derivative instruments	(734)
Unrealized loss on derivatives	33,649
Balance as of June 30, 2016	$36,357
(1) The Company’s foreign currency forward contract is not included as it is classified as a Level II investment.
Fair Value on a Non-Recurring Basis
The Company measured its real estate investments classified as held for sale at the time of the Merger on a non-recurring basis as of June 30, 2016 and December 31, 2015. The Company had one and six assets in this classification as of June 30, 2016 and December 31, 2015, respectively, as the Company sold five of the assets during the six months ended June 30, 2016. These assets were recorded at fair value, less costs to sell of $9,752 and $393,984 as of June 30, 2016 and December 31, 2015, respectively, and are included in discontinued operations. Refer to Note 3 for further information on these assets.
10. Derivatives and Non-Derivative Hedging Instruments
In June 2016, the Company entered into a foreign currency forward contract to mitigate its exposure to foreign currency exchange rate movements in the euro, specifically in relation to funds received on its sale of 74.9% of its 80.0% interest in the Goodman Europe JV in June 2016. The foreign currency forward is a derivative contract, through which the Company is committed to deliver a certain amount of currency at a set price on a specific date in the future, or the settlement date. The forward contract locked in the Company’s future currency exchange rate for the term of the contract, thus minimizing the Company’s exposure to rate fluctuations during this period. The contract is not designated as a hedging instrument.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

As of June 30, 2016, the Company’s derivative instruments consist of interest rate swaps, which are cash flow hedges, and a foreign currency forward contract, which is not designated as a hedging instrument. Changes in the effective portion of fair value of derivatives designated as hedging instruments are recognized in other comprehensive income (loss) until the hedged item expires or is recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value and the change in value of a non-hedging derivative instrument are immediately recognized in earnings. Changes in the fair value of the Company’s foreign currency forward contract are recognized in other income on the Company’s Condensed Consolidated Statements of Operations. Derivative accounting may increase or decrease reported net income and shareholders’ equity, depending on future levels of LIBOR interest rates, foreign exchange rates, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.
Borrowings on the Company’s foreign currency denominated tranche of the 2015 Revolving Credit Facility , which are designated as non-derivative net investment hedges, are recognized at par value based on the exchange rate in effect on the date of the draw. Subsequent changes in the exchange rate of the Company’s non-derivative net investment hedge are recognized as part of the cumulative foreign currency translation adjustment within other comprehensive income (loss). Refer to Note 2 and Note 9 for additional information on the Company’s derivatives and non-derivative hedging instruments, including the fair value measurement of these instruments, as applicable.
The following table summarizes the notional and fair value of the Company’s derivatives and hedging instruments at June 30, 2016. The fair value of the all of the Company’s derivatives is presented on its Condensed Consolidated Balance Sheets in derivative instruments, at fair value and the carrying value of the non-derivative net investment hedge is included in the balance of the Company’s 2015 Revolving Credit Facility. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap - Waco	1 mo. USD-LIBOR-BBA	15,336 USD	4.55%	12/19/2013	12/19/2020	$1,028
Interest Rate Swap - Point West I	1 mo. USD-LIBOR-BBA	10,228 USD	1.41%	8/16/2011	12/6/2016	42
Interest Rate Swap - Atrium I	1 mo. USD-LIBOR-BBA	20,176 USD	1.78%	8/16/2011	5/31/2018	445
Interest Rate Swap - Easton III	1 mo. USD-LIBOR-BBA	6,001 USD	1.95%	8/16/2011	1/31/2019	196
Interest Rate Swap - 5-Year Term Loan	1 mo. USD-LIBOR-BBA	750,000 USD	1.60%	12/17/2015	12/17/2020	25,621
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	175,000 USD	1.82%	12/17/2015	1/9/2023	9,025
Foreign Currency Forward Contract(1)	USD-EUR exchange rate	134,000 Euros	1.1081 USD-EUR	6/30/2016	7/6/2016	378
Non-Derivative Net Investment Hedge in the Gramercy European Property Fund	USD-EUR exchange rate	45,000 Euros	N/A	9/28/2015	N/A	—
Total						$36,735

(1)	Represents the exchange rate locked in by the Company for the term of the foreign currency forward contract. The Company settled the contract on July 6, 2016.
Through its interest rate swaps, the Company is hedging exposure to variability in future interest payments on its debt facilities. At June 30, 2016, the interest rate swap derivative instruments were reported at their fair value as a net liability of $36,357. Swap (gain) loss of $(2,564) and $(734) was recognized as interest expense for the three and six months ended June 30, 2016, respectively, in the Condensed Consolidated Statements of Operations with respect to interest rate swap hedge ineffectiveness, or to amounts excluded from ineffectiveness, which relates to the off-market

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

financing element associated with certain derivatives. As discussed in Note 6, during the six months ended June 30, 2016, the Company amended its 5-Year Term Loan and its 7-Year Term Loan in order to remove the 0.00% rate floor on the applicable LIBOR that existed in the original loan agreements, and as a result, during the three months ended June 30, 2016 the Company reversed previously recorded hedge ineffectiveness of $2,564. No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from ineffectiveness for the three and six months ended June 30, 2015. During the three and six months ended June 30, 2016, the Company reclassified $271 and $631, respectively, from accumulated other comprehensive income into interest expense related to a derivative terminated in 2015. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, the Company expects that $10,882 will be reclassified from other comprehensive income as an increase in interest expense for the Company’s interest rate swaps as of June 30, 2016. Additionally, the Company will recognize $3,197 in interest expense on a straight-line basis over the remaining original term of terminated swaps through June 2019, representing amortization of the remaining accumulated other comprehensive income balance related to the swap, and of this amount $1,087 will be recognized in interest expense during the next 12 months.
Through its foreign currency forward contract, the Company is mitigating its foreign exchange rate exposure to variability in the euro-U.S. dollar exchange rate, specifically in relation to funds received on its sale of 74.9% of its interest in the Goodman Europe JV in June 2016, which are in euro-denominated funds as of June 30, 2016. At June 30, 2016, the foreign currency forward contract was reported at its fair value as a liability of $378 in derivative instruments on the Company’s Condensed Consolidated Balance Sheets and because it is not designated as a hedging instrument, this value, which also represents its change in value during the period, was recognized as a reduction of other income on the Condensed Consolidated Statements of Operations. The change in value of the euro-denominated asset underlying the contract was an increase of $228, thus the net impact recognized within other income on the Company’s the Condensed Consolidated Statements of Operations was a net loss of $150.
Through its non-derivative net investment hedge, which was entered into in September 2015, the Company is hedging exposure to changes in the euro-U.S. dollar exchange rate of its net equity investment in the Gramercy European Property Fund, which has euros as its functional currency. At June 30, 2016, the non-derivative net investment hedge was reported at its carrying value as a net liability of $49,950, which is included in the balance of the senior unsecured revolving credit facility on the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2016, the Company recorded net gain (loss) of $970 and $(66), respectively, in other comprehensive income (loss) from the impact of exchange rates related to the non-derivative net investment hedge. No gain or loss was recognized with respect to non-derivative net investment hedge ineffectiveness, or to amounts excluded from ineffectiveness, in interest expense in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016. When the non-derivative net investment is sold or substantially liquidated, the balance of the translation adjustment accumulated in other comprehensive income will be reclassified into earnings.
11. Shareholders’ Equity (Deficit)
The equity structure in the condensed consolidated financial statements following the reverse merger reflects the equity structure of the Company. As a result, the Company’s common shares outstanding have been adjusted retroactively for all prior periods presented computed on the basis of the number of shares outstanding multiplied by the exchange ratio of 3.1898 established in the Merger Agreement. As of June 30, 2016 and 2015, the Company’s authorized capital shares consist of 1,000,000,000 shares of beneficial interest, $0.01 par value per share, of which the Company is authorized to issue up to 990,000,000 common shares of beneficial interest, par value $0.01 per share, or common shares, and 10,000,000 preferred shares of beneficial interest, par value of $0.01, or preferred shares. As of June 30, 2016, 421,696,772 common shares and 3,500,000 preferred shares were issued and outstanding, respectively. All share, share price, and per share data has been updated retroactively to reflect the Merger exchange ratio of 3.1898.
During the three and six months ended June 2016, the Company’s common dividends are as follows:

Quarter Ended	Record Date	Payment Date	Common dividend per share
March 31, 2016	March 31, 2016	April 15, 2016	$0.110
June 30, 2016	June 30, 2016	July 15, 2016	$0.110

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

In February 2016, the Company’s board of trustees approved a share repurchase program authorizing the Company to repurchase up to $100,000 of the Company’s outstanding common shares. Purchases under the program will be made from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. For the three and six months ended June 30, 2016, the Company did not repurchase any shares.
In February 2015, Legacy Gramercy’s board of directors approved a 1-for-4 reverse stock split of its common stock and outstanding OP Units. The reverse stock split was effective after the close of trading on March 20, 2015, and the Company’s common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange on March 23, 2015.
Preferred Shares
At June 30, 2016, the Company has 3,500,000 of its Series A Preferred Shares outstanding with a mandatory liquidation preference of $25.00 per share. Holders of the Series A Preferred Shares are entitled to receive annual dividends of $1.78125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after August 15, 2019, the Company can, at its option, redeem the Series A Preferred Shares at par for cash.
Equity Plan Activities
In June 2016, the Company instituted its 2016 Equity Incentive Plan, which was approved by the Company’s board of trustees and shareholders. The 2016 Equity Incentive Plan allows for the following awards to be made: (i) stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, (ii) stock options that do not qualify, (iii) stock appreciation rights, (iv) share awards, (v) restricted share units, and (vi) dividend equivalents and other equity awards, including LTIP Units. The aggregate number of common shares of the Company that may be issued or transferred under the 2016 Equity Incentive Plan is 12,000,000 shares, subject to adjustment in certain circumstances. The Company’s common shares that are issued or transferred under the 2016 Equity Plan may be authorized but unissued common shares of the Company or reacquired common shares of the Company, including common shares of the Company purchased by it on the open market for purposes of the 2016 Equity Incentive Plan. The 2016 Equity Incentive Plan became effective on June 23, 2016 and will terminate on the day immediately preceding the tenth anniversary of its effective date, unless sooner terminated by the board of trustees. As of June 30, 2016, there were 12,000,000 shares available for grant under the 2016 Equity Incentive Plan.
Following the Merger until the adoption of the 2016 Equity Incentive Plan in June 2016, the Company’s active equity incentive plan, from which share awards were issued, was the Chambers equity incentive plan, or the 2013 Equity Incentive Plan. The 2013 Equity Incentive Plan allowed for the following awards to be made: (i) stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, (ii) stock options that do not qualify, (iii) stock appreciation rights, (iv) share awards, (v) phantom shares, and (vi) dividend equivalents and other equity awards. The Company’s 2004 Equity Incentive Plan, 2012 Inducement Plan, 2012 Outperformance Plan, and 2015 Equity Incentive Plan continued to exist following the Merger, however they became inactive and thus no new share awards will be issued out of any of those plans.
In connection with the adoption of the 2015 Equity Incentive Plan, seven senior officers were issued a total of 308,444 restricted shares in June 2015, 50.0% of which will vest on each of the fourth and fifth anniversaries of the grant date, subject to continued employment.
Effective at the closing of the Merger, the change in accelerated vesting control provisions of the 2012 Outperformance Plan were waived by all plan participants, and as a result the LTIP units will continue on, subject to the original service and performance conditions.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

Through June 30, 2016, 2,908,116 restricted shares had been issued under the Company’s Equity Incentive Plans, of which 59.5% have vested. Except for certain performance based awards, the vested and unvested shares are currently entitled to receive distributions on common shares if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $604 and $1,087 was recorded for the three and six months ended June 30, 2016, respectively, related to the issuance of restricted shares. Compensation expense of $253 and $498 was recorded for the three and six months ended June 30, 2015, respectively, related to the issuance of restricted shares. Compensation expense of $6,270 will be recorded over the course of the next 39 months representing the remaining weighted average vesting period of equity awards issued under the Equity Incentive Plans as of June 30, 2016. As of June 30, 2016 and December 31, 2015, the Company had 979,166 and 684,199 weighted-average unvested restricted shares outstanding, respectively.
Compensation expense of $488 and $976 was recorded for the three and six months ended June 30, 2016, respectively, for the 2012 Outperformance Plan. Compensation expense of $488 and $976 was recorded for the three and six months ended June 30, 2015, respectively, for the 2012 Outperformance Plan. Compensation expense of $1,950 will be recorded over the course of the next 12 months, representing the remaining weighted average vesting period of the awards issued under the 2012 Outperformance Plan as of June 30, 2016.
Deferred Stock Compensation Plan for Directors
The Legacy Gramercy’s Directors’ Deferral Program terminated upon consummation of the Merger. In connection with the closing of the Merger, on December 17, 2015 each outstanding phantom share granted under Legacy Gramercy’s Directors’ Deferral Program, was vested and, on the first business day of the month following the Merger closing, converted into the right to receive a number of the Company’s common shares, rounded to the nearest whole share, determined by multiplying the number of subject phantom shares by the Exchange Ratio of the Merger. As a result, the directors received an aggregate of $916 in cash and 410,713 in shares in January 2016. The portion paid out in cash was classified as a liability on the Consolidated Balance Sheets as of December 31, 2015.
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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

Earnings per share for the three and six months ended June 30, 2016 and 2015 are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Numerator – Income (loss):
Net income (loss) from continuing operations	$23,565	$(607)	$17,872	$(583)
Net income from discontinued operations	58	120	4,698	58
Income (loss) before gains on disposals	23,623	(487)	22,570	(525)
Net gains on disposals	—	201	—	201
Gain on sale of European unconsolidated equity investment interests held with a related party	5,341	—	5,341	—
Net income (loss)	28,964	(286)	27,911	(324)
Net (income) loss attributable to noncontrolling interest	(51)	21	69	63
Nonforfeitable dividends allocated to unvested restricted shareholders	(201)	—	(400)	—
Preferred share dividends	(1,558)	(1,558)	(3,117)	(3,117)
Net income (loss) available to vested common shares outstanding	$27,154	$(1,823)	$24,463	$(3,378)
Denominator – Weighted average shares (1):
Weighted average basic shares outstanding	422,330,927	177,393,521	421,994,655	163,332,554
Effect of dilutive securities:
Unvested share based payment awards	1,813,391	—	1,813,391	—
Options	43,618	—	31,176	—
Shares related to OP Units	1,208,309	—	1,291,305	—
Exchangeable Senior Notes	2,146,360	—	1,135,244	—
Diluted Shares	427,542,605	177,393,521	426,265,771	163,332,554

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
The weighted average price of the Company’s common shares for the three and six months ended June 30, 2016 was above the exchange price of $7.54 for the periods and the Company had net income available to vested common shares outstanding during the periods, therefore, the potential dilutive effect of the excess conversion premium was included in the calculation of diluted earnings per share for the three and six months ended June 30, 2016. The weighted average price of the Company’s common shares for the three and six months ended June 30, 2015 was above the exchange price of $7.76 for the periods, however due to the net loss available to vested common shares outstanding during the periods, the excess conversion premium was excluded from the calculation of earnings per share for the three and six months ended June 30, 2015.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

For the three months ended June 30, 2015, the Company excluded from its number of diluted shares used for EPS 48,051 share options, 2,209,912 unvested share based payment awards, 493,124 phantom share units, 1,548,246 OP Units, and 1,107,809 Exchangeable Senior Notes, because, due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the period, these shares were anti-dilutive during the period. For the six months ended June 30, 2015, the Company excluded from its number of diluted shares used for EPS 49,062 share options, 2,198,126 unvested share based payment awards, 493,124 phantom share units, 1,624,396 OP Units, and 1,425,092 Exchangeable Senior Notes, because, due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the period, these shares were anti-dilutive during the period. For the three and six months ended June 30, 2015, the Company excluded unvested restricted share awards of 544,288 and 532,502, respectively, from its weighted average basic shares outstanding due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the period.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) as of June 30, 2016 and December 31, 2015 is comprised of the following:

	June 30, 2016	December 31, 2015
Net unrealized loss on derivative securities	$(39,723)	$(6,074)
Net unrealized gain on debt instruments	1,977	1,010
Foreign currency translation adjustments:
Gain (loss) on non-derivative net investment hedge(1)	(52)	14
Other foreign currency translation adjustments	(3,157)	(656)
Reclassification of accumulated foreign currency translation adjustments due to disposal	(3,737)	—
Reclassification of swap gain (loss) into interest expense	586	(45)
Total accumulated other comprehensive loss	$(44,106)	$(5,751)

(1)
The foreign currency translation adjustment associated with the Company’s non-derivative net investment hedge related to its equity investment in the Gramercy European Property Fund is included in other comprehensive income (loss).

12. Noncontrolling Interest
Noncontrolling interests represent the common units of limited partnership interest in the Company’s Operating Partnership, or OP Units, not held by the Company as well as third-party equity interests in the Company’s other consolidated subsidiaries. OP Units are able to be redeemed at the election of the holder for cash equal to the then fair market value of one of the Company’s common shares, par value $0.01 per share, except that the Company may, at its election, acquire each OP Unit for one of its common shares. The OP Unit holders do not have any obligation to provide additional contributions to the partnership, nor do they have any decision making powers or control over the business of the Operating Partnership. The OP Unit holders do not have voting rights; however, they are entitled to receive dividends. The OP Unit redemption rights are outside of the Company’s control, and thus the OP Units are classified as a component of temporary equity and are shown in the mezzanine equity section of the Company’s Condensed Consolidated Financial Statements. The Company is party by assumption to a registration rights agreement with the holders of the OP Units that requires the Company, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of its common shares upon redemption of OP Units.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

In April 2016, each of the outstanding common units of limited partnership interest not held by the Company or its subsidiaries, which represented interests in Legacy Gramercy’s operating partnership and were redeemable for 3.1898 of the Company’s common shares following the Merger, were exchanged for 3.1898 OP units, which are each redeemable for one of the Company’s common shares as described above. All references to OP Units in the Company’s Condensed Consolidated Financial Statements refer to common units of limited partnership interest in Legacy Gramercy’s operating partnership prior to the exchange and to common units of limited partnership interest in GPT Operating Partnership LP following the exchange, and reflect the updated exchange ratio of one OP Unit redeemable for one of the Company’s common shares.
As of June 30, 2016, the noncontrolling interest unit holders owned 1,145,220 OP Units, which can be redeemed for 1,145,220 of the Company’s common shares. The outstanding OP Units as of June 30, 2016 represent an interest of approximately 0.27% in the Company. During the six months ended June 30, 2016 and the year ended December 31, 2015, 265,689 and 453,129 OP Units, respectively, were converted into common shares of the Company. At June 30, 2016, 1,145,220 common shares of the Company were reserved for issuance upon redemption of OP Units.
OP Units are recorded at the greater of cost basis or fair market value based on the closing share price of the Company’s common shares at the end of the reporting period. As of June 30, 2016, the value of the OP units was $10,559. The Company attributes a portion of its net income (loss) during each reporting period to noncontrolling interest based on the percentage ownership of OP Unit holders relative to the Company’s total outstanding common shares and OP Units. The Company recognizes changes in fair value in the OP Units through accumulated deficit, however decreases in fair value are recognized only to the extent that increases to the amount in temporary equity were previously recorded. The Company’s diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.
Below is the rollforward of the activity relating to the noncontrolling interests in the Operating Partnership as of June 30, 2016:

Noncontrolling Interest
Balance as of December 31, 2015	$10,892
Issuance of noncontrolling interests in the Company’s Operating Partnership	—
Redemption of noncontrolling interests in the Company’s Operating Partnership	(2,204)
Net loss attribution	70
Fair value adjustments	2,159
Dividends	(358)
Balance as of June 30, 2016	$10,559

Interests in Other Operating Partnerships
In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired a 50.0% equity interest in European Fund Manager, which provides investment and asset management services to the Gramercy European Property Fund. European Fund Manager is a VIE of the Company and is consolidated into its Condensed Consolidated Financial Statements. Refer to Note 2 for further discussion of the VIE and consolidation considerations.
As of June 30, 2016 and December 31, 2015, the value of the Company’s interest in European Fund Manager was $(394) and $(249), respectively. The Company’s interest in European Fund Manager is presented in the equity section of the Company’s Condensed Consolidated Financial Statements.
13. Commitments and Contingencies
Funding Commitments
The Company is obligated to fund the development of Proportion Foods, a build-to-suit property in Round Rock, Texas, which is a consolidated VIE, and upon substantial completion of the development to acquire the property through

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

a forward purchase contract. The Company’s remaining future commitment for the property at June 30, 2016 is approximately $20,182.
As of June 30, 2016, the Company has funded $55,892 (€50,000) to the Gramercy European Property Fund, representing its total funding commitment to the Gramercy European Property Fund. As of December 31, 2015, the Company had funded $25,663 (€23,160) to the Gramercy European Property Fund. See Note 5, “Unconsolidated Equity Investments,” for further information on the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on December 31, 2015, in the case of unfunded commitments.
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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

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
On December 3, 2015, the parties to the New Jersey Action entered into a Stipulation of Settlement providing for the settlement of the New Jersey Action. While the defendants in the New Jersey Action continue to vigorously deny all allegations of wrongdoing, fault, liability or damage to any of the plaintiffs or the class of shareholders of Chambers, and believe that no supplemental disclosure is required under the applicable law, in order to (i) avoid the burden, inconvenience, expense and distraction of further litigation in connection with the New Jersey Action, (ii) finally put to rest and terminate all of the claims that were or could have been asserted against the defendants in the New Jersey Action and (iii) permit the Merger to proceed without risk of the Superior Court of New Jersey ordering an injunction or damages in connection with the New Jersey Action, Chambers and Legacy Gramercy agreed, without admitting any liability or wrongdoing, pursuant to the terms of the Stipulation of Settlement, to make certain supplemental disclosures related to the proposed Merger, all of which were set forth in Legacy Gramercy’s Current Report on Form 8-K filed with on December 7, 2015. The Stipulation of Settlement is subject to customary conditions, including court approval following notice to the Chambers shareholders. On April 4, 2016, the court granted preliminary approval of the settlement. On July 1, 2016 the court issued a final order approving the settlement.
The defendants believe the lawsuits are without merit.
In December 2010, the Company sold its 45.0% joint venture interest in the leased fee of the 2 Herald Square property in New York, New York, for approximately $25,600 plus assumed mortgage debt of approximately $86,100, or the 2 Herald Sale Transaction. Subsequent to the closing of the transaction, the New York City Department of Finance, or the NYC DOF, and New York State Department of Taxation, or the NYS DOT, issued notices of determination assessing, in the case of the NYC DOF notice, approximately $2,924 of real property transfer tax, plus interest, and, in the case of the NYS DOT notice, approximately $446 of real property transfer tax, plus interest, collectively, the Transfer Tax Assessments, against the Company in connection with the 2 Herald Sale Transaction.
In September 2013, the Company filed a petition challenging the NYC DOF Transfer Tax Assessment with the New York City Tax Appeal Tribunal. In July 2014, the Company filed a similar petition challenging the NYS DOT Transfer Tax Assessment. Trial of the Company’s NYC DOF Transfer Tax Assessment appeal was completed in December 2014.
In April 2015, the New York City Tax Appeals Tribunal, or the NYC Tribunal, rendered an opinion denying the Company’s petition challenging the NYC DOF Transfer Tax Assessment and ruled that the Company is liable for the NYC DOF Transfer Tax Assessment. In July 2015, the Company appealed the adverse decision of the NYC Tribunal. In July 2016, the Company’s appeal of the adverse NYC Tribunal decision was denied. The Company has until November 2016 to elect to file a further appeal of the adverse NYC Tribunal decision.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

In June 2016, the NY State Division of Tax Appeals ruled in the Company’s favor in connection with the NYS DOT Transfer Tax Assessment. The Company anticipates that the NYC DOF will appeal this adverse ruling and that the matter will be set for trial by late 2016 or early 2017.
In April 2015, to stop the accrual of additional interest while the Company’s appeals are pending, the Company paid the NYC DOF $4,025 in full satisfaction of the NYC DOF Transfer Tax Assessment and the NYS DOT $617 in full satisfaction of the NYS DOF Transfer Tax Assessment. There was no additional interest recorded for the matter for the three and six months ended June 30, 2016. There was $$0 and $68 of additional interest recorded in discontinued operations for the matter for the three and six months ended June 30, 2015, respectively.
In connection with the Company’s property acquisitions and the Merger, the Company has determined that there is a risk it will have to pay future amounts to tenants related to continuing operating expense reimbursement audits. The Company has estimated a range of loss and determined that its best estimate of total loss is $8,000, including $1,000 related to the Merger, which has been accrued and recorded in other liabilities as of June 30, 2016 and December 31, 2015. The Company has determined that there is a reasonable possibility that a loss may be incurred in excess of $8,000 and estimates this range to be $8,000 to $13,000.
In addition, the Company and/or one or more of its subsidiaries is party to various litigation matters that are considered routine litigation incidental to its business, none of which are considered material.
Office Leases
The Company has several office locations, which are each subject to operating lease agreements. These office locations include the Company’s corporate office at 521 Fifth Avenue, New York, New York, and the Company’s regional offices located in Horsham, Pennsylvania, Clayton, Missouri, Chicago, Illinois, Dallas, Texas and London, United Kingdom. Additionally, in April 2016, the Company entered into a lease for a new corporate office location at 90 Park Avenue, New York, New York. The Company will relocate to the new office upon completion of improvements to the space, which is projected to be in the fourth quarter of 2016.
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

	Ground Leases - Operating	Ground Leases - Capital	Total
July 1 to December 31, 2016	$889	$—	$889
2017	1,728	—	1,728
2018	1,731	—	1,731
2019	1,740	—	1,740
2020	1,732	—	1,732
Thereafter	48,062	329	48,391
Total minimum rent expense	$55,882	$329	$56,211
The Company incurred rent expense on ground leases of $492 and $943 during the three and six months ended June 30, 2016, respectively. The Company incurred rent expense on ground leases of $394 and $778 during the three and six months ended June 30, 2015, respectively.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

14. Income Taxes
The Company has elected to be taxed as a REIT, and as such, generally will not be subject to U.S. federal income tax on taxable income that it distributes to its stockholders in accordance with REIT requirements. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes until it is able to qualify for REIT status again, however, the Company believes that it is organized and will operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company may, however, be subject to certain state and local taxes. Additionally, the Company’s TRSs are subject to federal, state and local taxes. The Company’s asset and property management business, Gramercy Asset Management, partially conducts its business through a wholly-owned TRS. In addition to the limitation on the Company’s use of its net operating losses under Section 382, since the Company uses separate subsidiary REITs and taxable REIT subsidiaries to conduct different aspects of its business, losses incurred by the individual subsidiary REITs and TRSs are only available to offset taxable income derived by each respective subsidiary REIT or TRS.
For the three and six months ended June 30, 2016 the Company recorded $2,700 and $3,403 of income tax expense, respectively. For the three and six months ended June 30, 2015, the Company recorded $17 and $1,131 of income tax expense, respectively. Tax expense for the three and six months ended June 30, 2016 and 2015 in continuing operations is comprised of federal, state and local taxes primarily attributable to Gramercy Asset Management.
To the extent the Company incurs any interest or penalties on its material uncertain tax positions, these amounts will be recognized in the financial statements as interest expense and operating expense, respectively. As of June 30, 2016 and December 31, 2015, the Company did not incur any material interest or penalties.
15. Segment Reporting
As of June 30, 2016, the Company has determined that it has two reportable operating segments: Asset Management and Investments/Corporate. The reportable segments are determined based upon the management approach, which looks to the Company’s internal organizational structure. The Company’s lines of business require different support infrastructures. All significant inter-segment balances and transactions have been eliminated.
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
The Company evaluates performance based on the following financial measures for each segment:

	Asset Management	Investments / Corporate	Total Company
Three Months Ended June 30, 2016
Total revenues	$18,423	$121,002	$139,425
Equity in net loss from unconsolidated equity investments	—	(168)	(168)
Total operating and interest expense(1)	(8,523)	(107,169)	(115,692)
Net income from continuing operations	$9,900	$13,665	$23,565

	Asset Management	Investments / Corporate	Total Company
Three Months Ended June 30, 2015
Total revenues	$4,228	$49,919	$54,147
Equity in net loss from unconsolidated equity investments	—	123	123
Total operating and interest expense(1)	(4,820)	(50,057)	(54,877)
Net income (loss) from continuing operations	$(592)	$(15)	$(607)

	Asset Management	Investments / Corporate	Total Company
Six Months Ended June 30, 2016
Total revenues	$23,574	$236,396	$259,970
Equity in net loss from unconsolidated equity investments	—	(2,923)	(2,923)
Total operating and interest expense(1)	(13,982)	(225,193)	(239,175)
Net income from continuing operations	$9,592	$8,280	$17,872

	Asset Management	Investments / Corporate	Total Company
Six Months Ended June 30, 2015
Total revenues	$12,408	$89,674	$102,082
Equity in net loss from unconsolidated equity investments	—	122	122
Total operating and interest expense(1)	(11,358)	(91,429)	(102,787)
Net income (loss) from continuing operations	$1,050	$(1,633)	$(583)

	Asset Management	Investments / Corporate	Total Company
Total Assets:
June 30, 2016	$23,711	$5,386,516	$5,410,227
December 31, 2015	$5,882	$5,828,636	$5,834,518

(1)
Total operating and interest expense includes operating costs on commercial property assets for the Investments/Corporate segment and costs to perform required functions under the management agreement for the Asset Management segment. Depreciation and amortization of $60,538 and $24,716 and provision for taxes of $2,700 and $17 for the three months ended June 30, 2016 and 2015, respectively, are included in the amounts presented above. Depreciation and amortization of $118,786 and $43,414 and provision for taxes of $3,403 and $1,131 for the six months ended June 30, 2016 and 2015, respectively, are included in the amounts presented above.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share and per share data)
June 30, 2016

16. Supplemental Cash Flow Information
The following table represents supplemental cash flow disclosures for the three and six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
Supplemental cash flow disclosures:
Interest paid	$40,639	$11,820
Income taxes paid	743	1,065
Proceeds from 1031 exchanges from sale of real estate	270,429	8,619
Use of funds from 1031 exchanges for acquisitions of real estate	(227,521)	(5,050)
Non-cash activity:
Fair value adjustment to noncontrolling interest in the operating partnership	$2,159	$(1,490)
Debt assumed in acquisition of real estate	45,958	141,033
Debt transferred in disposition of real estate	(101,432)	—
Redemption of units of noncontrolling interest in the operating partnership for common shares	(2,204)	(3,127)
Distribution of real estate assets from unconsolidated equity investment	263,015	—
Non-cash activities recognized in other comprehensive income:
Change in net unrealized loss on securities available for sale	$967	$5,761
Deferred losses and other non-cash activity related to derivatives	(33,649)	(664)
Non-cash effect of foreign currency translation adjustments	(2,567)	51

17. Subsequent Events
In July 2016, the Duke JV sold its remaining property and completed its planned dissolution. As part of the property sale and dissolution, the Company received a final distribution of $41,060 from the Duke JV.
In July 2016, the Company closed on the acquisition of three salvage yard industrial properties which comprise an aggregate 60.26 acres of land and were acquired for an aggregate purchase price of approximately $9,531. The properties are 100.0% leased with lease terms ending between August 2026 and August 2031. Additionally in July 2016, the Company closed on the acquisition of an industrial property which comprises 213,117 square feet, was acquired for a purchase price of approximately $17,750, and is 100.0% leased to three tenants with lease terms ending between December 2021 and November 2022.
In July 2016, the Company’s board of trustees approved the establishment of an “at-the-market” equity issuance program, or ATM, pursuant to which the Company may offer and sell common shares, with an aggregate gross sales price of up to $400,000. The Company expects to file a prospectus supplement to its currently effective registration statement with the SEC during the third quarter.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited, amounts in thousands, except share and per share data)
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
During the three months ended June 30, 2016, we acquired 22 properties aggregating 3,857,982 square feet for a total purchase price of $296,059. During the six months ended June 30, 2016, we acquired 25 properties aggregating 8,669,258 square feet for a total purchase price of $348,809. Additionally, on June 30, 2016, we received 100.0% ownership of seven properties from our joint venture with Duke Realty through a distribution of real estate assets by the joint venture, which have an aggregate 4,189,630 square feet and total fair value of $276,100.
During the three months ended June 30, 2016, we sold four properties aggregating 539,805 square feet for total gross proceeds of $116,200. During the six months ended June 30, 2016, we sold 10 properties aggregating 2,634,999 square feet for total gross proceeds of $647,700. Additionally, on June 30, 2016, we sold 74.9% of our 80.0% interest in our European joint venture with the Goodman Group to our unconsolidated equity investment in Europe, the Gramercy European Property Fund, for gross proceeds of $148,884 (€134,336).
As of June 30, 2016, our asset management business, which operates under the name Gramercy Asset Management, managed approximately $1,100,000 of commercial properties for third parties, including approximately $837,000 of assets in Europe.
As of June 30, 2016, we owned interests (either directly or in an unconsolidated equity investment) in 327 properties containing an aggregate of approximately 65,240,943 rentable square feet.
As of June 30, 2016, our wholly-owned portfolio of net leased properties is summarized as follows:

Properties	Number of Properties	Rentable Square Feet	Occupancy
Industrial	172	42,216,785	98.9%
Office	108	9,539,561	98.2%
Specialty retail	9	1,187,258	100.0%
Total	289	52,943,604	98.8%

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
Property Portfolio
Property acquisitions during the six months ended June 30, 2016 are summarized in the table below:

Property Type(1)	Number of Properties	Square Feet	Purchase Price
Industrial(2)	28	8,359,186	$566,859
Office(2)	4	310,072	58,050
Total	32	8,669,258	$624,909

(1)
Includes seven properties distributed to us from the Duke JV, of which five were industrial properties that comprise 3,909,945 square feet and two were office properties that comprise 278,451 square feet. Two of the properties distributed to us were encumbered by mortgages, of which the unpaid aggregate principal value was $12,931 at the time of distribution.

(2)
We assumed mortgages on 11 of our property acquisitions in 2016. The unpaid principal value of the mortgages assumed at acquisition was $45,958. Refer to Note 6 for more information on our debt obligations related to acquisitions.

Asset and Property Management
In addition to net leased investing, we also operate a commercial real estate management business for third parties. As of June 30, 2016, this business, which operates under the name Gramercy Asset Management, manages approximately $1,100,000 of commercial properties. We manage properties for companies including KBS and the Gramercy European Property Fund.
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

Results of Operations
Comparison of the three months ended June 30, 2016 to the three months ended June 30, 2015
Revenues

	2016	2015	Change
Rental revenue	$98,517	$39,565	$58,952
Third-party management fees	18,310	4,232	14,078
Operating expense reimbursements	21,905	9,738	12,167
Investment income	503	525	(22)
Other income	190	87	103
Total revenues	$139,425	$54,147	$85,278
Equity in net income (loss) of unconsolidated equity investments	$(168)	$123	$(291)

The increase of $58,952 in rental revenue is due to our wholly-owned property portfolio of 289 properties as of June 30, 2016 compared to 166 properties as of June 30, 2015.
The increase of $14,078 in third-party management fees is primarily attributable to the increase of $13,940 in incentive fees earned from KBS during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.
The increase of $12,167 in operating expense reimbursements is due to our wholly-owned property portfolio of 289 properties as of June 30, 2016 compared to 166 properties as of June 30, 2015.
The decrease of $22 in investment income is primarily attributable to changes in expected cash flows on our Retained CDO Bonds.
For the three months ended June 30, 2016 and June 30, 2015, other income is primarily comprised of realized foreign currency exchange gain (loss) and miscellaneous property related income.
The equity in net income (loss) of unconsolidated equity investments of $(168) and $123 for the three months ended June 30, 2016 and 2015, respectively, represents our proportionate share of the income (loss) generated by our unconsolidated equity investments.

Expenses

	2016	2015	Change
Property operating expenses	$23,510	$9,572	$13,938
Property management expenses	5,591	4,611	980
Depreciation and amortization	60,538	24,716	35,822
General and administrative expenses	8,005	4,778	3,227
Acquisition and merger-related expenses	4,312	3,455	857
Interest expense	16,909	7,728	9,181
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	(7,229)	—	(7,229)
Loss on extinguishment of debt	1,356	—	1,356
Provision for taxes	2,700	17	2,683
Net gains on disposals	—	(201)	201
Gain on sale of European unconsolidated equity investment interests held with a related party	(5,341)	—	(5,341)
Total expenses	$110,351	$54,676	$55,675
Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The increase of $13,938 is due to our wholly-owned property portfolio of 289 properties as of June 30, 2016 compared to 166 properties as of June 30, 2015.
Property management expenses are comprised of costs related to our asset and property management business. The increase of $980 in property management expenses is primarily related to increased fees resulting from operating expense refunds given this year.
The increase of $35,822 in depreciation and amortization expense is due to our wholly-owned property portfolio of 289 properties as of June 30, 2016 compared to 166 properties as of June 30, 2015.
The increase of $3,227 in general and administrative expense is primarily related to increased legal and professional fees and as well as increased compensation costs related to the growth of the Company.
The increase of $857 in acquisition and merger-related expenses is attributable to the acquisition of 22 properties in the three months ended June 30, 2016 compared to the acquisition of 16 properties and $2,353 in merger-related costs in the three months ended June 30, 2015.
The increase of $9,181 in interest expense is primarily due to increased borrowings on our unsecured revolving credit facility and term loans, our Unsecured Senior Notes and the mortgages we assumed on our real estate acquisitions subsequent to December 31, 2014.
During the three months ended June 30, 2016, we recorded a gain of $7,229 related to the non-cash distribution of seven properties from our Duke JV during the period.
During the three months ended June 30, 2016, we recorded loss on extinguishment of debt of $1,356 related to the early termination fees on the two mortgage loans that were paid off during the period.
The provision for taxes was $2,700 and $17 for the three months ended June 30, 2016 and 2015, respectively. The increase is primarily attributable to an increase in incentive fees recognized during the three months ended June 30, 2016.
During the three months ended June 30, 2015, we realized net gains on disposal of $(201) related to the disposal of three properties.
During the three months ended June 30, 2016, we recorded a gain of $(5,341) related to the sale of our 74.9% interest in the Goodman Europe JV during the period.

Comparison of the six months ended June 30, 2016 to the six months ended June 30, 2015
Revenues

	2016	2015	Change
Rental revenue	$190,612	$70,755	$119,857
Third-party management fees	23,356	12,418	10,938
Operating expense reimbursements	44,487	17,876	26,611
Investment income	946	763	183
Other income	569	270	299
Total revenues	$259,970	$102,082	$157,888
Equity in net income (loss) of unconsolidated equity investments	$(2,923)	$122	$(3,045)
The increase of $119,857 in rental revenue is due to our wholly-owned property portfolio of 289 properties as of June 30, 2016 compared to 166 properties as of June 30, 2015.
The increase of $10,938 in third-party management fees is primarily attributable to an increase of $12,435 in incentive fees earned from KBS during the six months ended June 30, 2016. This increase is partially offset by a decrease in disposition, property management, asset management, and accounting fees earned from our contracts with KBS and other third parties primarily due to property sales from the KBS portfolio subsequent to June 30, 2015 and the cessation of one of our third-party management contracts following the sale of nearly all of its properties as of December 31, 2015.
The increase of $26,611 in operating expense reimbursements is due to our wholly-owned property portfolio of 289 properties as of June 30, 2016 compared to 166 properties as of June 30, 2015.
The increase of $183 in investment income is primarily attributable to changes in expected cash flows on our Retained CDO Bonds.
For the six months ended June 30, 2016 and June 30, 2015, other income is primarily comprised of and realized foreign currency exchange gain (loss) and miscellaneous property related income.
The equity in net income (loss) of unconsolidated equity investments of $(2,923) and $122 for the three months ended June 30, 2016 and 2015, respectively, represents our proportionate share of the income (loss) generated by our unconsolidated equity investments.

Expenses

	2016	2015	Change
Property operating expenses	$47,679	$17,955	$29,724
Property management expenses	10,112	9,777	335
Depreciation and amortization	118,786	43,414	75,372
General and administrative expenses	15,727	9,551	6,176
Acquisition and merger-related expenses	4,722	6,961	(2,239)
Interest expense	38,862	13,998	24,864
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	(7,229)	—	(7,229)
Loss on extinguishment of debt	7,113	—	7,113
Provision for taxes	3,403	1,131	2,272
Net gains on disposals	—	(201)	201
Gain on sale of European unconsolidated equity investment interests held with a related party	(5,341)	—	(5,341)
Total expenses	$233,834	$102,586	$131,248
Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The increase of $29,724 is due to our wholly-owned property portfolio of 289 properties as of June 30, 2016 compared to 166 properties as of June 30, 2015.
Property management expenses are comprised of costs related to our asset and property management business. The increase of $335 in property management expenses is primarily related to increased fees resulting from operating expense refunds given this year.
The increase of $75,372 in depreciation and amortization expense is due to our wholly-owned property portfolio of 289 properties as of June 30, 2016 compared to 166 properties as of June 30, 2015.
The increase of $6,176 in general and administrative expense is primarily related to increased legal and professional fees and as well as increased compensation costs.
The decrease of $(2,239) in acquisition and merger-related expenses is attributable to the acquisition of 25 properties in the six months ended June 30, 2016 compared to the acquisition of 39 properties in the three months ended June 30, 2015, which is offset by $2,353 in merger-related costs incurred in the six months ended June 30, 2015.
The increase of $24,864 in interest expense is primarily due to increased borrowings on our unsecured revolving credit facility and term loans, our Unsecured Senior Notes, our Exchangeable Senior Notes and the mortgages we assumed on our real estate acquisitions subsequent to December 31, 2014.
During the three months ended June 30, 2016, we recorded a gain of $(7,229) related to the distribution of seven properties from our Duke JV during the period.
During the six months ended June 30, 2016, we recorded loss on extinguishment of debt of $7,113 related to the unamortized deferred financing costs that were immediately expensed upon termination as well as early termination fees related to the eight mortgage loans paid off and the one mortgage loan transferred during the period.
The provision for taxes was $3,403 and $1,131 for the six months ended June 30, 2016 and 2015, respectively. The increase is primarily attributable to an increase in incentive fees recognized.
During the six months ended June 30, 2015, we realized net gains on disposal of $(201) related to the disposal of three properties.
During the three months ended June 30, 2016, we recorded a gain of $(5,341) related to the sale of our 74.9% interest in the Goodman Europe JV during the period.

Same-Store and Acquisition Portfolio Analysis
The same-store category for the three months ended June 30, 2016 and 2015 includes properties that were owned and placed in service as of April 1, 2015 and are still owned and in service as of June 30, 2016. The same-store category for the six months ended June 30, 2016 and 2015 includes properties that were owned and placed in service as of January 1, 2015 and are still owned and in service as of June 30, 2016. The acquisition category for the three months ended June 30, 2016 and 2015 includes properties acquired and placed in service from April 1, 2015 through June 30, 2016, from the date they were acquired and placed in service through the end of the periods presented. The acquisition category for the six months ended June 30, 2016 and 2015 includes properties acquired and placed in service during 2015 and 2016, through June 30, 2016, from the date they were acquired and placed in service through the end of the periods presented. The development and other category for the three months ended June 30, 2016 and 2015 includes build-to-suit properties that were not placed in service as of April 1, 2015 and properties sold during the periods presented. The development and other category for the six months ended June 30, 2016 and 2015 includes build-to-suit properties that were not placed in service as of January 1, 2015 and properties sold during the periods presented. Properties considered to be under development and included in the development and other classification for the three months ended June 30, 2016 and 2015 consist of build-to-suit properties acquired as of April 1, 2015 for which Company is funding the development and which are not placed in service as of April 1, 2015, as well as build-to-suit properties acquired subsequent to April 1, 2015. Properties considered to be under development and included in the development and other classification for the six months ended June 30, 2016 and 2015 consist of build-to-suit properties acquired as of January 1, 2015 for which Company is funding the development and which are not placed in service as of January 1, 2015, as well as build-to-suit properties acquired subsequent to January 1, 2015.
The financial information presented is not an alternative to GAAP. The same-store and acquisition results of operations may be calculated differently by other REITs and should be read in conjunction with our condensed consolidated financial statements and the accompanying footnotes.
The tables and discussion below present the results related to our same-store and acquisition operations.

Results of the same-store and acquisition properties in our portfolio, for the three months ended June 30, 2016 and 2015 are as follows:

	Same Store			Acquisition		Development and Other		Asset Management and Corporate		Total
	2016	2015	% Change	2016	2015	2016	2015	2016	2015	2016	2015	% Change
Revenues
Rental revenue	$42,635	$36,786	16%	$53,635	$1,819	$2,247	$960	$—	$—	$98,517	$39,565	149%
Third-party management fees	—	—	—%	—	—	—	—	18,310	4,232	18,310	4,232	333%
Operating expense reimbursements	11,035	9,419	17%	10,506	144	364	175	—	—	21,905	9,738	125%
Investment income	—	—	—%	—	—	—	—	503	525	503	525	(4)%
Other income	(17)	47	(136)%	265	—	—	8	(58)	32	190	87	118%
Total revenues	53,653	46,252	16%	64,406	1,963	2,611	1,143	18,755	4,789	139,425	54,147	157%
Operating Expenses
Property operating expenses	11,008	9,566	15%	13,786	(6)	714	252	(1,998)	(240)	23,510	9,572	146%
Property management expenses	—	—	—%	—	—	—	—	5,591	4,611	5,591	4,611	21%
Depreciation and amortization	26,812	22,845	17%	32,612	1,005	907	642	207	224	60,538	24,716	145%
General and administrative expenses	—	—	—%	—	—	—	—	8,005	4,778	8,005	4,778	68%
Acquisition and merger-related expenses	—	14	(100)%	2,680	712	—	—	1,632	2,729	4,312	3,455	25%
Total operating expenses	37,820	32,425	17%	49,078	1,711	1,621	894	13,437	12,102	101,956	47,132	116%
Operating Income	15,833	13,827	15%	15,328	252	990	249	5,318	(7,313)	37,469	7,015	434%
Other Income (Expense):
Interest expense	(3,239)	(3,267)	(1)%	(2,244)	—	(107)	—	(11,319)	(4,461)	(16,909)	(7,728)	119%
Equity in net income (loss) of unconsolidated equity investments	—	—	—%	—	—	—	—	(168)	123	(168)	123	(237)%
Gain on sale of previously held U.S. unconsolidated equity investment interests	—	—	—%	—	—	—	—	7,229	—	7,229	—	100%
Loss on extinguishment of debt	—	—	—%	(1,356)	—	—	—	—	—	(1,356)	—	(100)%
Income (loss) from continuing operations before provision for taxes	12,594	10,560	19%	11,728	252	883	249	1,060	(11,651)	26,265	(590)	(4,552)%
Provision for taxes	—	—	—%	—	—	—	—	(2,700)	(17)	(2,700)	(17)	15,782%
Income (loss) from continuing operations	12,594	10,560	19%	11,728	252	883	249	(1,640)	(11,668)	23,565	(607)	(3,982)%
Income (loss) from discontinued operations	—	—	—%	239	—	(11)	—	(170)	120	58	120	(52)%
Income (loss) before net gains on disposals	12,594	10,560	19%	11,967	252	872	249	(1,810)	(11,548)	23,623	(487)	(4,951)%
Net gains on disposals	—	—	—%	—	—	—	201	—	—	—	201	(100)%
Gain on sale of European unconsolidated equity investment interests held with a related party	—	—	—%	—	—	—	—	5,341	—	5,341	—	100%
Net income (loss)	$12,594	$10,560	19%	$11,967	$252	$872	$450	$3,531	$(11,548)	$28,964	$(286)	(10,227)%
The increase in net income of the same store properties for the three months ended June 30, 2016 compared to the three months ended June 30, 2015 is primarily due to an increase in rental revenue related to the hyper-amortization of below market lease liabilities for leases which were terminated prior to expiration. The increase in rental revenue is partially offset by an increase in depreciation and amortization related to the hyper-amortization of in-place lease intangible assets associated with the same leases.

Results of the same-store and acquisition properties in our portfolio, for the six months ended June 30, 2016 and 2015 are as follows:

	Same Store			Acquisition		Development and Other		Asset Management and Corporate		Total
	2016	2015	% Change	2016	2015	2016	2015	2016	2015	2016	2015	% Change
Revenues
Rental revenue	$57,875	$52,517	10%	$125,270	$16,303	$7,467	$1,935	$—	$—	$190,612	$70,755	169%
Third-party management fees	—	—	—%	—	—	—	—	23,356	12,418	23,356	12,418	88%
Operating expense reimbursements	18,393	16,653	10%	24,540	773	1,554	450	—	—	44,487	17,876	149%
Investment income	—	—	—%	—	—	—	—	946	763	946	763	24%
Other income	6	204	(97)%	469	—	8	8	86	58	569	270	111%
Total revenues	76,274	69,374	10%	150,279	17,076	9,029	2,393	24,388	13,239	259,970	102,082	155%
Operating Expenses
Property operating expenses	18,543	16,722	11%	30,774	896	2,396	644	(4,034)	(307)	47,679	17,955	166%
Property management expenses	—	—	—%	—	—	—	—	10,112	9,777	10,112	9,777	3%
Depreciation and amortization	34,849	28,921	20%	79,933	12,367	3,566	1,686	438	440	118,786	43,414	174%
General and administrative expenses	—	—	—%	—	—	—	—	15,727	9,551	15,727	9,551	65%
Acquisition and merger-related expenses	—	1	(100)%	2,770	3,179	6	46	1,946	3,735	4,722	6,961	(32)%
Total operating expenses	53,392	45,644	17%	113,477	16,442	5,968	2,376	24,189	23,196	197,026	87,658	125%
Operating Income	22,882	23,730	(4)%	36,802	634	3,061	17	199	(9,957)	62,944	14,424	336%
Other Income (Expense):
Interest expense	(3,579)	(3,650)	(2)%	(7,458)	(1,880)	(210)	1	(27,615)	(8,469)	(38,862)	(13,998)	178%
Equity in net income of unconsolidated equity investments	—	—	—%	—	—	—	—	(2,923)	122	(2,923)	122	(2,496)%
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	—	—%	—	—	—	—	7,229	—	7,229	—	100%
Loss on extinguishment of debt	—	—	—%	(7,113)	—	—	—	—	—	(7,113)	—	(100)%
Income (loss) from continuing operations before provision for taxes	19,303	20,080	(4)%	22,231	(1,246)	2,851	18	(23,110)	(18,304)	21,275	548	3,782%
Provision for taxes	(1)	2	(150)%	—	—	—	—	(3,402)	(1,133)	(3,403)	(1,131)	201%
Income (loss) from continuing operations	19,302	20,082	(4)%	22,231	(1,246)	2,851	18	(26,512)	(19,437)	17,872	(583)	(3,166)%
Income (loss) from discontinued operations	—	—	—%	400	—	4,314	—	(16)	58	4,698	58	8,000%
Income (loss) before net gains on disposals	19,302	20,082	(4)%	22,631	(1,246)	7,165	18	(26,528)	(19,379)	22,570	(525)	(4,399)%
Net gains on disposals	—	—	—%	—	—	—	201	—	—	—	201	(100)%
Gain on sale of European unconsolidated equity investment interests held with a related party	—	—	—%	—	—	—	—	5,341	—	5,341	—	100%
Net income (loss)	$19,302	$20,082	(4)%	$22,631	$(1,246)	$7,165	$219	$(21,187)	$(19,379)	$27,911	$(324)	(8,715)%
The decrease in net income of the same-store properties for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 is primarily due to an increase in rental revenue related to the hyper-amortization of below market lease liabilities for leases which were terminated prior to expiration. The increase in rental revenue is partially offset by an increase in depreciation and amortization related to the hyper-amortization of in-place lease intangible assets associated with the same leases.

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
To maintain our qualification as a REIT under the Internal Revenue Code, we must distribute annually at least 90.0% of our taxable income. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations. As of the date of this filing, we expect that our cash on hand and cash flow from operations will be sufficient to satisfy our anticipated short-term and long-term liquidity needs as well as our recourse liabilities, if any.
Cash Flows
Net cash provided by operating activities increased $40,522 to $78,095 for the six months ended June 30, 2016 compared to $37,573 for the same period in 2015. Operating cash flow was generated primarily by net rental revenue from our real estate investments, management fees, and distributions from unconsolidated equity investments.
Net cash provided by investing activities for the six months ended June 30, 2016 was $337,250 compared to net cash used by investing activities of $794,120 during the same period in 2015. The increase in cash flow provided by investing activities in 2016 is primarily attributable to proceeds received from the disposition of 10 properties during the six months ended June 30, 2016, net of any assumed mortgages.
Net cash used by financing activities for the six months ended June 30, 2016 was $358,366 as compared to net cash provided by financing activities of $600,040 during the same period in 2015. The decrease in cash flow is primarily attributable to payoffs of certain mortgage loans, paydowns made on the unsecured revolving credit facility, and increased payment of dividends in 2016, which is offset by proceeds from the sale of common shares in 2015.

Equity Structure
Our equity structure following the reverse merger transaction reflects the equity structure of Chambers, the surviving corporation. As a result, our common shares outstanding have been adjusted retroactively for all prior periods presented computed on the basis of the number of shares outstanding multiplied by the Exchange Ratio of 3.1898 established in the Merger Agreement. As of June 30, 2016 and December 31, 2015, our authorized capital shares consists of 1,000,000,000 shares of beneficial interest, $0.01 par value per share, of which we are authorized to issue up to 990,000,000 common shares of beneficial interest, par value $0.01 per share of our common shares and 10,000,000 preferred shares of beneficial interest, par value of $0.01, or preferred shares. There were 236,710,763 common shares issued at the closing of the Merger, representing the number of Legacy Gramercy’s outstanding shares multiplied by the Exchange Ratio of 3.1898, and there were 3,500,000 shares of 7.125% Series A Cumulative Redeemable Preferred Shares issued, which were exchanged from Legacy Gramercy’s outstanding 7.125% Series B Cumulative Redeemable Preferred Stock at Merger closing. As of June 30, 2016, 421,696,772 common shares and 3,500,000 preferred shares were issued and outstanding, respectively.
In June 2016, we instituted our 2016 Equity Incentive Plan, which was approved by our board of trustees and shareholders. The 2016 Equity Incentive Plan allows for the following awards to be made: (i) stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, (ii) stock options that do not qualify, (iii) stock appreciation rights, (iv) share awards, (v) restricted share units, and (vi) dividend equivalents and other equity awards, including LTIP Units. The aggregate number of our common shares that may be issued or transferred under the 2016 Equity Incentive Plan is 12,000,000 shares, subject to adjustment in certain circumstances. The 2016 Equity Incentive Plan became effective on June 23, 2016 and will terminate on the day immediately preceding the tenth anniversary of its effective date, unless sooner terminated by the board of trustees.
In February 2015, the board of directors of legacy Gramercy approved a 1-for-4 reverse stock split of our common stock and outstanding OP Units. The reverse stock split was effective after the close of trading on March 20, 2015, and our common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange on March 23, 2015.
Share Repurchase Program
In February 2016, our board of trustees approved a share repurchase program authorizing us to repurchase up to $100,000 of our outstanding common shares. Purchases under the program will be made from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. For the six months ended June 30, 2016, we did not repurchase any shares.
Market Capitalization
At June 30, 2016, our consolidated market capitalization was $6,159,978 based on a common share price of $9.22 per share and the closing price of our common shares on the New York Stock Exchange on June 30, 2016. Market capitalization includes consolidated debt and common and preferred shares.
Indebtedness
Mortgage Loans
Certain of our real estate assets are subject to mortgage loans. During the six months ended June 30, 2016, we assumed $45,958 of non-recourse mortgages in connection with 32 real estate acquisitions and two properties we were distributed from the Duke JV, and also entered into one non-recourse mortgage for $9,550 related to a prior-period real estate acquisition. During the year ended December 31, 2015, we assumed $618,169 of non-recourse mortgages in connection with 42 real estate acquisitions, of which $464,292 related to mortgages on 29 properties acquired in connection with the Merger.
During the three months ended June 30, 2016, we paid off the debt on 2 properties encumbered by mortgage loans and during the six months ended June 30, 2016, we paid off the debt on eight properties encumbered by mortgage loans and transferred one property encumbered by a mortgage loan. As a result of the loan payoffs and transfer, during the three and six months ended June 30, 2016, we recorded net losses on early extinguishment of debt of $(1,356) and $(7,113), including net gains on extinguishment of debt of $0 and $1,930 within discontinued operations, respectively, related to unamortized deferred financing costs and mortgage premiums and discounts that were immediately expensed upon termination as well as early termination fees incurred for the extinguishments. We did not pay off any mortgage loans during the three and six months ended June 30, 2015. Our mortgage loans include a series of financial and other covenants that we have to comply with in order to borrow under them. We were in compliance with the covenants under the mortgage loan facilities as of June 30, 2016.
2015 Credit Facility and Term Loans
At the close of the Merger on December 17, 2015, both Legacy Gramercy and Chambers terminated the Legacy Gramercy unsecured credit facilities and entered into an agreement, or the Credit Agreement, for a new $850,000 senior unsecured revolving credit facility and $1,050,000 term loan facility, or the 2015 Term Loan with JPMorgan Chase Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated. The $850,000 senior unsecured revolving credit facility, or the 2015 Revolving Credit Facility, consists of a $750,000 U.S. dollar revolving credit facility and a $100,000 multicurrency revolving credit facility. The 2015 Term Loan consists of a $300,000 term loan facility that matures in January 2019 with one 12-month extension, or the 3-Year Term Loan, and a $750,000 term loan facility that matures in January 2021, or the 5-Year Term Loan. The 2015 Revolving Credit Facility matures in January 2020, but may be extended for two additional six month periods upon the payment of applicable fees and satisfaction of certain customary conditions. Net proceeds from the 2015 Revolving Credit Facility were used to repay Legacy Gramercy’s unsecured credit facilities consisting of a $200,000 senior term loan and a $200,000 senior revolving credit facility, as well as for general corporate purposes. Borrowings under the multicurrency loan denominated in euros are designated as a non-derivative net investment hedge to mitigate the risk from fluctuations in foreign currency exchange rates. Refer to Note 10 of the accompanying financial statements for further information on the hedge. At the close of the Merger on December 17, 2015, we also entered into a new $175,000 seven-year unsecured term loan with Capital One, N.A., or the 7-Year Term Loan, which matures in January 2023.
During the six months ended June 30, 2016, we amended our 5-Year Term Loan and our 7-Year Term Loan in order to remove the 0.00% rate floor on the applicable LIBOR that existed in the original loan agreements. Our unsecured borrowing facilities include a series of financial and other covenants that we have to comply with in order to borrow under the facilities. We were in compliance with the covenants under the facilities as of June 30, 2016. As of June 30, 2016, there were borrowings of $169,950 outstanding under the 2015 Revolving Credit Facility, including $49,950 (€20,000) on the multicurrency tranche, borrowings of $1,050,000 outstanding under the 2015 Term Loan, and borrowings of $175,000 outstanding under the 7-Year Term Loan.
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
As of June 30, 2016, the Exchangeable Senior Notes have a current exchange rate of 41.5897 units of Merger consideration, or Units of Merger Consideration, where one Unit of Merger Consideration represents 3.1898 of our common shares, or approximately 132.6628 of our common shares for each $1.0 principal amount of the Exchangeable Senior Notes. The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689. The discount is being amortized to interest expense over the expected life of the Exchangeable Senior Notes. As of June 30, 2016 and December 31, 2015, the Exchangeable Senior Notes were recorded as a liability at carrying value of $107,550 and $106,581, respectively, net of unamortized discount and deferred financing costs of $7,450 and $8,419, respectively. The fair value of the embedded exchange option of the Exchangeable Senior Notes was recorded in additional paid-in-capital within shareholders’ equity of $11,726 as of June 30, 2016 and December 31, 2015.

Derivatives and Non-Derivative Hedging Instruments
In June 2016, we entered into a foreign currency forward contract to mitigate our exposure to foreign currency exchange rate movements in the euro, specifically in relation to funds received on the sale of 74.9% of our 80.0% interest in the Goodman Europe JV in June 2016, which are in euro-denominated funds as of June 30, 2016. The foreign currency forward is a derivative contract, through which we are committed to deliver a specific amount of currency at a certain price on a specified date in the future, or the settlement date. The forward contract locked in our future currency exchange rate for the term of the contract, thus minimizing our exposure to rate fluctuations during this period. The contract is not designated as a hedging instrument.
As of June 30, 2016, our derivative instruments consist of interest rate swaps, which are cash flow hedges, and a foreign currency forward contract, which is not designated as a hedging instrument. Changes in the effective portion of fair value of the derivatives are recognized in other comprehensive income (loss) until the hedged item expires or is recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value and the change in value of a non-hedging derivative instrument are immediately recognized in earnings. Changes in the fair value of our foreign currency forward contract are recognized in other income on our Condensed Consolidated Statements of Operations. Derivative accounting may increase or decrease reported net income and shareholders’ equity, depending on future levels of LIBOR interest rates, foreign exchange rates, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term. Borrowings on our foreign currency denominated tranche of the 2015 Revolving Credit Facility, which are designated as non-derivative net investment hedges, are recognized at par value based on the exchange rate in effect on the date of the draw. Subsequent changes in the exchange rate of our non-derivative net investment hedge are recognized as part of the cumulative foreign currency translation adjustment within other comprehensive income (loss). Refer to Note 2 and Note 9 of the accompanying financial statements for additional information on our derivatives and non-derivative hedging instruments, including the fair value measurement of these instruments, as applicable.

The following table summarizes the notional and fair value of our derivatives and hedging instruments at June 30, 2016. The fair value of the derivatives is presented in our balance sheet in derivative instruments, at fair value and the carrying value of the non-derivative net investment hedge is included in the balance of our 2015 Revolving Credit Facility. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks.

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap - Waco	1 mo. USD-LIBOR-BBA	15,336 USD	4.55%	12/19/2013	12/19/2020	$1,028
Interest Rate Swap - Point West I	1 mo. USD-LIBOR-BBA	10,228 USD	1.41%	8/16/2011	12/6/2016	42
Interest Rate Swap - Atrium I	1 mo. USD-LIBOR-BBA	20,176 USD	1.78%	8/16/2011	5/31/2018	445
Interest Rate Swap - Easton III	1 mo. USD-LIBOR-BBA	6,001 USD	1.95%	8/16/2011	1/31/2019	196
Interest Rate Swap - 5-Year Term Loan	1 mo. USD-LIBOR-BBA	750,000 USD	1.60%	12/17/2015	12/17/2020	25,621
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	175,000 USD	1.82%	12/17/2015	1/9/2023	9,025
Foreign Currency Forward Contract(1)	USD-EUR exchange rate	134,000 Euros	1.1081 USD-EUR	6/30/2016	7/6/2016	378
Non-Derivative Net Investment Hedge in the Gramercy European Property Fund	USD-EUR exchange rate	45,000 Euros	N/A	9/28/2015	N/A	—
Total						$36,735

(1)	Represents the exchange rate we locked in for the term of the foreign currency forward contract. We settled the contract on July 6, 2016.
Through our interest rate swaps, we are hedging exposure to variability in future interest payments on our debt facilities. At June 30, 2016, the interest rate swap derivative instruments were reported at their fair value as a net liability of $36,357. Swap loss of $(2,564) was recognized as interest expense in the Condensed Consolidated Statements of Operations with respect to interest rate swap hedge ineffectiveness, or to amounts excluded from ineffectiveness, which relates to the off-market financing element associated with certain derivatives. As discussed in the Unsecured Debt section above, during the six months ended June 30, 2016, we amended our 5-Year Term Loan and our 7-Year Term Loan in order to remove the 0.00% rate floor on the applicable LIBOR that existed in the original loan agreements, and as a result, we reversed previously recorded hedge ineffectiveness of $2,564 during the three months ended June 30, 2016. No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from ineffectiveness for the three and six months ended June 30, 2015.
No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from ineffectiveness for the three and six months ended June 30, 2016. During the three and six months ended June 30, 2016, we reclassified $271 and $631, respectively, from accumulated other comprehensive income into interest expense related to a derivative terminated in 2015. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, we expect that $10,882 will be reclassified from other comprehensive income as an increase in interest expense for our interest rate swaps as of June 30, 2016. Additionally, we will recognize $3,197 in interest expense on a straight-line basis over the remaining original term of terminated swaps through June 2019, representing amortization of the remaining accumulated other comprehensive income balance related to the swap, and of this amount, $1,087 will be recognized in interest expense during the next 12 months.
Through our foreign currency forward contract, we are mitigating our foreign exchange rate exposure to variability in the euro-U.S. dollar exchange rate, specifically in relation to funds received on the sale of 74.9% of our interest in the Goodman Europe JV in June 2016. At June 30, 2016, the foreign currency forward contract was reported at its fair value as a liability of $378 in derivative instruments on the Condensed Consolidated Balance Sheets and because it is not designated as a hedging instrument, this value, which also represents its change in value during the period, was recognized as a reduction of other income on the Condensed Consolidated Statements of Operations. The change in value of the euro-denominated asset underlying the contract was an increase of $228, thus the net impact recognized within other income on the Company’s the Condensed Consolidated Statements of Operations was a net loss of $150.
Through our non-derivative net investment hedge, which was entered into in September 2015, we are hedging exposure to changes in the euro-U.S. dollar exchange rate of our net equity investment in the Gramercy European Property Fund, which has euros as its functional currency. At June 30, 2016, the non-derivative net investment hedge was reported at our carrying value as a net liability of $49,950, which is included in the balance of the senior unsecured revolving credit facility on the Condensed Consolidated Balance Sheets. During the six months ended June 30, 2016, we recorded a net loss of $970 in other comprehensive income (loss) from the impact of exchange rates related to the non-derivative net investment hedge. No gain or loss was recognized with respect to non-derivative net investment hedge ineffectiveness, or to amounts excluded from ineffectiveness, in interest expense in the Condensed Consolidated Statement of Operations for the six months ended June 30, 2016. When the non-derivative net investment is sold or substantially liquidated, the balance of the translation adjustment accumulated in other comprehensive income will be reclassified into earnings.

Contractual Obligations
We are obligated to fund capital expenditures related to our real estate investments, which primarily consist of expenditures to maintain assets, tenant improvement allowances and other construction or expansion obligations under tenant leases, and leasing commissions. As of June 30, 2016, we had commitments relating to tenant improvement allowances and funding obligations under leases totaling approximately $21,500 that are expected to be funded over the next five years. Additionally, we are obligated to fund the development of Proportion Foods, a build-to-suit property in Round Rock, Texas, which is a consolidated VIE, and upon substantial completion of the development to acquire the property through a forward purchase contract. Our remaining future commitment for the property at June 30, 2016 is approximately $20,182.
As of June 30, 2016, we have funded $55,892 (€50,000) to the Gramercy European Property Fund, representing our total funding commitment to the Gramercy European Property Fund. As of December 31, 2015, we had funded $25,663 (€23,160) to the Gramercy European Property Fund. Since inception, all equity investors, including Gramercy, have collectively committed and funded $395,213 (€352,500) in equity capital to the Gramercy European Property Fund. As of June 30, 2016, the commitments of all equity investors to the Gramercy European Property Fund have been fully funded. See Note 5, “Unconsolidated Equity Investments,” in the Condensed Consolidated Financial Statements for further information on the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on June 30, 2016, in the case of unfunded commitments.
Combined aggregate principal maturities and future minimum payments of our unsecured debt obligations, non-recourse mortgages, Senior Unsecured Notes, Exchangeable Senior Notes, and ground leases, in addition to associated interest payments, as of June 30, 2016 are as follows:

	2015 Unsecured Credit Facility	Term Loans	Mortgage Notes Payable	Senior Unsecured Notes	Exchangeable Senior Notes	Ground Leases	Interest Payments	Total
July 1 through December 31, 2016	$—	$—	$40,129	$—	$—		$32,423	$72,552
2017	—	—	66,499	—	—		62,426	128,925
2018	—	—	93,936	—	—		59,661	153,597
2019	—	300,000	42,840	—	115,000		50,816	508,656
2020	169,950	—	174,975	—	—		42,637	387,562
Thereafter	—	925,000	103,514	150,000	—		59,332	1,237,846
Above market interest	—	—	—	—	—		2,591	2,591
Total	$169,950	$1,225,000	$521,893	$150,000	$115,000	$—	$309,886	$2,491,729
We have several office locations, which are each subject to operating lease agreements. These office locations include our corporate office at 521 Fifth Avenue, New York, New York, and our regional offices located in Horsham, Pennsylvania, Clayton, Missouri, Chicago, Illinois, Dallas, Texas and London, United Kingdom. Additionally, in April 2016, we entered into a lease for a new corporate office location at 90 Park Avenue, New York, New York. We will relocate to the new office upon completion of improvements to the space, which is projected to be in the fourth quarter of 2016.

Leasing Agreements
Future minimum rental revenue under non-cancelable leases, excluding reimbursements for operating expenses, as of June 30, 2016 are as follows:

Operating Leases
July 1 to December 31, 2016	$183,381
2017	365,384
2018	348,757
2019	320,501
2020	286,879
Thereafter	1,688,352
Total minimum lease rental income	$3,193,254
Future straight-line rent adjustments under non-cancelable leases as of June 30, 2016 are as follows:

Straight-line Rent Adjustments
July 1 to December 31, 2016	$13,043
2017	18,835
2018	13,969
2019	6,097
2020	1,234
Thereafter	(83,635)
Total straight-line rent adjustments	$(30,457)
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

Dividends
To maintain our qualification as a REIT, we must pay annual dividends to our shareholders of at least 90% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable. Dividends declared by the Company during 2015 and 2016 are as follows:

Quarter Ended	Common dividends per share (1)	Preferred dividends per share
March 31, 2015	$0.063	$0.445
June 30, 2015	$0.069	$0.445
September 30, 2015	$0.069	$0.445
December 31, 2015	$0.078	$0.445
March 31, 2016	$0.110	$0.445
June 30, 2016	$0.110	$0.445

(1)	Common dividends declared for a quarter are accrued for during the quarter and then paid to common shareholders of record as of the end of the quarter during the month following the quarter-end.
Transactions with Trustee Related Entities and Related Parties
On June 30, 2016, we entered into an agreement to sell 74.9% of our outstanding 80% interest in the Goodman Europe JV to the Gramercy European Property Fund, which we own 14.2% as of June 30, 2016, have committed capital of $55,892 (€50,000), and for which our CEO is on the board of directors and also has capital commitments, as noted below. We sold 74.9% of our interest in the Goodman Europe JV to the Gramercy European Property Fund for gross proceeds of $148,884 (€134,336). The sale of 74.9% of our interest in the Goodman Europe JV resulted in us recording a gain of $5,341 primarily related to depreciation and amortization recorded since merger closing date. This gain amount is recorded as a gain on sale of unconsolidated equity investment interests held with a related party on our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2016. Following the sale transaction, we have a continuing 5.1% interest in the Goodman Europe JV. The transaction was entered into in order to achieve efficiencies from the combination of the two European platforms.
Our CEO, Gordon F. DuGan, is on the board of directors of the Gramercy European Property Fund and has invested approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Asset Management have collectively invested approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on June 30, 2016, in the case of unfunded commitments.
One of the properties acquired in December 2015 as part of the Merger was partially leased to Duke Realty, our partner in the Duke JV. Duke Realty acts as the managing member of the Duke JV and provides asset management, construction, development, leasing and property management services, for which it is entitled to receive fees as well as a promoted interest. From the Merger date through lease expiration in May 2016, Duke Realty leased 30,777 square feet of one of our office properties located in Minnesota which had an aggregate 324,296 rentable square feet. Duke Realty paid us $156,000 and $333,000 under the lease for the three and six months ended June 30, 2016, respectively.
Three of the properties we acquired in January 2015 for an aggregate purchase price of approximately $19,750, which comprised an aggregate 450,000 square feet and are located in Milwaukee, Wisconsin, were acquired from affiliates of KTR Capital Partners, a private industrial real estate investment company, for which one of our trustees served as Chief Executive Officer and Chairman of the Board.
Non-GAAP Financial Measures
We use the following non-GAAP financial measures that we believe are useful to investors as a key supplemental measure of our operating performance: funds from operations attributable to common shareholders and unitholders, or

FFO, core funds from operations attributable to common shareholders and unitholders, or Core FFO, and adjusted funds from operations attributable to common shareholders and unitholders, or AFFO. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. We also use FFO as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment write-downs of investments in depreciable real estate and investments in in-substance real estate investments and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to noncontrolling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures.
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

FFO, Core FFO and AFFO for the three and six months ended June 30, 2016 and 2015 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to common shareholders	$27,355	$(1,823)	$24,863	$(3,378)
Add:
Depreciation and amortization	60,538	24,716	118,786	43,414
FFO adjustments for unconsolidated equity investments	7,465	121	18,771	199
Net (income) loss attributed to noncontrolling interest	51	(21)	(69)	(63)
Net income from discontinued operations	(58)	(120)	(4,698)	(58)
Less:
Non real estate depreciation and amortization	(231)	(223)	(467)	(439)
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	(7,229)	—	(7,229)	—
Gain on sale of European unconsolidated equity investment interests held with a related party	(5,341)	—	(5,341)	—
Net gain from disposals	—	(201)	—	(201)
Funds from operations attributable to common shareholders and unitholders	$82,550	$22,449	$144,616	$39,474
Add:
Acquisition costs	4,312	1,102	4,722	4,608
Core FFO adjustments for unconsolidated equity investments	2,798	—	6,921	—
Merger related costs	—	2,353	—	2,353
Loss on extinguishment of debt	1,356	—	5,183	—
European Fund setup costs	—	—	—	221
Net income from discontinued operations related to properties	149	—	4,793	—
Mark-to-market on interest rate swaps	(2,564)	—	(734)	—
Core funds from operations attributable to common shareholders and unitholders	$88,601	$25,904	$165,501	$46,656
Add:
Non-cash share-based compensation expense	1,272	849	2,422	1,683
Amortization of market lease assets	3,682	1,063	7,676	1,933
Amortization of deferred financing costs and non-cash interest	78	291	195	866
Amortization of lease inducement costs	87	52	173	96
Non-real estate depreciation and amortization	231	223	467	439
Amortization of free rent received at property acquisition	417	1,146	756	1,725
Less:
AFFO adjustments for unconsolidated equity investments	(1,232)	(1)	(409)	(2)
Straight-lined rent	(5,955)	(3,312)	(12,716)	(5,484)
Amortization of market lease liabilities	(9,292)	(3,178)	(13,449)	(8,000)
Adjusted funds from operations attributable to common shareholders and unitholders	$77,889	$23,037	$150,616	$39,912
Funds from operations per share – basic	$0.19	$0.12	$0.34	$0.24
Funds from operations per share – diluted	$0.19	$0.12	$0.34	$0.23
Core funds from operations per share – basic	$0.21	$0.14	$0.39	$0.28
Core funds from operations per share – diluted	$0.21	$0.14	$0.39	$0.28
Adjusted funds from operations per share – basic	$0.18	$0.13	$0.36	$0.24
Adjusted funds from operations per share – diluted	$0.18	$0.13	$0.35	$0.24

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding – EPS	422,330,927	177,393,521	421,994,655	163,332,554
Weighted average non-vested share based payment awards	—	845,798	—	834,012
Weighted average partnership units held by noncontrolling interest	1,208,309	1,548,246	1,291,305	1,624,396
Weighted average common shares and units outstanding	423,539,236	179,787,565	423,285,960	165,790,962
Diluted weighted average common shares and common share equivalents outstanding – EPS (1)	427,542,605	177,393,521	426,265,771	163,332,554
Weighted average partnership units held by noncontrolling interest	—	1,548,246	—	1,624,396
Weighted average non-vested share based payment awards	—	2,209,913	—	2,198,126
Weighted average share options	—	48,051	—	49,062
Phantom shares	—	493,124	—	493,124
Dilutive effect of Exchangeable Senior Notes	—	1,107,808	—	1,425,092
Diluted weighted average common shares and units outstanding	427,542,605	182,800,663	426,265,771	169,122,354

(1)
For the three and six months ended June 30, 2015, the diluted weighted average share calculation, which is the denominator in diluted earnings per share, excludes potentially dilutive securities because including them would have been anti-dilutive during those periods.

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

•
other factors discussed under Item 1A, “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2015, and those factors that may be contained in any filing we make with the Securities and Exchange Commission, or the SEC, which are incorporated by reference herein.

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

ITEM 3A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(dollar amounts in thousands)
Market Risk
Market risk includes risks that arise from changes in interest rates, credit, commodity prices, equity prices, foreign currency exchange rates, and other market changes that affect market sensitive instruments. In pursuing our business plan, we expect that the primary market risks to which we will be exposed are real estate, interest rate, credit, and foreign currency exchange risks. These risks are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control.
Generally, we do not use derivative instruments to hedge credit/market risks or for speculative purposes. However, from time to time, we may enter into foreign currency forward contracts to hedge our foreign currency cash flow exposures.
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
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investment in commercial real estate with fixed rate, non-recourse mortgage financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decrease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps to manage our exposure to interest rate changes. We currently have a 2015 Revolving Credit Facility, several term loans and several mortgage notes payable which are based upon a floating rate which have an aggregate outstanding balance of $1,446,691 at June 30, 2016, of which $976,741 is hedged effectively by interest rate swaps which we believe will mitigate the interest rate risk related to these borrowings.

The following chart shows our floating rate debt instruments, including debt that is hedged by interest rate swaps, and the related interest rates, maturity dates and balances as of June 30, 2016:

Floating Rate Debt Instrument	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	Balance at June 30, 2016
2015 Revolving Credit Facility	1.70%	1.70%	1/8/2020	$120,000
2015 Revolving Credit Facility - multicurrency tranche	1.20%	1.20%	1/8/2020	49,950
3-Year Term Loan	1.85%	1.85%	1/8/2019	300,000
5-Year Term Loan	1.85%	2.95%	1/8/2021	750,000
7-Year Term Loan	2.21%	3.57%	1/9/2023	175,000
Mortgage note payable - Waco	2.26%	4.55%	12/19/2020	15,336
Mortgage note payable - Point West I	2.25%	3.41%	12/6/2016	10,228
Mortgage note payable - Atrium I	2.25%	3.78%	5/31/2018	20,176
Mortgage note payable - Easton III	2.25%	3.95%	1/31/2019	6,001
Total Floating Rate Debt Instruments				$1,446,691

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of any discounts/premiums, excluding debt issuance costs.

(2)	These floating rate debt instruments are not hedged by interest rate swaps.
The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the interest rate risk related to the 2015 Revolving Credit Facility and $300,000 of the balance on the term loans:

Change in LIBOR	Projected Decrease in Net Income
Base case
+100 bps	$(1,201)
+200 bps	$(2,402)
+300 bps	$(3,603)
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

Foreign Currency Exchange Rate Risk
We have investments, either directly or in an unconsolidated equity investment, in Europe and Canada and we operate an asset management business and have capital commitments to an equity investment in Europe. As a result, we are subject to risk from the effects of exchange rate risk from the effects of exchange rate movements in the euro, the British pound sterling, and the Canadian dollar, which may affect future costs and cash flows. We hedge our foreign currency exposure related to our foreign investments primarily by financing our investments in the local currency denominations and through the use of net investment hedge instruments on these financings. Additionally, we may enter into foreign currency forward contracts to manage our exposure to foreign currency exchange rate movements in the euro. We are generally a net payer of various foreign currencies (we pay out more cash than we receive), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency.
As of June 30, 2016 and December 31, 2015, we had outstanding borrowings of $49,950 (€45,000) and $21,724 (€20,000), respectively, under the foreign currency denominated tranche of our Unsecured Revolving Credit Facility, which we designated as a non-derivative net investment hedge, beginning in September 2015, to mitigate our risk from fluctuations in foreign currency exchange rates. Our unhedged net investment in foreign currencies was $2,095 and $1,661 as of June 30, 2016 and December 31, 2015, respectively, based on the period ending U.S. dollar values of the hedge of $49,950 and $21,724, respectively. For the three and six months ended June 30, 2016, we recorded net losses of $8,686 and $2,567, respectively, in other comprehensive income (loss) as the portion of the foreign currency net investment non-derivative hedging instrument used to hedge the currency exposure of our unconsolidated equity investment in the Gramercy European Property Fund which qualifies as a non-derivative net investment hedge under ASC Topic 815. For the three and six months ended June 30, 2016, we recognized realized foreign currency transaction gains (losses) of $(186) and $(81), respectively, and no unrealized foreign currency transaction gains or losses. For the three and six months ended June 30, 2015, we recognized net realized foreign currency transaction gains (losses) of $4 and $10, respectively, and no unrealized foreign currency transaction gains or losses. Foreign currency transaction gains and losses are included in other income on the Condensed Consolidated Statement of Operations.
In June 2016, we entered into a foreign currency forward contract to mitigate our exposure to foreign currency exchange rate movements in the euro, specifically in relation to funds received on the sale of 74.9% of our interest in the Goodman Europe JV in June 2016, which are in euro-denominated funds as of June 30, 2016. The foreign currency forward is a derivative contract, through which we are committed to deliver a specific amount of currency at a certain price on a specified date in the future. The forward contract locked in our future currency exchange rate for the term of the contract, thus minimizing our exposure to rate fluctuations during this period. The contract is not designated as a hedging instrument because there is no difference in the timing of gain or loss recognition on the hedging instrument and the hedged item. At June 30, 2016, the foreign currency forward contract was reported at its fair value as a liability of $378 in derivative instruments on the Condensed Consolidated Balance Sheets and because it is not designated as a hedging instrument, this value, which also represents its change in value during the period, was recognized as a reduction of other income on the Condensed Consolidated Statements of Operations. The change in value of the euro-denominated asset underlying the contract was an increase of $228, thus the net impact recognized within other income on the Company’s the Condensed Consolidated Statements of Operations was a net loss of $150.

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
On December 3, 2015, the parties to the New Jersey Action entered into a Stipulation of Settlement providing for the settlement of the New Jersey Action. While the defendants in the New Jersey Action continue to vigorously deny all allegations of wrongdoing, fault, liability or damage to any of the plaintiffs or the class of shareholders of Chambers, and believe that no supplemental disclosure is required under the applicable law, in order to (i) avoid the burden, inconvenience, expense and distraction of further litigation in connection with the New Jersey Action, (ii) finally put to rest and terminate all of the claims that were or could have been asserted against the defendants in the New Jersey Action and (iii) permit the Merger to proceed without risk of the Superior Court of New Jersey ordering an injunction or damages in connection with the New Jersey Action, Chambers and Legacy Gramercy agreed, without admitting any liability or wrongdoing, pursuant to the terms of the Stipulation of Settlement, to make certain supplemental disclosures related to the proposed Merger, all of which were set forth in Legacy Gramercy’s Current Report on Form 8-K filed with on December 7, 2015. The Stipulation of Settlement is subject to customary conditions, including court approval following notice to the Chambers shareholders. On April 4, 2016, the court granted preliminary approval of the settlement. On July 1, 2016 the court issued a final order approving the settlement.
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
In April 2015, the New York City Tax Appeals Tribunal, or the NYC Tribunal, rendered an opinion denying our petition challenging the NYC DOF Transfer Tax Assessment and ruled that we are liable for the NYC DOF Transfer Tax Assessment. In July 2015, we appealed the adverse decision of the NYC Tribunal. In July 2016, our appeal of the adverse NYC Tribunal decision was denied. We have until November 2016 to elect to file a further appeal of the adverse NYC Tribunal decision.
In June 2016, the NY State Division of Tax Appeals ruled in our favor in connection with the NYS DOT Transfer Tax Assessment. We anticipate that the NYC DOF will appeal this adverse ruling and that the matter will be set for trial by late 2016 or early 2017.
In April 2015, to stop the accrual of additional interest while our appeal is pending, we paid the NYC DOF $4,025 in full satisfaction of the NYC DOF Transfer Tax Assessment and the NYS DOT $617 in full satisfaction of the NYS DOF Transfer Tax Assessment. There was no additional interest recorded in discontinued operations for the matter for the three and six months ended June 30, 2016. There was $0 and $68 of additional interest recorded in discontinued operations for the matter for the three and six months ended June 30, 2015, respectively.
In connection with our property acquisitions and the Merger, we determined that there is a risk we will have to pay future amounts to tenants related to continuing operating expense reimbursement audits. We have estimated a range of loss and determined that its best estimate of total loss is $8,000, including $1,000 related to the Merger, which has been accrued and recorded in other liabilities as of June 30, 2016. We have determined that there is a reasonable possibility that a loss may be incurred in excess of $8,000 and estimates this range to be $8,000 to $13,000.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Fourth Amended and Restated Agreement of Limited Partnership of GPT Operating Partnership LP, dated as of April 29, 2016, filed herewith.
10.2
First Amendment to Term Loan Agreement, dated as of January 19, 2016, among GPT Operating Partnership LP, GPT Property Trust LP, Gramercy Property Trust, the lenders party thereto, and Capital One, National Association, as administrative agent, filed herewith.

10.3
Second Amendment to Term Loan Agreement, dated as of March 24, 2016, among GPT Operating Partnership LP, GPT Property Trust LP, Gramercy Property Trust, the lenders party thereto, and Capital One, National Association, as administrative agent, filed herewith.

10.4
Amendment No. 1 to Revolving Credit and Term Loan Agreement, dated as of May 19, 2016, among the GPT Operating Partnership LP, GPT Property Trust LP, Gramercy Property Trust, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, filed herewith.

10.5	Gramercy Property Trust 2016 Equity Incentive Plan, incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on April 29, 2016.
10.6	Form of Restricted Share Award for Non-Employee Trustees, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2016.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document, filed herewith.
101.SCH	XBRL Taxonomy Extension Schema, filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase, filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase, filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY PROPERTY TRUST

Dated: August 4, 2016	By:/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)