Form 10-Q
period 2016-09-30
Gramercy Property Trust
filed 2016-11-07
CIK 1297587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016
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
Yes ☐     No ☒
The number of shares outstanding of the registrant’s common shares of beneficial interest, $0.01 par value, was 421,979,096 as of November 2, 2016.

GRAMERCY PROPERTY TRUST
FORM 10-Q

Gramercy Property Trust
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share and per share data)

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

	September 30, 2016	December 31, 2015
Assets:
Real estate investments, at cost:
Land	$734,058	$702,557
Building and improvements	3,538,377	3,313,747
Less: accumulated depreciation	(169,103)	(84,627)
Total real estate investments, net	4,103,332	3,931,677
Cash and cash equivalents	56,352	128,031
Restricted cash	171,895	17,354
Investment in unconsolidated equity investments	120,176	580,000
Servicing advances receivable	—	1,382
Retained CDO bonds	8,439	7,471
Assets held for sale, net	11,009	420,485
Tenant and other receivables, net	69,131	34,234
Acquired lease assets, net of accumulated amortization of $123,754 and $54,323	584,856	682,174
Deferred costs, net of accumulated amortization of $3,074 and $892	24,835	13,950
Goodwill	3,141	3,568
Other assets	30,064	14,192
Total assets	$5,183,230	$5,834,518
Liabilities and Equity:
Liabilities:
Senior unsecured revolving credit facility	$163,365	$296,724
Exchangeable senior notes, net	108,186	106,581
Mortgage notes payable, net	368,386	530,222
Senior unsecured notes, net	148,978	99,124
Senior unsecured term loans	1,225,000	1,225,000
Total long-term debt, net	2,013,915	2,257,651
Accounts payable and accrued expenses	48,412	59,808
Dividends payable	46,740	8,980
Accrued interest payable	5,180	4,546
Deferred revenue	31,343	36,031
Below market lease liabilities, net of accumulated amortization of $27,055 and $17,083	224,643	242,456
Liabilities related to assets held for sale	129	291,364
Derivative instruments, at fair value	28,613	3,442
Other liabilities	10,080	8,271
Total liabilities	2,409,055	2,912,549
Commitments and contingencies
Noncontrolling interest in the Operating Partnership	9,076	10,892
Equity:
Common shares, par value $0.01, 421,978,800 and 420,523,153 issued and outstanding at September 30, 2016 and December 31, 2015, respectively.	4,220	4,205
Series A cumulative redeemable preferred shares, par value $0.01, liquidation preference $87,500, 3,500,000 shares authorized, issued and outstanding at September 30, 2016 and December 31, 2015.	84,394	84,394
Additional paid-in-capital	3,883,873	3,879,932
Accumulated other comprehensive loss	(38,717)	(5,751)
Accumulated deficit	(1,168,502)	(1,051,454)
Total shareholders' equity	2,765,268	2,911,326
Noncontrolling interest in other partnerships	(169)	(249)
Total equity	2,765,099	2,911,077
Total liabilities and equity	$5,183,230	$5,834,518

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues
Rental revenue	$100,847	$47,235	$291,459	$117,990
Third-party management fees	7,172	5,153	30,528	17,571
Operating expense reimbursements	21,231	11,237	65,718	29,113
Investment income	544	445	1,490	1,208
Other income	1,298	1,143	1,867	1,413
Total revenues	131,092	65,213	391,062	167,295
Operating Expenses
Property operating expenses	22,685	11,051	70,364	29,006
Property management expenses	4,810	4,780	14,922	14,557
Depreciation and amortization	62,863	25,120	181,649	68,534
General and administrative expenses	8,165	4,748	23,892	14,299
Acquisition and merger-related expenses	1,272	6,547	5,994	13,508
Total operating expenses	99,795	52,246	296,821	139,904
Operating Income	31,297	12,967	94,241	27,391
Other Expense:
Interest expense	(18,409)	(9,227)	(57,271)	(23,225)
Equity in net loss of unconsolidated equity investments	(1,138)	(1,096)	(4,061)	(974)
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	—	7,229	—
Loss on extinguishment of debt	(13,777)	—	(20,890)	—
Impairment of real estate investments	(1,053)	—	(1,053)	—
Income (loss) from continuing operations before provision for taxes	(3,080)	2,644	18,195	3,192
Provision for taxes	(331)	(985)	(3,734)	(2,116)
Income (loss) from continuing operations	(3,411)	1,659	14,461	1,076
Income (loss) from discontinued operations	347	(41)	3,115	17
Gain on extinguishment of debt	—	—	1,930	—
Income (loss) from discontinued operations	347	(41)	5,045	17
Income (loss) before gains on disposals	(3,064)	1,618	19,506	1,093
Net gains on disposals	2,336	392	2,336	593
Gain on sale of European unconsolidated equity investment interests held with a related party	—	—	5,341	—
Net income (loss)	(728)	2,010	27,183	1,686
Net income (loss) attributable to noncontrolling interest	(221)	(20)	(152)	43
Net income (loss) attributable to Gramercy Property Trust	(949)	1,990	27,031	1,729
Preferred share dividends	(1,559)	(1,559)	(4,676)	(4,676)
Net income (loss) available to common shareholders	$(2,508)	$431	$22,355	$(2,947)
Basic earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$(0.01)	$—	$0.04	$(0.02)
Net income from discontinued operations	—	—	0.01	—
Net income (loss) available to common shareholders	$(0.01)	$—	$0.05	$(0.02)
Diluted earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$(0.01)	$—	$0.04	$(0.02)
Net income from discontinued operations	—	—	0.01	—
Net income (loss) available to common shareholders	$(0.01)	$—	$0.05	$(0.02)
Basic weighted average common shares outstanding	420,772,508	183,945,495	423,542,467	169,781,590
Diluted weighted average common shares and common share equivalents outstanding	420,772,508	187,683,631	427,163,126	169,781,590

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(728)	$2,010	$27,183	$1,686
Other comprehensive income (loss):
Unrealized gain on debt securities and derivative instruments:
Unrealized gain (loss) on available for sale debt securities	(1,426)	368	(459)	6,129
Unrealized gain (loss) on derivative instruments	7,653	(2,584)	(25,996)	(3,248)
Reclassification of accumulated foreign currency translation adjustments due to disposal	—	—	(3,737)	—
Foreign currency translation adjustments	(1,120)	(360)	(3,687)	(309)
Reclassification of unrealized loss on terminated derivative instruments into earnings	282	—	913	—
Other comprehensive income (loss)	5,389	(2,576)	(32,966)	2,572
Comprehensive income (loss)	4,661	(566)	(5,783)	4,258
Net (income) loss attributable to noncontrolling interest	(221)	(20)	(152)	43
Other comprehensive (income) loss attributable to noncontrolling interest	(13)	21	102	(32)
Comprehensive income (loss) attributable to Gramercy Property Trust	$4,427	$(565)	$(5,833)	$4,269

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and Noncontrolling Interests
(Unaudited, amounts in thousands, except share data)

	Common Shares		Preferred Shares	Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)	Total Gramercy Property Trust	Noncontrolling Interest
	Shares	Par Value							Total
Balance at December 31, 2015	420,523,153	$4,205	$84,394	$3,879,932	$(5,751)	$(1,051,454)	$2,911,326	$(249)	$2,911,077
Net income	—	—	—	—	—	27,031	27,031	90	27,121
Change in net unrealized loss on derivative instruments	—	—	—	—	(25,996)	—	(25,996)	—	(25,996)
Change in net unrealized gain on debt securities	—	—	—	—	(459)	—	(459)	—	(459)
Reclassification of unrealized gain of terminated derivative instruments into earnings	—	—	—	—	913	—	913	—	913
Offering costs	—	—	—	(105)	—	—	(105)	—	(105)
Share based compensation - fair value	938,448	10	—	2,466	—	—	2,476	—	2,476
Proceeds from share options exercised	47,844	—	—	167	—	—	167	—	167
Conversion of OP Units to common shares	469,355	5	—	4,154	—	—	4,159	—	4,159
Reallocation of noncontrolling interest in the Operating Partnership	—	—	—	(2,741)	—	—	(2,741)	—	(2,741)
Reclassification of accumulated foreign currency translation adjustments due to disposal	—	—	—	—	(3,737)	—	(3,737)	—	(3,737)
Foreign currency translation adjustment	—	—	—	—	(3,687)	—	(3,687)	(10)	(3,697)
Dividends on preferred shares	—	—	—	—	—	(4,676)	(4,676)	—	(4,676)
Dividends on common shares	—	—	—	—	—	(139,403)	(139,403)	—	(139,403)
Balance at September 30, 2016	421,978,800	$4,220	$84,394	$3,883,873	$(38,717)	$(1,168,502)	$2,765,268	$(169)	$2,765,099

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2016	2015
Operating Activities:
Net income	$27,183	$1,686
Adjustments to net cash provided by operating activities:
Depreciation and amortization	181,649	68,534
Amortization of acquired leases to rental revenue and expense	(10,332)	(10,365)
Amortization of deferred costs	1,177	2,192
Amortization of discounts and other fees	(3,636)	(2,069)
Amortization of lease inducement costs	259	183
Straight-line rent adjustment	(19,084)	(8,940)
Non-cash impairment charges	1,053	—
Net gain on sale of properties	(2,336)	(593)
Distributions received from unconsolidated equity investments	48,235	309
Equity in net income of unconsolidated equity investments	4,061	974
Gain from dissolution of previously held unconsolidated equity investment interests	(7,229)	—
Gain from sale of unconsolidated equity investment interests held with a related party	(5,341)	—
Loss on extinguishment of debt	18,960	—
Amortization of share-based compensation	3,704	2,628
Other non-cash adjustments	23	(49)
Changes in operating assets and liabilities:
Restricted cash	5,267	(938)
Payment of capitalized leasing costs	(11,910)	(3,001)
Tenant and other receivables	(19,890)	(1,417)
Accrued interest	(8)	(30)
Other assets	(16,683)	11,864
Accounts payable, accrued expenses and other liabilities	(16,945)	1,040
Deferred revenue	(8,438)	3,993
Net cash provided by operating activities	169,739	66,001
Investing Activities:
Capital expenditures	(18,711)	(2,362)
Distributions from investing activities received from unconsolidated equity investments	84,588	—
Proceeds from sale of unconsolidated equity interests held with a related party	148,884	—
Proceeds from sale of real estate	860,783	68,779
Return of restricted cash held in escrow for 1031 exchange	(157,347)	—
Contributions to unconsolidated equity investments	(33,632)	(10,834)
Acquisition of real estate	(540,596)	(879,551)
Restricted cash for tenant improvements	7,058	(6,908)
Proceeds from repayments of servicing advances receivable	1,390	—
Net cash provided by (used in) investing activities	352,417	(830,876)
Financing Activities:
Proceeds from unsecured term loans and revolving credit facility	306,466	685,120
Proceeds from senior unsecured notes	50,000	—
Repayment of unsecured term loans and revolving credit facility	(440,000)	(315,000)
Acquisition of treasury bonds for defeasance	(144,063)	—
Proceeds from mortgage notes payable	9,550	—
Repayment of mortgage notes payable	(251,266)	(4,049)
Offering costs	(105)	(12,121)
Proceeds from sale of common stock	—	289,910
Payment of deferred financing costs	(1,734)	(4,602)
Payment of debt extinguishment costs	(15,868)	—
Preferred share dividends paid	(4,676)	(4,676)
Common share dividends paid	(101,804)	(31,537)
Proceeds from exercise of stock options and employee purchases under the employee share purchase plan	167	54
Contributions from noncontrolling interests in other entities	—	169
Distribution to noncontrolling interest holders	(303)	(318)
Change in restricted cash from financing activities	(62)	(37)
Net cash provided by (used in) financing activities	(593,698)	602,913
Net decrease in cash and cash equivalents	(71,542)	(161,962)
Decrease in cash and cash equivalents related to foreign currency translation	(137)	1
Cash and cash equivalents at beginning of period	128,031	200,069
Cash and cash equivalents at end of period	$56,352	$38,108

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

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
Gramercy earns revenues primarily through rental revenues on properties that it owns in the United States and asset management revenues on properties owned by third parties in the United States and Europe. The Company also owns unconsolidated equity investments in the United States, Europe, and Asia.
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
Unless the context requires otherwise, all references to “Company,” “Gramercy,” “we,” “our,” and “us” mean Legacy Gramercy and one or more of its subsidiaries for the periods prior to the Merger closing and Gramercy Property Trust and one or more of its subsidiaries for periods following the Merger closing.
As of September 30, 2016, the Company’s wholly-owned portfolio consists of 295 properties comprising 53,306,568 rentable square feet with 98.5% occupancy. As of September 30, 2016, the Company has ownership interests in 46 industrial and office properties with 97.6% occupancy, which are held in unconsolidated equity investments.
As of September 30, 2016, the Company’s asset management business, which operates under the name Gramercy Asset Management, manages for third parties approximately $1,200,000 of commercial real estate assets, including approximately $871,000 of assets in Europe.

In August 2016, the Company and TPG Real Estate, or TPG, partnered to form Strategic Office Partners, an unconsolidated equity investment that will invest in single-tenant office properties in the United States. The Company contributed six properties to Strategic Office Partners valued at $187,500 and, in exchange, the Company received cash proceeds of $140,625, equivalent to TPG’s 75.0% interest in the venture, plus a 25.0% interest in Strategic Office Partners valued at $46,608. Concurrently with the initial funding of Strategic Office Partners, the Company received a distribution of $30,581 representing its pro rata share of loan proceeds, resulting in an initial equity investment of $16,027.
During the three months ended September 30, 2016, the Company acquired 16 properties aggregating 2,795,476 square feet for a total purchase price of approximately $237,432. During the nine months ended September 30, 2016, the Company acquired 48 properties aggregating 11,464,734 square feet for a total purchase price of approximately $862,341. Additionally, on June 30, 2016, the Company received 100.0% ownership of seven properties previously held in its joint venture with Duke Realty Corporation through a distribution of real estate assets by the joint venture, which had an aggregate 4,189,630 square feet and total fair value of $276,100.
During the three months ended September 30, 2016, the Company sold ten properties aggregating 2,435,130 square feet for total gross proceeds of approximately $394,241. During the nine months ended September 30, 2016, the Company sold 20 properties aggregating 5,070,129 square feet for total gross proceeds of approximately $1,041,941. Of the properties sold during the three months ended September 30, 2016, six properties comprising an aggregate 980,825 square feet and with total value of $187,500 were contributed to Strategic Office Partners. Additionally, on June 30, 2016, the Company sold 74.9% of its 80.0% interest in its European joint venture with the Goodman Group to its unconsolidated equity investment in Europe, Gramercy Property Europe plc, or the Gramercy European Property Fund, for gross proceeds of $148,884 (€134,336).

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, or IRC, and generally will not be subject to U.S. federal income taxes to the extent it distributes its taxable income, if any, to its shareholders. The Company has in the past established, and may in the future establish taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities.
The Company’s operating partnership, GPT Operating Partnership LP, or the Operating Partnership, indirectly owns (i) all of the Company’s consolidated real estate investments, (ii) the Company’s interests in unconsolidated equity investments and (iii) the entities, primarily a TRS, that conduct the Company’s third-party asset management operations. The Company is the sole general partner of the Operating Partnership. In April 2016, the common units of limited partnership interest in Legacy Gramercy’s operating partnership were exchanged for common units of limited partnership interest in GPT Operating Partnership LP, or OP Units, and the Company’s partnership agreement was amended and restated to reflect the exchange, or the Fourth Amended and Restated Partnership Agreement. The Operating Partnership is the 100.0% owner of all of its direct and indirect subsidiaries, except that, as of September 30, 2016, third-party holders of limited partnership interests in the Operating Partnership owned approximately 0.22% of the beneficial interest of the Company. These interests are referred to as the noncontrolling interests in the Operating Partnership. See Note 12 for more information on the Company’s noncontrolling interests.
2. Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2016 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited Consolidated Financial Statements at that date.
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
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

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
The Company reviews the recoverability of a property’s carrying value when circumstances indicate a possible impairment in the value of a property, expected to result from the property’s use and eventual disposition. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded in the Condensed Consolidated Statements of Operations to the extent that the carrying value exceeds the estimated fair value of the property for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost of disposal. The estimated fair value of the asset becomes its new cost basis and if the asset is to be held and used, the new cost basis will be depreciated or amortized over its remaining useful life.
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
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

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
Intangible assets and liabilities consist of the following:

	September 30, 2016	December 31, 2015
Intangible assets:
In-place leases, net of accumulated amortization of $108,993 and $49,125	$514,659	$644,540
Above-market leases, net of accumulated amortization of $14,519 and $5,051	65,663	94,202
Below-market ground rent, net of accumulated amortization of $242 and $147	5,141	5,236
Amounts related to assets held for sale, net of accumulated amortization of $0	(607)	(61,804)
Total intangible assets	$584,856	$682,174
Intangible liabilities:
Below-market leases, net of accumulated amortization of $26,836 and $16,934	$221,191	$255,452
Above-market ground rent, net of accumulated amortization of $219 and $149	3,452	3,522
Amounts related to liabilities of assets held for sale, net of accumulated amortization of $0	—	(16,518)
Total intangible liabilities	$224,643	$242,456
The following table provides the weighted-average amortization period as of September 30, 2016 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted-Average Amortization Period	October 1 to December 31, 2016	2017	2018	2019	2020
In-place leases	10.1	$22,804	$80,438	$72,120	$61,496	$50,429
Total to be included in depreciation and amortization expense		$22,804	$80,438	$72,120	$61,496	$50,429

Above-market lease assets	7.8	$3,434	$11,807	$10,653	$9,522	$7,402
Below-market lease liabilities	20.2	(3,853)	(12,455)	(12,328)	(12,160)	(11,930)
Total to be included in rental revenue		$(419)	$(648)	$(1,675)	$(2,638)	$(4,528)

Below-market ground rent	41.6	$32	$127	$127	$127	$127
Above-market ground rent	36.8	(23)	(94)	(94)	(94)	(94)
Total to be included in property operating expense		$9	$33	$33	$33	$33

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

The Company recorded $29,670 and $9,808 of amortization of in-place lease intangible assets as part of depreciation and amortization for the three months ended September 30, 2016 and 2015, respectively. The Company recorded $86,845 and $27,947 of amortization of in-place lease intangible assets as part of depreciation and amortization for the nine months ended September 30, 2016 and 2015, respectively. The Company recorded $4,578 and $4,309 of amortization of market lease intangible assets and liabilities as an increase to rental revenue for the three months ended September 30, 2016 and 2015, respectively. The Company recorded $10,388 and $10,359 of amortization of market lease intangible assets and liabilities as an increase to rental revenue for the nine months ended September 30, 2016 and 2015, respectively. The Company recorded $8 and $(1) of amortization of ground rent intangible assets and liabilities as part of other property operating expense for the three months ended September 30, 2016 and 2015, respectively. The Company recorded $25 and $(41) of amortization of ground rent intangible assets and liabilities as part of other property operating expense for the nine months ended September 30, 2016 and 2015, respectively.
Goodwill
Goodwill represents the fair value of the collaboration expected to be achieved upon consummation of a business combination and is measured as the excess of consideration transferred over the net assets acquired at acquisition date. The Company initially recognized goodwill of $3,887 related to the acquisition of Gramercy Europe Limited, or Gramercy Europe Asset Management, however during the second quarter of 2015, as a result of finalization of the purchase price allocation for the acquisition, the Company decreased the amount allocated to goodwill by $85 and thus the final purchase price allocation to goodwill as a result of the acquisition was $3,802. The adjustment to goodwill for the finalized purchase price was primarily related to a reduction in the contract intangible value as well as an increase in the accrued income recorded for incentive fees. The carrying value of goodwill is adjusted each reporting period for the effect of foreign currency translation adjustments. The carrying value of goodwill at September 30, 2016 and December 31, 2015 was $3,141 and $3,568, respectively. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company did not record any impairment on its goodwill during the nine months ended September 30, 2016 or 2015.
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
Carrying values of the Company’s unconsolidated equity investments were $120,176 and $580,000 at September 30, 2016 and December 31, 2015, respectively.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

Restricted Cash
The Company had restricted cash of $171,895 and $17,354 at September 30, 2016 and December 31, 2015, respectively, which primarily consists of proceeds from property sales held by qualified intermediaries to be used for tax-deferred, like-kind exchanges under IRC Section 1031, as well as reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain mortgage loan obligations.
Variable Interest Entities

During the first quarter of 2016, the Company adopted ASU 2015-02, Amendments to the Consolidation Analysis, which modified the analysis it must perform to determine whether it should consolidate certain types of legal entities. Under the revised guidance, the Company’s operating partnerships, including both GPT Operating Partnership, or the Operating Partnership, and Gramercy Operating Partnership, which is Legacy Gramercy’s operating partnership, were determined to be VIEs, for which the Company was the primary beneficiary due to its majority ownership and ability to exercise control over every aspect of the partnerships’ operations. Because the operating partnerships were already consolidated in the Company’s balance sheets, the revised guidance had no impact on the Company’s Consolidated Financial Statements. There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption. In addition, there were no voting interest entities under prior existing guidance that were determined to be VIEs under the revised guidance. Following the adoption of the Company’s Fourth Amended and Restated Partnership Agreement, which was effective in April 2016, the Company’s Operating Partnership became its active operating partnership entity and Legacy Gramercy’s operating partnership became a disregarded entity. The assets and liabilities of the Company and its Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investments in the Operating Partnership. All of the Company's debt is also an obligation of the Operating Partnership.
The Company had three consolidated VIEs as of September 30, 2016 and two consolidated VIEs as of December 31, 2015. The Company had four unconsolidated VIEs as of September 30, 2016 and December 31, 2015. The following is a summary of the Company’s involvement with VIEs as of September 30, 2016:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Assets
Consolidated VIEs
Operating Partnership	$5,183,230	$2,409,055	$5,183,230	$2,409,055
Proportion Foods	$16,850	$4,494	$16,850	$17,343
Gramercy Europe Asset Management (European Fund Manager)	$1,028	$13	$1,028	$1,366
Unconsolidated VIEs
Gramercy Europe Asset Management (European Fund Carry Co.)	$—	$—	$37	$—
Retained CDO Bonds	$8,439	$—	$1,022,686	$1,117,564

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

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
Consolidated VIEs
Proportion Foods
In December 2015, the Company entered into a non-recourse financing arrangement with Big Proportion Austin LLC, or BIG, for a build-to-suit industrial property in Round Rock, Texas. Concurrently, the Company entered into a forward purchase agreement with BIG, pursuant to which the Company will acquire the property, which is 100.0% leased to Proportion Foods, or Proportion Foods, upon substantial completion of the facility’s development. The Company has determined that Proportion Foods is a VIE, as the equity holders of the entity do not have controlling financial interests and the obligation to absorb losses. The Company controls the activities that most significantly affect the economic outcome of Proportion Foods through its financing arrangement to fund the property’s development and its forward purchase agreement with BIG. As such, the Company has concluded that it is the entity’s primary beneficiary and has consolidated the VIE. The Company has a note receivable from BIG related to the financing arrangement, which is a note payable for BIG and thus eliminates upon consolidation of the VIE.
The construction of the facility on the property is expected to be completed in December 2016 and the Company has committed $24,950 in financing for the construction. BIG is responsible for funding in excess of the $24,950 mortgage note. As of September 30, 2016, the Company has funded $12,849 for the property.
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
Unconsolidated VIEs
Gramercy Europe Asset Management (European Fund Carry Co.)
In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired equity interests in the entity, hereinafter European Fund Carry Co., entitled to receive certain

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

preferential distributions, if any, made from time-to-time by the Gramercy European Property Fund. The Company has determined that European Fund Carry Co. is a VIE, as the equity holders of the entity do not have controlling financial interests and the obligation to absorb losses. Decisions that most significantly affect the economic performance of European Fund Carry Co. are decided by a majority vote of the VIE’s shareholders. As such, the Company does not have a controlling financial interest in the VIE and has accounted for it as an equity investment.
As of September 30, 2016 and December 31, 2015, European Fund Carry Co. had net assets of $37 and $(5).
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
Assets Held for Sale and Discontinued Operations
As of September 30, 2016 and December 31, 2015, the Company had one and six assets classified as held for sale, respectively, which represent Chambers properties that qualified as held for sale as of the closing date of the Merger and are included within discontinued operations, in accordance with ASC 360, as these assets acquired in the Merger do not align with the Company’s investment strategy and therefore will be sold. Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held for sale, depreciation and amortization expense is no longer recorded. Refer to Note 3 for further information on the Company’s assets held for sale and discontinued operations.
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
Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of September 30, 2016 and December 31, 2015 were $43 and $204, respectively. The Company continually reviews receivables related to rent, tenant reimbursements, and management fees, including incentive fees, and determines collectability by taking into consideration the tenant or asset management client’s payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable.
Deferred Costs
Deferred costs consist of deferred financing costs, deferred acquisition costs, and deferred leasing costs. Deferred costs are presented net of accumulated amortization.
The Company’s deferred financing costs are comprised of costs associated with the Company’s unsecured credit facilities and include commitment fees, issuance costs, and legal and other third-party costs associated with obtaining

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

the related financing. Deferred financing costs are amortized on a straight-line or effective interest basis over the contractual terms of the respective agreements and the amortization is reflected as interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. During the first quarter of 2016, the Company adopted accounting guidance related to the presentation of deferred financing costs on the balance sheet and reclassified amounts from the deferred costs line pertaining to debt arrangements other than its unsecured credit facilities, that were within the asset section, to instead be netted against the corresponding debt liability for all periods presented. See “Recently Issued Accounting Pronouncements” below for further discussion of the new accounting guidance on deferred financing costs.
The Company’s deferred acquisition costs consist primarily of lease inducement fees paid to secure acquisitions and are amortized on a straight-line basis over the related lease term as a reduction of rental revenue.
The Company’s deferred leasing costs include direct costs, such as lease commissions, incurred to initiate and renew operating leases and are amortized on a straight-line basis over the related lease term as a reduction from rental revenue.
Fair Value Measurements
At September 30, 2016 and December 31, 2015, the Company measured its Retained CDO Bonds, derivative instruments, and CBRE Strategic Partners Asia on a recurring basis and measured its real estate investments classified as held for sale at Merger closing on a non-recurring basis. ASC 820-10, “Fair Value Measurements and Disclosures,” among other things, establishes a hierarchical disclosure framework associated with the level of pricing observability utilized in measuring financial instruments and other assets and liabilities at fair value. Considerable judgment is necessary to interpret market data and develop estimated fair values. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of these assets and liabilities. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, or an exit price. The level of pricing observability generally correlates to the degree of judgment utilized in measuring the fair value of financial instruments and other assets and liabilities. The investment manager of CBRE Strategic Partners Asia applies valuation techniques for the Company’s investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third-party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to the Company’s ownership interest therein. The three broad levels defined are as follows:
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
For further discussion regarding fair value measurements see Note 9, “Fair Value Measurements.”
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
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

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
Certain of the Company’s asset management contracts include provisions that may allow it to earn additional fees, generally described as incentive fees or profit participation interests, based on the achievement of a targeted valuation of the managed assets or the achievement of a certain internal rate of return on the managed assets. The Company recognizes incentive fees on its asset management contracts based upon the amount that would be due pursuant to the contract, if the contract were terminated at the reporting date. If the contract may be terminated at will, revenue will only be recognized for the amount that would be due pursuant to that termination. If the incentive fee is a fixed amount, only a proportionate share of revenue is recognized at the reporting date, with the remaining fees recognized on a straight-line basis over the measurement period. The values of incentive management fees are periodically evaluated by management. For the three and nine months ended September 30, 2016, the Company recognized incentive fees of $2,931 and $18,121, respectively. For the three and nine months ended September 30, 2015, the Company recognized incentive fees of $111 and $3,082, respectively.
In the third quarter of 2016, concurrent with the formation of Strategic Office Partners, the Company entered into property management and leasing agreements with the venture, which provide for fees related to property management, property management, and leasing services. Additionally, the Company will receive an asset management fee of 0.35% of aggregate purchase price as well as a 5.0% promoted interest after achieving an internal rate of return of 13.5% from our investment in Strategic Office Partners.
Investment and Other Income
Investment income consists primarily of income accretion on the Company’s Retained CDO Bonds, which are measured at fair value on a quarterly basis using a discounted cash flow model, as well as realized foreign currency exchange gains (losses).
Share-Based Compensation Plans
The Company has share-based compensation plans, described more fully in Note 11. The Company accounts for share-based awards using the fair value recognition provisions. Awards of shares or restricted shares are expensed as compensation over the benefit period and may require inputs that are highly subjective and require significant management judgment and analysis to develop. The Company assumes a forfeiture rate which impacts the amount of aggregate compensation cost recognized. In accordance with the provisions of the Company’s share-based compensation plans, the Company accepts the return of its common shares at the current quoted market price to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period. The Company also grants awards pursuant to its share-based compensation plans in the form of limited partnership interests in the Company’s Operating Partnership, or LTIP Units.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

Foreign Currency
Gramercy Europe Asset Management operates an asset and property management business located in the United Kingdom. The Company owns one property located in the United Kingdom, two properties in Canada, and has unconsolidated equity investments in Europe and Asia. The Company also has outstanding borrowings denominated in euros and British pounds sterling under the multicurrency portion of its revolving credit facility. Refer to Note 5 for more information on the Company’s foreign unconsolidated equity investments.
Foreign Currency Translation
The Company has interests in Europe and Canada, for which the functional currencies are the euro, the British pound sterling and the Canadian dollar. The Company performs the translation from the euro, the British pound sterling or the Canadian dollar, to the U.S. dollar for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenues and expenses using a weighted-average exchange rate during the period. The Company reports the gains and losses resulting from such translation as a component of other comprehensive income (loss). The Company recorded net translation gains (losses) of $(1,120) and $(3,687) for the three and nine months ended September 30, 2016, respectively. The Company recorded a net translation loss of $(360) and $(309) for the three and nine months ended September 30, 2015, respectively. These translation gains and losses are reclassified to earnings when the Company has substantially exited from all investments in the related currency.
Foreign Currency Transactions
A transaction gain or loss realized upon settlement of a foreign currency transaction will be included in earnings during the period in which the transaction is settled. Foreign currency intercompany transactions that are scheduled for settlement are included in the determination of net income.
Intercompany foreign currency transactions of a long-term nature that do not have a planned or foreseeable future settlement date, and in which the entities to the transactions are consolidated or accounted for by the equity method in the Company’s financial statements, are not included in net income but are reported as a component of other comprehensive income (loss).
Net realized gains (losses) are recognized on foreign currency transactions in connection with the transfer of cash between foreign operations of subsidiaries or equity investments and the parent company. For the three and nine months ended September 30, 2016, the Company recognized net realized foreign currency transaction gains (losses) of $185 and $104, respectively, on such transactions. For the three and nine months ended September 30, 2015, the Company recognized net realized foreign currency transaction losses of $15 and $25, respectively, on such transactions.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

Derivatives and Non-Derivative Hedging Instruments
In the normal course of business, the Company is exposed to the effect of interest rate and foreign exchange rate changes. The Company limits these risks by following established risk management policies and procedures, including the use of derivatives and non-derivative net investment hedges. The Company uses a variety of derivative instruments that are considered “plain vanilla” derivatives to manage, or hedge, interest rate risk. The Company enters into derivative and hedging instruments that will be maximally effective in reducing the interest rate risk and foreign currency exchange rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company’s derivatives and non-derivative hedging instruments typically include interest rate swaps, caps, collars and floors, foreign currency forward contracts, as well as non-derivative net investment hedges. The Company expressly prohibits the use of unconventional derivative instruments and the use of derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.
The Company recognizes all derivatives on the Condensed Consolidated Balance Sheets at fair value. Derivatives that are not designated as hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value is immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and shareholders’ equity prospectively, depending on future levels of the London Interbank Offered Rate, or LIBOR, swap spreads, foreign exchange rates, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.
The Company’s non-derivative hedging instrument, the multicurrency tranche of the Company’s 2015 Revolving Credit Facility, is reported at carrying value on its Condensed Consolidated Balance Sheets. As the Company’s non-derivative net investment hedges are denominated in euros and British pounds sterling, the Company translates the carrying value of the hedges from foreign currency into its functional and reporting currency of U.S. dollars at the period-ending rate and reports this value in its financial statements, with the foreign currency translation adjustments associated with the hedged net investments reported in the cumulative translation adjustment within other comprehensive income (loss). Refer to Note 10 for more information on the Company’s derivatives and non-derivative hedging instruments.
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
Servicing Advances Receivable
The Company’s servicing advances receivable consisted of its accrual for the reimbursement of servicing advances, including expenses such as legal fees and professional fees incurred while the Company was the collateral manager of the CDOs, which were recognized as part of the disposal of Gramercy Finance in March 2013. For the three and nine months ended September 30, 2016, the Company received reimbursements from servicing advances of $1,390. For the three and nine months ended September 30, 2015, the Company did not receive any reimbursements. As of September 30, 2016, there were no servicing advances receivable and as of December 31, 2015, there were servicing advances receivable of $1,382. All servicing advances were received as of March 30, 2016, thus there will be no future activity related to servicing advances.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

Retained CDO Bonds
The Company recognized its Retained CDO Bonds at fair value in March 2013 subsequent to the disposal of Gramercy Finance. Management estimated the timing and amount of cash flows expected to be collected and recognized an investment in the Retained CDO Bonds equal to the net present value of these discounted cash flows. There is no guarantee that the Company will realize any proceeds from this investment, or what the timing will be for the expected remaining life of the Retained CDO Bonds. The Company considers these investments to be not of high credit quality and does not expect a full recovery of interest and principal. Therefore, the Company has suspended interest income accruals on these investments. On a quarterly basis, the Company evaluates the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, the Company will record an other-than-temporary impairment, or OTTI, in the Condensed Consolidated Statements of Operations. To determine the component of the OTTI related to expected credit losses, the Company compares the amortized cost basis of the Retained CDO Bonds to the present value of the revised expected cash flows, discounted using the pre-impairment yield. Conversely, if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, the Company will prospectively adjust the yield using the effective yield method. Refer to Note 9 for further discussion regarding the fair value measurement of the Retained CDO Bonds. For the three and nine months ended September 30, 2016 and 2015, the Company recognized no OTTI on its Retained CDO Bonds.
A summary of the Company’s Retained CDO Bonds as of September 30, 2016 is as follows:

Description	Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain	Other-than-temporary impairment	Fair Value	Weighted Average Expected Life
Available for Sale, Non- investment Grade:
Retained CDO Bonds	9	$382,104	$7,888	$551	$—	$8,439	1.9
Total	9	$382,104	$7,888	$551	$—	$8,439	1.9
The following table summarizes the activity related to credit losses on the Retained CDO Bonds for the nine months ended September 30, 2016 and for the year ended December 31, 2015:

	2016	2015
Balance as of January 1, 2016 and January 1, 2015, respectively, of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$3,196	$6,818
Additions to credit losses:
On Retained CDO Bonds for which an OTTI was not previously recognized	—	—
On Retained CDO Bonds for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income	—	—
On Retained CDO Bonds for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income	—	—
Reduction for credit losses:
On Retained CDO Bonds for which no OTTI was recognized in other comprehensive income at current measurement date	—	—
On Retained CDO Bonds sold during the period	—	—
On Retained CDO Bonds charged off during the period	—	—
For increases in cash flows expected to be collected that are recognized over the remaining life of the Retained CDO Bonds	(841)	(3,622)
Balance as of September 30, 2016 and December 31, 2015, respectively, of credit losses (gains) on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income	$2,355	$3,196

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

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
For the three and nine months ended September 30, 2016, the Company recorded $331 and $3,734 of income tax expense, respectively. For the three and nine months ended September 30, 2015, the Company recorded $985 and $2,116 of income tax expense, respectively. Tax expense for each year is comprised of federal, state, local, and foreign taxes. Income taxes, primarily related to the Company’s TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if the Company believes it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs.
The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively.
Earnings Per Share
The Company presents both basic and diluted earnings per share, or EPS. Basic EPS excludes dilutive instruments and is computed by dividing net income available to common shareholders by the weighted average number of vested common shares outstanding during the period. The Company has adopted the two-class computation method, and thus includes all participating securities in the computation of basic shares for the periods in which the Company has net income available to common shares outstanding. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, as long as their inclusion would not be anti-dilutive. Refer to Note 11 for further discussion of the computation of EPS.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

Concentrations of credit risk also arise when a number of the Company’s tenants or asset management clients are engaged in similar business activities or are subject to similar economic risks or conditions that could cause their inability to meet contractual obligations to the Company. The Company regularly monitors its portfolio to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified. Asset management clients KBS Real Estate Investment Trust, Inc., or KBS, and Gramercy Europe Asset Management accounted for 82.8% and 15.9% of the Company’s management fee income for the three months ended September 30, 2016, respectively, and KBS accounted for 90.5% of the Company’s management fee income for the nine months ended September 30, 2016. KBS and Gramercy Europe Asset Management accounted for 81.1% and 10.4% of the Company’s management fee income revenue for the three months ended September 30, 2015, respectively, and KBS accounted for 84.0% of the Company’s management fee income for the nine months ended September 30, 2015. One tenant, Bank of America, N.A., accounted for 13.7% and 13.3% of the Company’s rental revenue for the three and nine months ended September 30, 2016, respectively. Bank of America, N.A. and Healthy Way of Life II, LLC (d.b.a. Life Time Fitness) accounted for 21.2% and 11.6% of the Company’s rental revenue for the three months ended September 30, 2015, respectively, and Bank of America, N.A. accounted for 26.4% of the Company’s rental revenue for the nine months ended September 30, 2015. Additionally, for the three and nine months ended September 30, 2016, there were three states, California, Florida, and Texas, that each accounted for 10.0% or more of the Company’s rental revenue.
Use of Estimates
The preparation of financial statements in conformity with Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration it expects to receive in exchange for those goods or services. The guidance also requires enhanced disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. In April 2016, the FASB issued ASU 2016-10, which amends the new revenue recognition guidance on identifying performance obligations. The new revenue recognition guidance is effective for the first interim period within annual reporting periods beginning after December 15, 2017, with early adoption permitted for the first interim period within annual reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the new guidance. The Company is currently evaluating the guidance to determine the impact it may have on its Condensed Consolidated Financial Statements.
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
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

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
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which serves to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting the update on its Condensed Consolidated Financial Statements.
3. Dispositions, Assets Held for Sale, and Discontinued Operations
Real Estate Dispositions
During the three and nine months ended September 30, 2016, the Company sold ten and 20 properties, respectively. The 20 properties sold in 2016 comprised an aggregate 5,070,129 square feet. The property sales generated gross proceeds of $394,241 and $1,041,941 during the three and nine months ended September 30, 2016, respectively. Of the properties sold during the three months ended September 30, 2016, six properties comprising an aggregate 980,825 square feet and with a total value of $187,500 were contributed to Strategic Office Partners, in which the Company has a 25.0% interest. Refer to Note 5 for further information on Strategic Office Partners. The Company recognized an impairment on real estate investments of $1,053 during the three and nine months ended September 30, 2016 related to the properties sold during the period. The Company recognized $2,336 in gains on disposals during the three and nine months ended September 30, 2016. Of the properties sold in 2016, 16 of the sales were structured as like-kind exchanges within the meaning of Section 1031 of the IRC. As a result of the sales, the Company deposited $617,873 of the total sales proceeds into an IRC Section 1031 exchange escrow account with a qualified intermediary. The Company then used $460,191 of these funds as consideration for 36 property acquisitions during the nine months ended September 30, 2016. Five of the properties sold during the nine months ended September 30, 2016, which were sold for gross proceeds of $386,000, represent properties assumed in the Merger that were designated as held for sale at the time of Merger closing, and are thus included in discontinued operations for all periods presented.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

During the three and nine months ended September 30, 2015, the Company sold two and five properties, respectively. The five properties sold in the nine months ended September 30, 2015 comprised an aggregate 336,000 square feet. The property sales generated gross proceeds of $70,100 and $78,719 during the three and nine months ended September 30, 2015, respectively. The Company recognized $392 and $742 in gains on disposals during the three and nine months ended September 30, 2015, respectively. The Company recognized impairments of $0 and $149 during the three and nine months ended September 30, 2015, respectively. Three of the properties sold in 2015 were structured as like-kind exchanges within the meaning of Section 1031 of the IRC. As a result of the sales, the Company deposited $8,619 of the total sales proceeds into an IRC Section 1031 exchange escrow account with a qualified intermediary. The Company then used $8,619 of these funds as consideration for two property acquisitions during the nine months ended September 30, 2015.
Assets Held for Sale
The Company separately classifies properties held for sale in the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Operations. The Company had one and six assets classified as held for sale as of September 30, 2016 and December 31, 2015, respectively. In the normal course of business, the Company identifies non-strategic assets for sale. Changes in the market may compel the Company to decide to classify a property held for sale or classify a property that was designated as held for sale back to held for investment. During the three and nine months ended September 30, 2016 and 2015, the Company did not reclassify any properties previously identified as held for sale to held for investment.
The following table summarizes the assets held for sale and liabilities related to the assets held for sale as of September 30, 2016 and December 31, 2015:

Assets held for sale	September 30, 2016	December 31, 2015
Real estate investments	$9,950	$348,582
Acquired lease assets	607	61,804
Other assets	452	10,099
Total assets	11,009	420,485
Liabilities related to assets held for sale
Mortgage notes payable, net	—	260,704
Below-market lease liabilities	—	16,518
Other liabilities	129	14,142
Total liabilities	129	291,364
Net assets held for sale	$10,880	$129,121

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

Discontinued Operations
The following operating results for Gramercy Finance, the assets previously sold, and the assets that were assumed in the Merger and simultaneously designated as held for sale for the three and nine months ended September 30, 2016 and 2015 are included in discontinued operations for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating Results:
Revenues	$262	$19	$6,258	$(10)
Operating expenses	(58)	(46)	(2,293)	202
General and administrative expense	(3)	(14)	(41)	(175)
Interest expense	148	—	(807)	—
Depreciation and amortization	(2)	—	(2)	—
Gain on extinguishment of debt	—	—	1,930	—
Net income from discontinued operations	$347	$(41)	$5,045	$17
Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows. The table below presents additional relevant information pertaining to results of discontinued operations for the nine months ended September 30, 2016 and 2015, including depreciation, amortization, capital expenditures, and significant operating and investing noncash items:

	Nine Months Ended September 30,
	2016	2015
Amortization expense	$2	$—
Significant operating noncash items	(9,647)	—
Total	$(9,645)	$—
4. Real Estate Investments
Property Acquisitions
During the nine months ended September 30, 2016, the Company acquired 48 properties comprising 11,464,734 square feet for an aggregate purchase price of approximately $862,341. The acquisitions in 2016 include seven properties distributed to the Company from the Duke JV which comprise 4,189,630 square feet and a build-to-suit property with projected 240,800 square feet. The Company previously owned an 80.0% interest in these properties through its interest in the joint venture. The fair value of these properties at 100.0% was $276,100. During the year ended December 31, 2015, the Company acquired 144 properties comprising 33,800,146 square feet for an aggregate purchase price of approximately $3,726,563. The acquisitions in 2015 include 95 properties acquired as part of the Merger which comprise 24,560,739 square feet and a build-to-suit property with projected 200,411 square feet.
The Company recorded revenues and net income for the three months ended September 30, 2016 of $1,835 and $706, respectively, related to its real estate acquisitions during the period. The Company recorded revenues and net income for the nine months ended September 30, 2016 of $21,054 and $6,628, respectively, related to its acquisitions during the period. The Company recorded revenues and net income for the three months ended September 30, 2015 of $1,335 and $543, respectively, related to its real estate acquisitions during the period. The Company recorded revenues and net income for the nine months ended September 30, 2015 of $38,055 and $10,802, respectively, related to its acquisitions during the period.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

Property Purchase Price Allocations
The Company is currently analyzing the fair value of the lease and real estate assets of 26 and one of its property investments acquired in 2016 and 2015, respectively, and accordingly, the purchase price allocations for these properties are preliminary and subject to change. The initial recording of the assets is summarized as follows:

		Preliminary Allocations recorded
Period of Acquisition	Number of Acquisitions	Real Estate Assets	Intangible Assets	Intangible Liabilities
Nine Months Ended September 30, 2016	26	$420,685	$62,425	$11,648
Year Ended December 31, 2015(1)	1	$7,947	$—	$—

(1)
Allocations exclude the properties acquired as part of the Merger, which are separately disclosed below in the section, “Merger with Chambers.” Additionally, allocations shown represent the real estate assets of Proportion Foods, a consolidated VIE. Refer to Note 2 for more information on Proportion Foods.

During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Company finalized the purchase price allocations for 34 and 136 properties acquired in prior periods, respectively, for which the Company had recorded preliminary purchase price allocations at the time of acquisition. The aggregate changes from the preliminary purchase price allocations to the finalized purchase price allocations, in accordance with ASU 2015-16, are shown in the table below:

	Preliminary Allocations recorded				Finalized Allocations recorded
Period Finalized	No. of Acquisitions	Real Estate Assets	Intangible Assets	Intangible Liabilities	Real Estate Assets	Intangible Assets	Intangible Liabilities	Increase (Decrease) to Rental Revenue	Increase to Depreciation and Amortization Expense
Nine Months Ended September 30, 2016	34	$701,513	$6,049	$1,037	$665,748	$48,499	$7,722	$(30)	$(7)
Year Ended December 31, 2015(1)	136	$1,373,360	$320,066	$81,961	$1,535,763	$302,083	$226,381	$2,307	$(205)

(1)	Allocations for the year ended December 31, 2015 include the 67 properties acquired as part of a portfolio of properties primarily leased to Bank of America, N.A.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

Pro Forma
The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the three and nine months ended September 30, 2016 and 2015 as though the acquisitions closed during the three and nine months ended September 30, 2016 and 2015 were completed on January 1, 2015. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transaction had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods. The table includes pro forma operating results for the assets acquired in the Merger.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Pro forma revenues(1)	$126,644	$121,652	$378,674	$363,337
Pro forma net income available to common shareholders(1), (2)	$(5,643)	$13,157	$16,729	$41,706
Pro forma income per common share-basic	$(0.01)	$0.07	$0.04	$0.25
Pro forma income per common share-diluted	$(0.01)	$0.07	$0.04	$0.24
Pro forma common shares-basic	420,772,508	183,945,495	423,542,467	169,781,590
Pro forma common share-diluted	420,772,508	187,683,631	427,163,126	175,551,239

(1)
The pro forma results for all periods presented include adjustments to reflect the Company’s continuing 5.1% interest in the Goodman Europe JV, its 100.0% interest in the seven properties it received through distribution from the Duke JV on June 30, 2016, and its 25.0% interest in Strategic Office Partners.

(2)	Net income for each period has been adjusted for acquisition costs related to the property acquisitions during the period.
Merger with Chambers
As described in Note 1, on December 17, 2015, the Company completed a merger transaction in which Legacy Gramercy merged with and into a subsidiary of Chambers. In accordance with ASC 805, Business Combinations, the Merger was accounted for as a reverse acquisition, with Chambers as the legal acquirer and Legacy Gramercy as the accounting acquirer for financial reporting purposes. At Merger closing, each share of Legacy Gramercy common stock, par value $0.001 per share, that was issued and outstanding immediately prior to the effective time of the Merger, was canceled and converted into the right to receive 3.1898 common shares, par value $0.01 per share, of the Company. Because the Merger is accounted for as a reverse acquisition, consideration for the Merger is computed as if Legacy Gramercy had issued its equity interests to Chambers shareholders. Consideration for the Merger was $1,829,241, based on Legacy Gramercy’s closing stock price of $24.63 on December 17, 2015, the number of Chambers common shares outstanding at the close of the Merger, and the Merger Agreement exchange ratio of 3.1898 set forth in the Agreement and Plan of Merger dated as of July 1, 2015, or the Merger Agreement.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

During the three months ended September 30, 2016, the Company finalized the purchase price allocation for the Merger. The following table summarizes the finalized purchase price allocation:

Assets
Investments:
Land	$258,451
Buildings and improvements	1,628,335
Net investments	1,886,786
Cash and cash equivalents	24,687
Restricted cash	8,990
Unconsolidated equity investments	563,888
Tenant and other receivables, net	11,166
Acquired lease assets	411,361
Deferred costs and other assets	5,002
Assets held for sale	414,187
Total assets	$3,326,067
Liabilities
Mortgage notes payable	$220,429
Revolving credit facilities and term loans	860,000
Below-market lease liabilities	41,130
Accounts payable, accrued expenses, and other liabilities	82,773
Liabilities related to assets held for sale	292,494
Total liabilities	$1,496,826
Fair value of net assets acquired	$1,829,241
The final allocation of the purchase price was based on the Company’s assessment of the fair value of the acquired assets and liabilities. The final allocation recorded resulted in an increase to the allocation to assets acquired by $864 and an increase to the allocation to liabilities assumed by $864. The final purchase price allocation adjustment also resulted in a decrease in rental revenue of $106 and an increase in depreciation expense of $75 to record adjustments to depreciation and amortization expense related to the adjustments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

Acquisition of Gramercy Europe Asset Management
On December 19, 2014, the Company acquired ThreadGreen Europe Limited, a United Kingdom based property and asset management platform, which the Company subsequently renamed Gramercy Europe Limited, or Gramercy Europe Asset Management, for $3,755 and the issuance of 96,535 shares of the Company’s common stock, valued at $652 as of the date of closing. The Company accounted for the acquisition utilizing the acquisition method of accounting for business combinations. The Company initially recognized assets of $902, liabilities of $398, and goodwill of $3,887, as well as a $16 realized foreign currency transaction loss related to the acquisition and during the second quarter of 2015, the Company finalized the purchase price allocation, which resulted in an increase to the allocation to assets by $190, an increase to the allocation to liabilities by $105, a decrease to goodwill by $85, and a decrease to net income by $80 to record adjustments to amortization and incentive fees. The final allocation of the purchase price included assets of $1,092, liabilities of $503, and goodwill of $3,802. Goodwill represents the fair value of the collaboration expected to be achieved upon consummation of a business combination and is measured as the excess of consideration transferred over the net assets acquired at acquisition date. For more information on Gramercy Europe Asset Management, refer to Note 5.
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
As a result of the Merger, the Company acquired an interest in four unconsolidated entities, the Duke JV, Goodman Europe JV, Goodman UK JV, and the CBRE Strategic Partners Asia, a real estate investment fund. The Company’s equity investment in the entities was fair valued on the Merger closing date, and the difference between the historical carrying value of the net assets and the fair value has been recorded as a basis difference. The basis difference is amortized to equity in net income from unconsolidated equity investments over the remaining weighted-average useful life of the underlying assets of each entity.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

As of September 30, 2016 and December 31, 2015, the Company owned properties through unconsolidated equity investments and had investment interests in these unconsolidated entities as follows:

	As of September 30, 2016					As of December 31, 2015
Investment	Ownership %	Voting Interest %	Partner	Investment in Unconsolidated Equity Investment(1)	No. of Properties	Investment in Unconsolidated Equity Investment(1)	No. of Properties
Gramercy European Property Fund (2), (3)	14.2%	14.2%	Various	$52,611	24	$23,381	12
Philips JV	25.0%	25.0%	Various	—	1	—	1
Duke JV(4)	80.0%	50.0%	Duke Realty	—	—	352,932	13
Goodman Europe JV (3)	5.1%	5.1%	Gramercy European Property Fund	9,126	9	158,863	9
Goodman UK JV	80.0%	50.0%	Goodman Group	35,525	3	36,698	3
CBRE Strategic Partners Asia	5.1%	5.1%	Various	4,557	2	5,508	2
Morristown JV	50.0%	50.0%	21 South Street	2,620	1	2,618	1
Strategic Office Partners	25.0%	25.0%	TPG Real Estate	15,737	6	—	—
Total				$120,176	46	$580,000	41

(1)
The amounts presented include basis differences of $2,603 and $6,607, net of accumulated amortization, for the Goodman Europe JV and Goodman UK JV, respectively, as of September 30, 2016. The amounts presented include basis differences of $136,198, $37,371 and $6,578, net of accumulated amortization, for the Duke JV, Goodman Europe JV, and Goodman UK JV, respectively, as of December 31, 2015.

(2)	Includes European Fund Carry Co., which has a carrying value of $9 and $0 for the Company’s 25.0% interest as of September 30, 2016 and December 31, 2015, respectively.

(3)
As of September 30, 2016, the Company has a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest of Goodman Europe JV through its 14.2% interest in the Gramercy European Property Fund. In the table above, as of September 30, 2016, the Company’s 94.9% interest in Goodman Europe JV held through its 14.2% interest in the Gramercy European Property Fund is included in the amount shown for the Gramercy European Property Fund and the Company’s 5.1% direct interest in the Goodman Europe JV is presented separately as the amount shown for the Goodman Europe JV.

(4)
The Duke JV was dissolved following the sale of its final property in July 2016. The Company’s ownership and voting interest in the Duke JV that are presented here represent values prior to its dissolution.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

The following is a summary of the Company’s unconsolidated equity investments for the nine months ended September 30, 2016:

Unconsolidated Equity Investments
Balance as of December 31, 2015	$580,000
Contributions to unconsolidated equity investments(1)	76,856
Equity in net loss of unconsolidated equity investments, including adjustments for basis differences	(4,061)
Other comprehensive loss of unconsolidated equity investments	(1,086)
Distributions from unconsolidated equity investments(2)	(395,838)
Purchase price allocation adjustments	5,000
Gains on sale and dissolution of unconsolidated equity investment interests	12,570
Sale of unconsolidated equity investment interests	(148,884)
Receivable from dissolution of joint venture	(644)
Reclassification of accumulated foreign currency translation adjustments due to disposal	(3,737)
Balance as of September 30, 2016	$120,176

(1)	Includes the fair value of the six properties of $46,608 contributed by the Company to Strategic Office Partners.

(2)	Includes the fair value of the seven properties of $276,100 distributed by the Duke JV to the Company.
Gramercy European Property Fund
In December 2014, the Company, along with several equity investment partners, formed the Gramercy European Property Fund, a private real estate investment fund, which targets single-tenant industrial, office and specialty retail assets throughout Europe. Since inception, the equity investors, including the Company, have collectively committed and funded $395,213 (€352,500) in equity capital to the Gramercy European Property Fund. As of September 30, 2016, the commitments of all equity investors to the Gramercy European Property Fund, including the Company, have been fully funded.
On May 31, 2016, the Gramercy European Property Fund acquired the Goodman Group’s 20.0% interest in the Goodman Europe JV for a total purchase price of $47,633 (€42,766). On June 30, 2016, the Gramercy European Property Fund acquired 74.9% of the Company’s 80.0% interest in the Goodman Europe JV for a total purchase price of $148,884 (€134,336). As of September 30, 2016, the Gramercy European Property Fund owns 94.9% of the Goodman Europe JV, which holds nine properties located in Germany and France.
As of September 30, 2016 and December 31, 2015, the Company contributed $55,892 (€50,000) and $25,663 (€23,160) to the Gramercy European Property Fund, respectively. During the nine months ended September 30, 2016 and the year ended December 31, 2015, the Gramercy European Property Fund acquired 12 and 12 properties, respectively, located in Germany, the Netherlands, Poland, the United Kingdom. Refer to Note 8 for additional information on the equity transactions related to the Gramercy European Property Fund and the Goodman Europe JV.
Philips JV
The Philips JV is a fee interest in 200 Franklin Square Drive, a 199,900 square foot building located in Somerset, New Jersey which is 100.0% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics through December 2021. The property is financed by a $40,130 fixed rate mortgage loan with maturity in September 2035. The loan had an anticipated repayment date in September 2015 and, as such, excess cash flow at the property began paying down the loan in September 2015. During the three and nine months ended September 30, 2016, the Company did not receive any distributions from the joint venture. During the three and nine months ended September 30, 2015 the Company received distributions of $103 and $309, respectively, from the joint venture.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

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
In June 2016, the Company and Duke entered into a Dissolution and Liquidation Agreement, or the Dissolution Agreement. On June 30, 2016, pursuant to the Dissolution Agreement, the Duke JV distributed seven of its properties to the Company and one of its properties and $2,760 to Duke. As a result of the distributions, the Company recorded a gain of $7,229 in the second quarter of 2016. In July 2016, the Duke JV sold its remaining property to a third party which completed the dissolution of the joint venture, and as a result of this sale, the Company received a final distribution of $41,060 from the Duke JV. During the three and nine months ended September 30, 2016, the Company received cash distributions of $0 and $53,807 from the Duke JV, not including the final distribution related to dissolution.
Strategic Office Partners

In August 2016, the Company and TPG partnered to form Strategic Office Partners, an unconsolidated equity investment created for the purpose of acquiring, owning, operating, leasing and selling single-tenant office properties located in high-growth metropolitan areas in the United States. On September 9, 2016, the Company contributed six properties to Strategic Office Partners valued at $187,500 and in exchange, the Company received cash proceeds of $140,625, equivalent to TPG’s 75.0% interest in the venture, plus a 25.0% interest in Strategic Office Partners valued at $46,608. Concurrently with the initial funding of Strategic Office Partners, the Company received a distribution of $30,581 representing its pro rata share of loan proceeds, resulting in an initial equity investment of $16,027. As a result of the transactions, the Company recorded a gain of $2,336, which is recorded in net gain from disposals on its Condensed Consolidated Statements of Operations. The properties comprise an aggregate 980,825 square feet.

TPG and the Company have committed an aggregate $400,000 to Strategic Office Partners, including $100,000 from the Company. The Company provides asset and property management, accounting, construction, and leasing services to Strategic Office Partners, for which it earns management fees and is entitled to a promoted interest. During the three months ended September 30, 2016, the Company contributed $46,608 to Strategic Office Partners, representing the fair value of properties contributed, and received cash distributions of $30,581 from Strategic Office Partners.
Goodman JV
The Goodman UK JV invests in industrial properties in the United Kingdom and the Goodman Europe JV invests in industrial properties in France and Germany. As noted above, during the second quarter of 2016, the Gramercy European Property Fund acquired the Goodman Group’s 20.0% interest in the Goodman Europe JV and acquired 74.9% of the Company’s 80.0% interest in the Goodman Europe JV. As of September 30, 2016, the Company has a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund.
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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

As a result of the Gramercy European Property Fund’s acquisition of the Goodman Group’s 20.0% interest in the Goodman Europe JV, the Goodman Europe JV shareholder agreement, which previously had the same terms as that of the Goodman UK JV, was amended. In the amended Goodman Europe JV shareholder agreement, control is allocated to the joint venture partners based upon ownership interest. Following the sale transaction, the Company has a cumulative continuing 18.6% interest in the Goodman Europe JV, through its direct 5.1% ownership interest as well as its indirect ownership interest of 14.2% in the Gramercy European Property Fund which owns 94.9% of the Goodman Europe JV. Due to its continuing equity interest, the Company maintains significant influence in the Goodman Europe JV, and as a result of both of these factors, the Company continues to account for its outstanding interest in the joint venture using the equity method. Pursuant to the amended Goodman Europe JV shareholder agreement, the Goodman Europe JV pays accounting and property management fees to certain Goodman Group subsidiaries and pays investment advisory and other management-related fees to the Gramercy European Property Fund in connection with the services these entities provide to the Goodman Europe JV.
During the three months and nine months ended September 30, 2016, the Company received distributions of $0 and $7,375, respectively, from the Goodman Europe JV. During the three and nine months ended September 30, 2016, the Company did not receive any distributions from the Goodman UK JV.
CBRE Strategic Partners Asia
CBRE Strategic Partners Asia is a real estate investment fund with investments in China. CBRE Strategic Partners Asia had an eight-year original term, which began on January 31, 2008 and may be extended for up to two one-year periods with the approval of two-thirds of the limited partners. CBRE Strategic Partners Asia’s commitment period has ended; however, it may call capital to fund operations, obligations and liabilities. For the three and nine months ended September 30, 2016, the Company has not contributed any capital nor received any distributions. In March 2016, the limited partners approved a one-year extension of the fund’s life. CBRE Strategic Partners Asia is managed by CBRE Investors SP Asia II, LLC, an affiliate of CBRE Global Investors. CBRE Strategic Partners Asia is not obligated to redeem the interests of any of its investors, including of the Company, prior to 2017. Except in certain limited circumstances such as transfers to affiliates, successor trustees or state agencies, the Company will not be permitted to sell its interest in CBRE Strategic Partners Asia without the prior written consent of the general partner, which the general partner may withhold in its sole discretion.
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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

The Condensed Consolidated Balance Sheets for the Company’s unconsolidated equity investments at September 30, 2016 are as follows:

	Gramercy European Property Fund(1)
	Goodman Europe JV	Gramercy European Property Fund(2)	Total	Strategic Office Partners	Goodman UK JV	CBRE Strategic Partners Asia	Other(3)
Assets:
Real estate assets, net(4)	$307,398	$359,246	$666,644	$155,783	$37,716	$95,477	$49,860
Other assets	40,389	59,942	100,331	34,590	4,433	12,086	3,397
Total assets	$347,787	$419,188	$766,975	$190,373	$42,149	$107,563	$53,257
Liabilities and members’ equity:
Mortgages payable	$135,716	$206,778	$342,494	$121,608	$—	$—	$40,130
Other liabilities	8,758	25,853	34,611	3,738	(606)	13,782	3,448
Total liabilities	144,474	232,631	377,105	125,346	(606)	13,782	43,578
Gramercy Property Trust equity	33,282	28,446	61,728	15,737	35,525	4,557	2,629
Other members’ equity	170,031	158,111	328,142	49,290	7,230	89,224	7,050
Liabilities and members’ equity	$347,787	$419,188	$766,975	$190,373	$42,149	$107,563	$53,257

(1)
As of September 30, 2016, the Company has a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund. In the table above, the Company’s equity interest in the Goodman Europe JV includes both its direct 5.1% interest as well as its indirect interest that is held through its 14.2% interest in the Gramercy European Property Fund, and the Company’s equity interest in the Gramercy European Property Fund represents its interest in all of the properties owned by the Gramercy European Property Fund except for the properties in the Goodman Europe JV.

(2)	Excludes the Gramercy European Property Fund’s 94.9% interest in the Goodman Europe JV.

(3)	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

(4)	Includes basis adjustments that were recorded by the Company to adjust the unconsolidated equity investments to fair value upon closing of the Merger.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

The Condensed Consolidated Balance Sheets for the Company’s unconsolidated equity investments at December 31, 2015 are as follows:

	Goodman Europe JV	Gramercy European Property Fund	Goodman UK JV	Duke JV	CBRE Strategic Partners Asia	Other(1)
Assets:
Real estate assets, net(2)	$276,925	$236,312	$42,584	$443,313	$109,554	$50,698
Other assets	42,139	39,983	3,427	32,739	9,337	15,954
Total assets	$319,064	$276,295	$46,011	$476,052	$118,891	$66,652
Liabilities and members’ equity:
Mortgages payable	$121,350	$143,616	$—	$56,105	$—	$40,424
Other liabilities	8,622	14,581	1,783	6,035	13,948	16,540
Total liabilities	129,972	158,197	1,783	62,140	13,948	56,964
Gramercy Property Trust equity	158,863	23,385	36,698	352,932	5,508	2,614
Other members’ equity	30,229	94,713	7,530	60,980	99,435	7,074
Liabilities and members’ equity	$319,064	$276,295	$46,011	$476,052	$118,891	$66,652

(1)	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

(2)	Includes basis adjustments that were recorded by the Company to adjust the unconsolidated equity investments to fair value upon closing of the Merger.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

Certain real estate assets in the Company’s unconsolidated equity investments are subject to mortgage loans. The following is a summary of the secured financing arrangements within the Company’s unconsolidated equity investments as of September 30, 2016:

						Outstanding Balance(2)
Property	Unconsolidated Equity Investment	Economic Ownership		Interest Rate (1)	Maturity Date	September 30, 2016	December 31, 2015
Durrholz, Germany	Gramercy European Property Fund	14.2%		1.52%	3/31/2020	$13,128	$12,937
Oud Beijerland, Netherlands	Gramercy European Property Fund	14.2%		2.06%	12/30/2022	8,663	8,463
Zaandam, Netherlands	Gramercy European Property Fund	14.2%		2.05%	12/30/2022	12,492	12,203
Kerkrade, Netherlands	Gramercy European Property Fund	14.2%		2.05%	12/30/2022	10,320	10,081
Friedrichspark, Germany	Gramercy European Property Fund	14.2%		2.05%	12/30/2022	9,325	9,109
Fredersdorf, Germany	Gramercy European Property Fund	14.2%		2.05%	12/30/2022	12,063	11,783
Breda, Netherlands	Gramercy European Property Fund	14.2%		1.87%	12/30/2022	10,668	7,796
Juechen, Germany	Gramercy European Property Fund	14.2%		1.86%	12/30/2022	20,220	19,750
Piaseczno, Poland	Gramercy European Property Fund	14.2%		1.95%	12/30/2022	8,731	8,522
Strykow, Poland	Gramercy European Property Fund	14.2%		1.95%	12/30/2022	20,558	20,063
Venray, Germany	Gramercy European Property Fund	14.2%		3.32%	12/2/2020	13,938	13,578
Uden, Netherlands	Gramercy European Property Fund	14.2%		1.95%	12/30/2022	9,560	9,331
Rotterdam, Netherlands	Gramercy European Property Fund	14.2%		1.86%	12/30/2022	8,180	—
Kutno, Poland	Gramercy European Property Fund	14.2%		1.91%	7/21/2023	6,292	—
Frechen, Germany	Gramercy European Property Fund	14.2%		1.46%	12/30/2022	6,476	—
Netherlands Portfolio(5)	Gramercy European Property Fund	14.2%		3.02%	6/28/2023	14,325	—
Meerane, Germany	Gramercy European Property Fund	14.2%		1.32%	12/30/2022	10,864	—
Graben, Germany(3)	Goodman Europe JV	18.6%	(4)	2.39%	7/27/2017	34,941	33,781
Koblenz Germany	Goodman Europe JV	18.6%	(4)	2.27%	12/12/2017	35,671	34,486
Bremen, Germany	Goodman Europe JV	18.6%	(4)	3.01%	11/25/2020	13,257	12,817
Bodenheim, Germany	Goodman Europe JV	18.6%	(4)	3.01%	11/25/2020	12,718	12,296
Lille, France	Goodman Europe JV	18.6%	(4)	3.13%	12/17/2020	28,930	27,970
Carlisle, United Kingdom	Gramercy European Property Fund	14.2%		3.32%	2/19/2021	10,978	—
Strategic Office Partners Portfolio(7)	Strategic Office Partners	25.0%		3.60%	10/7/2019	125,000	—
Somerset, NJ	Philips JV	25.0%		6.90%	9/11/2035	40,130	40,424
Lake Forest, IL	Duke JV	80.0%		N/A	N/A	—	8,823
Tampa, FL	Duke JV	80.0%		N/A	N/A	—	4,231
Fort Lauderdale, FL(6)	Duke JV	80.0%		N/A	N/A	—	43,051
Total						$497,428	$361,495

(1)
Represents the current effective rate as of September 30, 2016, including the swapped interest rate for loans that have interest rate swaps. The current interest rate is not adjusted to include the amortization of fair market value premiums or discounts.

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

(5)	Represents five properties under this mortgage loan.

(6)	Represents four properties under this mortgage loan.

(7)	Represents six properties under this mortgage loan.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

The statements of operations for the unconsolidated equity investments for the three months ended September 30, 2016 and 2015 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	For the Three Months Ended September 30, 2016								For the Three Months Ended September 30, 2015
	Gramercy European Property Fund(1)
	Goodman Europe JV	Gramercy European Property Fund	Total	Strategic Office Partners	Goodman UK JV	Duke JV	CBRE Strategic Partners Asia	Other(2)	All Unconsolidated Equity Investments(3)
Revenues	$6,195	$7,329	$13,524	$1,291	$557	$417	$(11,557)	$1,080	$1,975
Operating expenses	676	1,619	2,295	280	225	191	341	129	375
Acquisition expenses	—	2,141	2,141	664	—	—	—	—	5,289
Interest expense	653	1,138	1,791	410	—	—	—	698	700
Depreciation and amortization	3,276	2,800	6,076	898	339	—	—	333	820
Total expenses	4,605	7,698	12,303	2,252	564	191	341	1,160	7,184
Net income (loss) from operations	1,590	(369)	1,221	(961)	(7)	226	(11,898)	(80)	(5,209)
Loss on derivatives	—	(1,124)	(1,124)	(129)	—	—	—	—	(591)
Net gain on disposals	—	—	—	—	—	28,170	—	—	—
Provision for taxes	—	(284)	(284)	—	—	—	—	—	(178)
Net income (loss)	$1,590	$(1,777)	$(187)	$(1,090)	$(7)	$28,396	$(11,898)	$(80)	$(5,978)
Company’s share in net income (loss)	$322	$(252)	$70	$(273)	$(6)	$20,749	$(605)	$(4)	$(1,096)
Basis adjustments	11	—	11	—	(183)	(20,897)	—	—	—
Company’s equity in net income (loss) within continuing operations	$333	$(252)	$81	$(273)	$(189)	$(148)	$(605)	$(4)	$(1,096)

(1)
As of and for the three months ended September 30, 2016, the Company had a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund. For the three months ended September 30, 2016, the Company’s equity in net income (loss) from the entities is based on these ownership interest percentages during the period.

(2)	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

(3)	Represents the Gramercy European Property Fund and the Philips JV.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

The Condensed Consolidated Statements of Operations for the unconsolidated equity investments for the nine months ended September 30, 2016 and 2015 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	For the Nine Months Ended September 30, 2016								For the Nine Months Ended September 30, 2015
	Gramercy European Property Fund(1)
	Goodman Europe JV	Gramercy European Property Fund	Total	Strategic Office Partners	Goodman UK JV	Duke JV	CBRE Strategic Partners Asia	Other(2)	All Unconsolidated Equity Investments(3)
Revenues	$18,389	$18,270	$36,659	$1,291	$5,477	$19,812	$(11,315)	$3,245	$4,249
Operating expenses	2,372	3,188	5,560	280	698	5,309	1,208	342	903
Acquisition expenses	4,960	4,678	9,638	664	—	—	—	27	5,289
Interest expense	2,519	3,032	5,551	410	—	602	—	2,131	1,795
Depreciation and amortization	7,907	7,632	15,539	898	1,461	7,154	—	998	1,658
Total expenses	17,758	18,530	36,288	2,252	2,159	13,065	1,208	3,498	9,645
Net income (loss) from operations	631	(260)	371	(961)	3,318	6,747	(12,523)	(253)	(5,396)
Loss on derivatives	—	(6,428)	(6,428)	(129)	—	—	—	—	(591)
Loss on extinguishment of debt	—	—	—	—	—	(7,962)	—	—	—
Net gains on disposals	—	—	—	—	—	66,705	—	—	—
Provision for taxes	—	(876)	(876)	—	—	—	—	—	(178)
Net income (loss)	$631	$(7,564)	$(6,933)	$(1,090)	$3,318	$65,490	$(12,523)	$(253)	$(6,165)
Company’s share in net income (loss)	$(444)	$(1,386)	$(1,830)	$(273)	$2,655	$50,424	$(641)	$—	$(974)
Basis adjustments	455	—	455	—	(461)	(54,390)	—	—	—
Company’s equity in net income (loss) within continuing operations	$11	$(1,386)	$(1,375)	$(273)	$2,194	$(3,966)	$(641)	$—	$(974)

(1)
On May 31, 2016, the Gramercy European Property Fund acquired a 20.0% interest in the Goodman Europe JV and on June 30, 2016, the Gramercy European Property Fund acquired 74.9% of the Company’s 80.0% interest in the Goodman Europe JV. As of September 30, 2016, the Company has a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund. For the nine months ended September 30, 2016, the Company’s equity in net income (loss) from the entities is based on these ownership interest percentages during the period.

(2)	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

(3)	Represents the Gramercy European Property Fund and the Philips JV.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

6. Debt Obligations
Secured Debt
Mortgage Loans
Certain of the Company’s real estate assets are subject to mortgage loans. During the nine months ended September 30, 2016, the Company assumed non-recourse mortgages of $45,958 in connection with 11 real estate acquisitions, $12,931 associated with two properties distributed from the Duke JV, and entered into a $9,550 mortgage. During the year ended December 31, 2015, the Company assumed $618,169 of non-recourse mortgages in connection with 42 real estate acquisitions, of which $464,292 related to mortgages on 29 properties acquired in connection with the Merger.
During the three months ended September 30, 2016, the Company paid off the debt on 14 properties encumbered by mortgage loans and during the nine months ended September 30, 2016, the Company paid off the debt on 22 properties encumbered by mortgage loans and transferred one mortgage to the buyer of the encumbered property. Additionally, during the three months ended September 30, 2016 the Company defeased a mortgage loan with an outstanding principal balance of $124,605 that encumbered 11 properties, through the purchase of treasury securities valued at $144,063, which were immediately sold following the transaction. For the three and nine months ended September 30, 2016, the Company recorded net losses on early extinguishment of debt of $(13,777) and $(20,890), including net gains on extinguishment of debt of $0 and $1,930 within discontinued operations, respectively, related to unamortized deferred financing costs and mortgage premiums and discounts that were immediately expensed upon termination as well as early termination fees and other costs incurred related to the extinguishments. No gains or losses on debt extinguishments were recorded during the three and nine months ended September 30, 2015. The Company’s mortgage loans include a series of financial and other covenants that the Company has to comply with in order to borrow under them. The Company was in compliance with the covenants under the mortgage loan facilities as of September 30, 2016 and December 31, 2015.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

The following is a summary of the Company’s secured financing arrangements as of September 30, 2016:

Property	Interest Rate(1)	Maturity Date	Outstanding Balance
			September 30, 2016	December 31, 2015
Buford, GA	7.46%	7/1/2017	$15,625	$15,947
Dallas, TX(2)	4.45%	3/1/2018	9,594	9,754
Cincinnati, KY(2)	4.45%	3/1/2018	6,666	6,777
Jacksonville, FL(2)	4.45%	3/1/2018	6,891	7,006
Phoenix, AZ(2)	4.45%	3/1/2018	4,144	4,213
Minneapolis, MN(2)	4.45%	3/1/2018	6,036	6,136
Ames, IA	5.53%	5/1/2018	16,556	16,900
Greenwood, IN	3.28%	6/15/2018	7,480	7,610
Greenfield, IN	3.28%	6/15/2018	6,045	6,150
Philadelphia, PA	4.28%	1/1/2019	12,423	12,696
Bridgeview, IL	7.40%	5/1/2019	6,056	—
KIK Canada Portfolio(3)	3.58%	5/5/2019	8,186	—
Spartanburg, SC	5.42%	6/1/2019	1,120	1,398
Charleston, SC	5.65%	8/1/2019	1,113	1,486
Lawrence, IN	4.00%	1/1/2020	20,860	21,371
Charlotte, NC	5.47%	1/1/2020	2,381	2,859
Hawthorne, CA	6.60%	8/1/2020	17,748	18,108
Charleston, SC	5.20%	10/1/2020	1,041	1,210
Charleston, SC	5.20%	10/1/2020	1,041	1,210
Charleston, SC	5.20%	10/1/2020	1,059	1,230
Charlotte, NC	5.27%	10/1/2020	903	1,049
Des Plaines, IL	5.25%	10/31/2020	2,482	2,537
Waco, TX	4.55%	12/19/2020	15,262	15,485
Winston-Salem, NC	5.53%	6/1/2021	4,403	4,998
Winston-Salem, NC	5.50%	7/1/2021	1,454	1,647
CCC Portfolio(4)	4.54%	10/6/2022	23,393	—
KIK USA Portfolio(5)	4.82%	7/6/2023	7,522	—
Yuma, AZ	5.15%	12/6/2023	12,107	12,247
Allentown, PA	5.07%	1/6/2024	23,172	23,443
Spartanburg, SC	6.33%	2/1/2024	6,534	7,040
Charleston, SC	5.80%	2/1/2025	6,816	7,277
Hackettstown, NJ	5.15%	3/6/2026	9,550	—
Hutchins, TX	6.95%	6/1/2029	23,048	23,870
Woodcliff Lake, NJ	5.97%	9/15/2017	35,703	36,681
Columbus, OH	3.78%	5/31/2018	19,942	20,644
Columbus, OH	3.95%	1/31/2019	5,955	6,094
Deerfield, IL	4.75%	1/1/2021	10,890	11,145
Wilson, NC	N/A	N/A	—	8,603
Dividend Capital Portfolio(6)	N/A	N/A	—	126,161
Charlotte, NC	N/A	N/A	—	13,025
Coppell, TX	N/A	N/A	—	10,391
Jersey City, NJ(7)	N/A	N/A	—	112,000
Jersey City, NJ(7)	N/A	N/A	—	101,726
Blue Ash, OH(7)	N/A	N/A	—	14,896
Blue Ash, OH(7)	N/A	N/A	—	13,139
Blue Ash, OH(7)	N/A	N/A	—	12,485

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

Property	Interest Rate(1)	Maturity Date	Outstanding Balance
			September 30, 2016	December 31, 2015
Bloomington, MN	N/A	N/A	—	19,824
Bloomington, MN	N/A	N/A	—	21,825
Total mortgage notes payable			361,201	770,293
Plus net deferred financing costs and net debt premium(8)			7,185	20,633
Total mortgage notes payable, net			368,386	790,926
Total mortgage notes payable, net on assets held for sale			—	(260,704)
Total mortgage notes payable, net			$368,386	$530,222

(1)
Represents the current interest rate as of September 30, 2016, including the swapped interest rate for loans that have interest rate swaps. The current interest rate is not adjusted to include the amortization of fair market value premiums or discounts.

(2)	These five mortgage loans are cross-collateralized.

(3)	Represents two properties under one mortgage loan.

(4)	Represents five properties under one mortgage loan.

(5)	Represents three properties under one mortgage loan.

(6)	Represents 11 properties under one mortgage loan.

(7)
These mortgage loans were related to properties that were classified as held for sale as of December 31, 2015, and accordingly the mortgage loans were included within liabilities related to assets held for sale on the Condensed Consolidated Balance Sheet as of December 31, 2015. These properties were sold and their loans were paid off during the first quarter of 2016.

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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

Unsecured Debt
2015 Credit Facility and Term Loans
In December 2015, the Company entered into an agreement, or the Credit Agreement, for a new $1,900,000 credit facility, or the 2015 Credit Facility, consisting of an $850,000 senior unsecured revolving credit facility, or the 2015 Revolving Credit Facility, and a $1,225,000 term loan facility, or the 2015 Term Loan, with JPMorgan Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated, and terminated Legacy Gramercy’s 2014 Credit Facility. The 2015 Revolving Credit Facility, consists of a $750,000 U.S. dollar revolving credit facility and a $100,000 multicurrency revolving credit facility. The 2015 Revolving Credit Facility matures in January 2020, but may be extended for two additional six-month periods upon the payment of applicable fees and satisfaction of certain customary conditions. Borrowings under the multicurrency loan denominated in euros and British pounds sterling are designated as non-derivative net investment hedges to mitigate the risk from fluctuations in foreign currency exchange rates. Refer to Note 10, “Derivatives and Non-Derivative Hedging Instruments,” for further information on the Company’s hedges. The 2015 Term Loan consists of a $300,000 term loan facility that matures in January 2019 with one 12-month extension option, or the 3-Year Term Loan, and a $750,000 term loan facility that matures in January 2021, or the 5-Year Term Loan.
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
During the first half of 2016, the Company amended its 5-Year Term Loan and its 7-Year Term Loan in order to remove the 0.00% rate floor on the applicable LIBOR that existed in the original loan agreements. These unsecured borrowing facilities include a series of financial and other covenants that the Company has to comply with in order to borrow under the facilities. The Company was in compliance with the covenants under the facilities as of September 30, 2016. During the first quarter of 2016, the Company adopted accounting guidance related to the presentation of deferred financing costs on the balance sheet and reclassified amounts from the deferred costs line to net against the liability for all periods presented. Deferred financing costs associated with the Company’s credit facility remain in deferred costs on the Condensed Consolidated Balance Sheets. See Note 2, “Significant Accounting Policies,” for further information.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

The terms of the Company’s unsecured revolving credit facility and term loans, as well as outstanding balances as of September 30, 2016 and December 31, 2015, are set forth in the table below:

	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	Outstanding Balance
				September 30, 2016	December 31, 2015
2015 Revolving Credit Facility - U.S. dollar tranche	1.51%	1.51%	1/8/2020	$70,000	$275,000
2015 Revolving Credit Facility - Multicurrency tranche	1.07%	1.07%	1/8/2020	93,365	21,724
3-Year Term Loan	1.66%	1.66%	1/8/2019	300,000	300,000
5-Year Term Loan	1.66%	2.70%	1/8/2021	750,000	750,000
7-Year Term Loan	2.05%	3.34%	1/9/2023	175,000	175,000
Total Unsecured Revolving Credit and Term Loan Facilities				$1,388,365	$1,521,724

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the effect of the interest rate swaps, excluding debt issuance costs.
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
Exchangeable Senior Notes
On March 18, 2014, the Company issued $115,000 of 3.75% exchangeable senior notes, or the Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of the Company’s Operating Partnership and are guaranteed by the Company on a senior unsecured basis. The Exchangeable Senior Notes mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date and will be exchangeable, under certain circumstances, for cash, for common shares or for a combination of cash and common shares, at the election of the Company’s Operating Partnership. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Company’s Operating Partnership may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100.0% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.
As of September 30, 2016, the Exchangeable Senior Notes have a current exchange rate of 41.5897 units of Merger consideration, where one unit of Merger consideration represents 3.1898 common shares of the Company, or approximately 132.6628 of the Company’s common shares for each $1.0 principal amount of the Exchangeable Senior Notes, representing an exchange price of $7.54 per common share of the Company. The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689. The discount is being amortized to interest expense over the expected life of the Exchangeable Senior Notes. As of September 30, 2016 and December 31, 2015, the Exchangeable Senior Notes were recorded as a liability at carrying value of $108,186 and $106,581, respectively, net of unamortized discount and deferred financing costs of $6,814 and $8,419, respectively. The fair value of the embedded exchange option of the Exchangeable Senior Notes was recorded in additional paid-in-capital within shareholders’ equity of $11,726 as of September 30, 2016 and December 31, 2015.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

Combined aggregate principal maturities of the Company’s unsecured debt obligations, non-recourse mortgages, and Exchangeable Senior Notes, in addition to associated interest payments, as of September 30, 2016 are as follows:

	2015 Revolving Credit Facility	Term Loans	Mortgage Notes Payable	Senior Unsecured Notes	Exchangeable Senior Notes	Interest Payments	Total
October 1 to December 31, 2016	$—	$—	$3,558	$—	$—	$14,085	$17,643
2017	—	—	63,995	—	—	54,530	118,525
2018	—	—	91,291	—	—	51,469	142,760
2019	—	300,000	39,936	—	115,000	42,599	497,535
2020	163,365	—	58,907	—	—	36,715	258,987
Thereafter	—	925,000	103,514	150,000	—	58,080	1,236,594
Below market interest	—	—	—	—	—	(651)	(651)
Total	$163,365	$1,225,000	$361,201	$150,000	$115,000	$256,827	$2,271,393
7. Leasing Agreements
The Company’s properties are leased to tenants under operating leases with expiration dates extending through the year 2039. These leases generally contain rent increases and renewal options.
Future minimum rental revenues under non-cancelable leases excluding reimbursements for operating expenses as of September 30, 2016 are as follows:

Operating Leases
October 1 to December 31, 2016	$86,390
2017	347,694
2018	341,886
2019	320,834
2020	295,084
Thereafter	1,762,937
Total minimum lease rental income	$3,154,825
8. Transactions with Trustee Related Entities and Related Parties
On June 30, 2016, the Company entered into an agreement to sell 74.9% of its outstanding 80.0% interest in the Goodman Europe JV to the Gramercy European Property Fund, in which the Company has a 14.2% interest as of September 30, 2016. The Company has committed and funded total capital of $55,892 (€50,000), and the Company’s CEO, who is on the board of directors, also has capital commitments to the investment, as noted below. The Company sold 74.9% of its interest in the Goodman Europe JV to the Gramercy European Property Fund for gross proceeds of $148,884 (€134,336). The Company’s sale of 74.9% of its interest in the Goodman Europe JV resulted in the Company recording a gain of $5,341 primarily related to depreciation and amortization recorded since Merger closing date. This gain amount is recorded as a gain on sale of unconsolidated equity investment interests held with a related party on the Company’s Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016. Following the sale transaction, the Company has a 5.1% continuing direct interest in the Goodman Europe JV. The transaction was entered into in order to achieve efficiencies from the combination of the two European platforms.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

The Company’s CEO, Gordon F. DuGan, is on the board of directors of the Gramercy European Property Fund and has invested approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Asset Management have collectively invested approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on September 30, 2016, in the case of unfunded commitments.
One of the properties acquired in December 2015 as part of the Merger was partially leased to Duke Realty, the Company’s partner in the Duke JV. Duke Realty acted as the managing member of the Duke JV which was dissolved in July 2016 as described in Note 5, and as such provided asset management, construction, development, leasing and property management services, for which it was entitled to fees as well as a promoted interest. From the date of the Merger through lease expiration in May 2016, Duke Realty leased 30,777 square feet of one of the Company’s office properties located in Minnesota which had an aggregate 322,551 rentable square feet. Duke Realty paid the Company $333 under the lease for the nine months ended September 30, 2016. See Note 5 for more information on the Company’s transactions with the Duke JV.
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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

The following table presents the carrying value in the financial statements and approximate fair value of assets and liabilities measured on a recurring and non-recurring basis at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Retained CDO Bonds(1)	$8,439	$8,439	$7,471	$7,471
Investment in CBRE Strategic Partners Asia	$4,557	$4,557	$5,508	$5,508
Real estate investments classified as held for sale at Merger closing(2)	$10,558	$10,558	$393,984	$393,984
Financial liabilities:
Derivative instruments
Interest rate swaps	$28,613	$28,613	$3,442	$3,442
Long-term debt
Revolving credit facilities(3)	$163,365	$163,003	$296,724	$297,394
3-Year Term Loan(3)	$300,000	$298,578	$300,000	$300,349
5-Year Term Loan(3)	$750,000	$743,273	$750,000	$751,304
7-Year Term Loan(3)	$175,000	$172,723	$175,000	$175,338
Mortgage notes payable(3), (4)	$368,386	$379,372	$770,293	$805,590
Senior Unsecured Notes(3)	$148,978	$157,786	$100,000	$100,528
Exchangeable Senior Notes(3)	$108,186	$116,843	$109,394	$115,524

(1)
Retained CDO Bonds represent the CDOs’ subordinate bonds, preferred shares, and ordinary shares, which were retained subsequent to the disposal of Gramercy Finance and were previously eliminated in consolidation.

(2)
Amounts include one and six real estate investments as of September 30, 2016 and December 31, 2015, respectively, classified as held for sale at Merger closing, which are included in discontinued operations.

(3)	Long-term debt instruments are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.

(4)
Amounts include mortgage notes payable on assets held for sale as of December 31, 2015, which had total carrying value of $260,704 and total fair value of $263,308 as of December 31, 2015. There were no mortgage notes payable on assets held for sale as of September 30, 2016.

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
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

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
CBRE Strategic Partners Asia: The Company’s unconsolidated equity investment, CBRE Strategic Partners Asia, is presented in the Condensed Consolidated Financial Statements at fair value. The investment manager of CBRE Strategic Partners Asia applies valuation techniques for the Company’s investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third-party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to the Company’s ownership interest therein. Refer to Note 2 and Note 5 for more information on this investment.
Real estate investments designated as held for sale at Merger closing: The Company designated six properties as held for sale at the closing of the Merger on December 17, 2015. There was one property in this classification as of September 30, 2016 and six properties as of December 31, 2015. These properties are reported at estimated fair value, less costs to sell and are included in discontinued operations. Refer to Note 2 and Note 3 for more information on these investments.
Disclosure about fair value measurements is based on pertinent information available to the Company at the reporting date. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since September 30, 2016 and December 31, 2015, and current estimates of fair value may differ significantly from the amounts presented herein.
The following discussion of fair value has been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the assets or liabilities. Determining which category an asset or liability falls within the hierarchy requires significant judgment and the Company evaluates its hierarchy disclosures each quarter.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

Assets and liabilities measured at fair value on a recurring basis and on a non-recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At September 30, 2016	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$8,439	$—	$—	$8,439
Marketable securities:
Investment in CBRE Strategic Partners Asia	4,557	—	—	4,557
Real estate investments classified as held for sale at Merger closing	10,558	—	—	10,558
	$23,554	$—	$—	$23,554
Financial Liabilities:
Derivative instruments:
Interest rate swaps	$28,613	$—	$—	$28,613
	$28,613	$—	$—	$28,613

At December 31, 2015	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds:
Non-investment grade, subordinate CDO bonds	$7,471	$—	$—	$7,471
Marketable securities:
Investment in CBRE Strategic Partners Asia	5,508	—	—	5,508
Real estate investments classified as held for sale at Merger closing	393,984	—	—	393,984
	$406,963	$—	$—	$406,963
Financial Liabilities:
Derivative instruments:
Interest rate swaps	$3,442	$—	$—	$3,442
	$3,442	$—	$—	$3,442
Valuation of Level III Instruments
Derivative instruments: Interest rate swaps are valued with the assistance of a third-party derivative specialist, who uses a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs which require significant judgment such as the credit valuation adjustments due to the risk of non-performance by both the Company and its counterparties. The most significant unobservable input in the fair valuation of derivative instruments is the credit valuation adjustment as it requires significant management judgment regarding changes in the credit risk of the Company or its counterparties, however the primary driver of the fair value of the interest rate swaps is the forward interest rate curve. Fair values of the Company’s derivative instruments were determined using a Black-Scholes model. Fair value of the Company’s embedded exchange option related to the Exchangeable Senior Notes was determined using a probabilistic valuation model with the assistance of third-party valuation specialists.
Total unrealized gains (losses) from derivatives for the three and nine months ended September 30, 2016 were $7,653 and $(25,996), respectively, in accumulated other comprehensive income (loss). Total unrealized gains (losses) from derivatives for the three and nine months ended September 30, 2015 were $(2,584) and $(3,248), respectively, in accumulated other comprehensive income (loss).

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

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
Investment in CBRE Strategic Partners Asia: The Company’s investment in CBRE Strategic Partners Asia is based on the Level III valuation inputs applied by the investment manager of CBRE Strategic Partners Asia, utilizing a mix of different approaches for valuing the underlying real estate related investments within the investment company. The approaches include the income approach, direct market comparison approach and the replacement cost approach for newer properties. For investments owned more than one year, except for investments under construction or incurring significant renovation, CBRE Strategic Partners Asia obtains a third-party appraisal. For investments in real estate under construction or incurring significant renovation, the valuation analysis is prepared by the investment manager of CBRE Strategic Partners Asia. The valuations are most sensitive to the unobservable inputs of discount rates, as well as capitalization rates and expected future cash flows, and significant increases (decreases) in these inputs would result in a significantly lower (higher) fair value measurement. On a quarterly basis, the Company obtains the financial results of CBRE Strategic Partners Asia and on an annual basis the Company receives its audited financial statements.
Real estate investments classified as held for sale at Merger closing: Real estate investments classified as held for sale at the time of the Merger are reported at estimated fair value, less costs to sell. The fair value of real estate investments and their related lease intangibles is determined by an independent valuation firm using valuation techniques including the market approach, income approach, and cost approach. Key assumptions in the valuations, to which the fair value determinations are most sensitive, include discount and capitalization rates as well as expected future cash flows. Significant increases (decreases) in these inputs would result in a significantly lower (higher) fair value measurement. As the inputs are unobservable, the Company determined the inputs used to value this liability fall within Level III for fair value reporting.
Fair Value on a Recurring Basis
Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a recurring basis as of September 30, 2016 are:

Financial Asset or Liability	Fair Value	Valuation Technique	Unobservable Inputs	Range
Non-investment grade, subordinate CDO bonds	$8,439	Discounted cash flows	Discount rate	17.5%
Interest rate swaps	$28,613	Hypothetical derivative method	Credit borrowing spread	135 to 245 basis points
Investment in CBRE Strategic Partners Asia	$4,557	Discounted cash flows	Discount rate	20.0%

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

The following roll forward table reconciles the beginning and ending balances of financial assets measured at fair value on a recurring basis using Level III inputs:

	Retained CDO Bonds	Investment in CBRE Strategic Partners Asia	Total Financial Assets – Level III
Balance as of December 31, 2015	$7,471	$5,508	$12,979
Amortization of discounts or premiums	1,427	—	1,427
Adjustments to fair value:
Unrealized gain in other comprehensive income from fair value adjustments	(459)	—	(459)
Total income on fair value adjustments	—	(637)	(637)
Purchase price allocation adjustments	—	(314)	(314)
Balance as of September 30, 2016	$8,439	$4,557	$12,996
The following roll forward table reconciles the beginning and ending balances of financial liabilities measured at fair value on a recurring basis using Level III inputs:

Derivative Instruments
Balance as of December 31, 2015	$3,442
Adjustments to fair value:
Termination of derivative instrument(1)	(8)
Ineffective portion of change in derivative instruments	(817)
Unrealized loss on derivatives	25,996
Balance as of September 30, 2016	$28,613

(1)
The Company terminated one interest rate swap in connection with repayment of the related mortgage loan, and as a result of this termination, the Company recorded loss of $8 during the three months ended September 30, 2016.

Fair Value on a Non-Recurring Basis
The Company measured its real estate investments classified as held for sale at the time of the Merger on a non-recurring basis as of September 30, 2016 and December 31, 2015. The Company had one and six assets in this classification as of September 30, 2016 and December 31, 2015, respectively, as the Company sold five of the assets during the nine months ended September 30, 2016. These assets were recorded at fair value, less costs to sell of $10,558 and $393,984 as of September 30, 2016 and December 31, 2015, respectively, and are included in discontinued operations. Refer to Note 3 for further information on these assets.
10. Derivatives and Non-Derivative Hedging Instruments
As of September 30, 2016, the Company’s derivative instruments consist of interest rate swaps, which are cash flow hedges. Changes in the effective portion of the fair value of derivatives designated as hedging instruments are recognized in other comprehensive income (loss) until the hedged item expires or is recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value and the change in value of a non-hedging derivative instrument are immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and shareholders’ equity, depending on future levels of LIBOR interest rates, foreign exchange rates, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

Borrowings on the Company’s multicurrency tranche of the 2015 Revolving Credit Facility, which are designated as non-derivative net investment hedges, are recognized at par value based on the exchange rate in effect on the date of the draw. Subsequent changes in the exchange rate of the Company’s non-derivative net investment hedge are recognized as part of the cumulative foreign currency translation adjustment within other comprehensive income (loss). Refer to Note 2 and Note 9 for additional information on the Company’s derivatives and non-derivative hedging instruments, including the fair value measurement of these instruments, as applicable.
The following table summarizes the notional and fair value of the Company’s derivatives and hedging instruments at September 30, 2016. The aggregate fair value of the Company’s derivatives is presented on its Condensed Consolidated Balance Sheets in derivative instruments and the aggregate carrying value of the non-derivative net investment hedges is included in the balance of the Company’s 2015 Revolving Credit Facility. The notional value is an indication of the extent of the Company’s involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks.
The Company’s derivatives and hedging instruments as of September 30, 2016 are as follows:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value

Interest Rate Swap - Waco	1 mo. USD-LIBOR-BBA	15,262 USD	4.55%	12/19/2013	12/19/2020	$882
Interest Rate Swap - Atrium I	1 mo. USD-LIBOR-BBA	19,942 USD	1.78%	8/16/2011	5/31/2018	323
Interest Rate Swap - Easton III	1 mo. USD-LIBOR-BBA	5,955 USD	1.95%	8/16/2011	1/31/2019	151
Interest Rate Swap - 5-Year Term Loan	1 mo. USD-LIBOR-BBA	750,000 USD	1.60%	12/17/2015	12/17/2020	19,515
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	175,000 USD	1.82%	12/17/2015	1/9/2023	7,742
Net Investment Hedge in EUR-denominated investments	USD-EUR exchange rate	45,000 EUR	N/A	9/28/2015	N/A	—
Net Investment Hedge in GBP-denominated investments	USD-GBP exchange rate	33,000 GBP	N/A	7/15/2016	N/A	—
Total						$28,613
Through its interest rate swaps, the Company is hedging exposure to variability in future interest payments on its debt facilities. At September 30, 2016, the interest rate swap derivative instruments were reported at their fair value as a net liability of $28,613. Swap (gain) loss of $(83) and $(817) was recognized as interest expense for the three and nine months ended September 30, 2016, respectively, in the Condensed Consolidated Statements of Operations with respect to interest rate swap hedge ineffectiveness, or to amounts excluded from ineffectiveness, which relates to the off-market financing element associated with certain derivatives. As discussed in Note 6, during the first half of 2016, the Company amended its 5-Year Term Loan and its 7-Year Term Loan in order to remove the 0.00% rate floor on the applicable LIBOR that existed in the original loan agreements, and as a result, during the second quarter of 2016 the Company reversed previously recorded hedge ineffectiveness of $2,564. No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from ineffectiveness for the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2016, the Company reclassified $274 and $905, respectively, from accumulated other comprehensive income into interest expense related to a derivative terminated in 2015. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, the Company expects that $9,113 will be reclassified from other comprehensive income as an increase in interest expense for the Company’s interest rate swaps as of September 30, 2016. Additionally, the Company will recognize $2,923 in interest expense on a straight-line basis over the remaining original term of terminated swaps through June 2019, representing amortization of the remaining accumulated other comprehensive income balance related to the swap, and of this amount, $1,087 will be recognized in interest expense during the next 12 months.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

The Company hedges its investments based in foreign currencies using non-derivative net investment hedges in conjunction with borrowings under the multicurrency tranche of its 2015 Revolving Credit Facility. The Company’s non-derivative net investment hedge on its euro-denominated investments, which was entered into in September 2015, is used to hedge exposure to changes in the euro-U.S. dollar exchange rate underlying its unconsolidated net equity investments in the Gramercy European Property Fund and the Goodman Europe JV, both of which have euros as their functional currency. The Company’s non-derivative net investment hedge on its British pound sterling-denominated investments, which was entered into in July 2016, is used to hedge exposure to changes in the British pound sterling-U.S. dollar exchange rate underlying its unconsolidated net equity investment in the Goodman UK JV and its wholly-owned property in Coventry, UK, both of which have British pounds sterling as their functional currency. At September 30, 2016, the non-derivative net investment hedge value is reported at carrying value as a net liability of $93,365, which is included in the balance of the senior unsecured revolving credit facility on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2016, the Company recorded net gain (loss) of $(109) and $(175), respectively, in other comprehensive income (loss) from the impact of exchange rates related to the non-derivative net investment hedges. No gain or loss was recognized with respect to non-derivative net investment hedge ineffectiveness, or to amounts excluded from ineffectiveness, in interest expense in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2016. When the non-derivative net investments being hedged are sold or substantially liquidated, the balance of the translation adjustment accumulated in other comprehensive income will be reclassified into earnings.
In June 2016, the Company entered into a foreign currency forward contract to mitigate its exposure to foreign currency exchange rate movements in the euro, specifically in relation to funds received in euros on the sale of 74.9% of its 80.0% interest in the Goodman Europe JV. The foreign currency forward was a derivative contract, which was not designated as a hedging instrument, through which the Company was committed to deliver a certain amount of currency at a set price on a specific date in the future. The forward contract locked in the Company’s future currency exchange rate for the term of the contract, thus minimizing the Company’s exposure to rate fluctuations during this period. The Company settled the contract on July 7, 2016. During the three and nine months ended September 30, 2016, the Company recognized net income (loss) of $128 and $(22), respectively, in other income on the Condensed Consolidated Statements of Operations, related to the change in the value of the euro-denominated asset underlying the contract.
11. Shareholders’ Equity (Deficit)
The equity structure in the Condensed Consolidated Financial Statements following the reverse merger reflects the equity structure of the Company, and as such, the Company’s common shares outstanding have been adjusted retroactively for all prior periods presented computed on the basis of the number of shares outstanding multiplied by the exchange ratio of 3.1898 established in the Merger Agreement. As of September 30, 2016 and December 31, 2015, the Company’s authorized capital shares consist of 1,000,000,000 shares of beneficial interest, $0.01 par value per share, of which the Company is authorized to issue up to 990,000,000 common shares of beneficial interest, par value $0.01 per share, or common shares, and 10,000,000 preferred shares of beneficial interest, par value of $0.01, or preferred shares. As of September 30, 2016, 421,978,800 common shares and 3,500,000 preferred shares were issued and outstanding, respectively. All share, share price, and per share data has been updated retroactively to reflect the Merger exchange ratio of 3.1898.
During the nine months ended September 30, 2016, the Company’s common dividends are as follows:

Quarter Ended	Record Date	Payment Date	Common dividend per share
March 31, 2016	March 31, 2016	April 15, 2016	$0.110
June 30, 2016	June 30, 2016	July 15, 2016	$0.110
September 30, 2016	September 30, 2016	October 14, 2016	$0.110

In July 2016, the Company’s board of trustees approved the establishment of an “at the market” equity issuance program, or ATM. The Company expects to file a prospectus supplement to its currently effective registration statement with the SEC during November 2016, pursuant to which the Company may offer and sell common shares with an aggregate gross sales price of up to $375,000.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

In June 2016, the Company adopted a dividend reinvestment plan, or DRIP, under which shareholders may use their dividends and optional cash payments to purchase additional common shares of the Company. In August 2016, the Company registered 10,000,000 common shares related to the DRIP. There have been no shares issued under the DRIP as of September 30, 2016.
In February 2016, the Company’s board of trustees approved a share repurchase program authorizing the Company to repurchase up to $100,000 of the Company’s outstanding common shares. Purchases under the program will be made from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. For the three and nine months ended September 30, 2016, the Company did not repurchase any shares.
In February 2015, Legacy Gramercy’s board of directors approved a 1-for-4 reverse stock split of its common stock and outstanding OP Units. The reverse stock split was effective after the close of trading on March 20, 2015, and the Company’s common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange on March 23, 2015.
Preferred Shares
At September 30, 2016, the Company has 3,500,000 of its Series A Preferred Shares outstanding with a mandatory liquidation preference of $25.00 per share. Holders of the Series A Preferred Shares are entitled to receive annual dividends of $1.78125 per share on a quarterly basis, which are cumulative, subject to certain provisions. On or after August 15, 2019, the Company can, at its option, redeem the Series A Preferred Shares at par for cash.
Equity Plan Activities
In June 2016, the Company instituted its 2016 Equity Incentive Plan, which was approved by the Company’s board of trustees and shareholders. The 2016 Equity Incentive Plan allows for the following awards to be made: (i) stock options that qualify as incentive stock options under Section 422 of the Internal Revenue Code, (ii) stock options that do not qualify, (iii) stock appreciation rights, (iv) share awards, (v) restricted share units, and (vi) dividend equivalents and other equity awards, including LTIP Units. The aggregate number of common shares of the Company that may be issued or transferred under the 2016 Equity Incentive Plan is 12,000,000 shares, subject to adjustment in certain circumstances. The Company’s common shares that are issued or transferred under the 2016 Equity Plan may be authorized but unissued common shares of the Company or reacquired common shares of the Company, including common shares of the Company purchased by it on the open market for purposes of the 2016 Equity Incentive Plan. The 2016 Equity Incentive Plan became effective on June 23, 2016 and will terminate on the day immediately preceding the tenth anniversary of its effective date, unless sooner terminated by the board of trustees. As of September 30, 2016, there were 10,828,176 shares available for grant under the 2016 Equity Incentive Plan.
Following the Merger until the adoption of the 2016 Equity Incentive Plan in June 2016, the Company’s active equity incentive plan, from which share awards were issued, was the Chambers equity incentive plan, or the 2013 Equity Incentive Plan. The Company’s, 2004 Equity Incentive Plan, 2012 Inducement Plan, 2012 Outperformance Plan, 2013 Equity Incentive Plan, and 2015 Equity Incentive Plan continued to exist following the Merger, however they are inactive and thus no new share awards will be issued out of any of these plans.
In September 2016, the Company issued a maximum total of 1,140,304 LTIP Units to three executives under its 2016 Equity Incentive Plan. The number of LTIPs units actually earned by the grantees will be based on the achievement of established performance hurdles with respect to the Company’s actual and relative total shareholder returns during the period July 1, 2016 through June 30, 2019. Of the earned units, 50.0% will vest on June 30, 2019, and the remaining 50.0% will vest on June 30, 2020, based on continued employment through that date. Vested LTIP Units are convertible on a 1-for-1 basis to OP Units.
Effective at the closing of the Merger, the change in accelerated vesting control provisions of the 2012 Outperformance Plan were waived by all plan participants, and as a result the LTIP Units continued, subject to the original service and performance conditions.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

Through September 30, 2016, 2,920,116 restricted shares had been issued under the Company’s Equity Incentive Plans, of which 62.0% have vested. Except for certain performance based awards, the vested and unvested shares are currently entitled to receive distributions on common shares if declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $614 and $1,701 was recorded for the three and nine months ended September 30, 2016, respectively, and compensation expense of $416 and $914 was recorded for the three and nine months ended September 30, 2015, respectively, related to the issuance of restricted shares. Compensation expense of $5,749 will be recorded over the course of the next 37 months representing the remaining weighted average vesting period of equity awards issued under the Equity Incentive Plans as of September 30, 2016. As of September 30, 2016 and December 31, 2015, the Company had 1,026,037 and 684,199 weighted-average unvested restricted shares outstanding, respectively.
Compensation expense of $488 and $1,464 was recorded for the three and nine months ended September 30, 2016, respectively, and compensation expense of $488 and $1,464 was recorded for the three and nine months ended September 30, 2015, respectively, for the Company’s Outperformance Plans. Compensation expense of $7,058 will be recorded over the course of the next 38 months, representing the remaining weighted average vesting period of the awards issued under the Outperformance Plans as of September 30, 2016.
Deferred Stock Compensation Plan for Directors
The Legacy Gramercy Directors’ Deferral Program terminated upon consummation of the Merger. In connection with the closing of the Merger, on December 17, 2015 each outstanding phantom share granted under Legacy Gramercy’s Directors’ Deferral Program, was vested and, on the first business day of the month following the Merger closing, converted into the right to receive a number of the Company’s common shares, rounded to the nearest whole share, determined by multiplying the number of subject phantom shares by the exchange ratio of the Merger. As a result, the directors received an aggregate of $916 in cash and 410,713 in shares in January 2016. The portion paid out in cash was classified as a liability on the Consolidated Balance Sheets as of December 31, 2015.
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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

Earnings per share for the three and nine months ended September 30, 2016 and 2015 are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Numerator – Income (loss):
Net income (loss) from continuing operations	$(3,411)	$1,659	$14,461	$1,076
Net income (loss) from discontinued operations	347	(41)	5,045	17
Income (loss) before gains on disposals	(3,064)	1,618	19,506	1,093
Net gains on disposals	2,336	392	2,336	593
Gain on sale of European unconsolidated equity investment interests held with a related party	—	—	5,341	—
Net income (loss)	(728)	2,010	27,183	1,686
Net (income) loss attributable to noncontrolling interest	(221)	(20)	(152)	43
Nonforfeitable dividends allocated to unvested restricted shareholders	(196)	—	(596)	—
Preferred share dividends	(1,559)	(1,559)	(4,676)	(4,676)
Net income (loss) available to vested common shares outstanding	$(2,704)	$431	$21,759	$(2,947)
Denominator – Weighted average shares (1):
Weighted average basic shares outstanding	420,772,508	183,945,495	423,542,467	169,781,590
Effect of dilutive securities:
Unvested share based payment awards	—	1,686,542	413,409	—
Options	—	37,975	41,406	—
Phantom shares	—	514,834	—	—
Shares related to OP Units	—	1,498,785	1,199,312	—
Exchangeable Senior Notes	—	—	1,966,532	—
Diluted Shares	420,772,508	187,683,631	427,163,126	169,781,590

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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

The average price of the Company’s common shares for the three and nine months ended September 30, 2016 was above the exchange price of $7.54 for the periods, therefore there is potential dilutive effect for these periods. The Company had net loss available to common shares outstanding during the three months ended September 30, 2016, thus the excess conversion premium was excluded from the calculation of earnings per share for the period, however during the nine months ended September 30, 2016, the Company had net income available to common shares outstanding, therefore, the potential dilutive effect of the excess conversion premium was included in the calculation of diluted earnings per share for the period. The average price of the Company’s common shares was below the exchange price of $7.76 for the three months ended September 30, 2015 and above the exchange price of $7.76 for the nine months ended September 30, 2015. Therefore, there is no potential dilutive effect for the three months ended September 30, 2015, however there is potential dilutive effect of the excess conversion premium for the nine months ended September 30, 2015, however due to the net loss available to common shares outstanding during the period, the excess conversion premium was excluded from the calculation of earnings per share for the nine months ended September 30, 2015.
For the three months ended September 30, 2016 the Company excluded from its number of diluted shares used for EPS 58,270 share options, 3,519,584 unvested share based payment awards, 1,017,326 OP Units, and 3,336,987 shares related to the Exchangeable Senior Notes, because, due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the period, these shares were anti-dilutive during the period. For the nine months ended September 30, 2015, the Company excluded from its number of diluted shares used for EPS 44,624 share options, 2,969,744 unvested share based payment awards, 514,834 phantom share units, 1,582,067 OP Units, and 658,380 shares related to the Exchangeable Senior Notes, because, due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the period, these shares were anti-dilutive during the period. For the three months ended September 30, 2016 and the nine months ended September 30, 2015, the Company excluded unvested restricted share awards of 1,118,760 and 630,566, respectively, from its weighted average basic shares outstanding due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the periods.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) as of September 30, 2016 and December 31, 2015 is comprised of the following:

	September 30, 2016	December 31, 2015
Net unrealized loss on derivative securities	$(32,070)	$(6,074)
Net unrealized gain on debt instruments	551	1,010
Foreign currency translation adjustments:
Gain (loss) on non-derivative net investment hedges(1)	(161)	14
Other foreign currency translation adjustments	(4,168)	(656)
Reclassification of accumulated foreign currency translation adjustments due to disposal	(3,737)	—
Reclassification of swap gain (loss) into interest expense	868	(45)
Total accumulated other comprehensive loss	$(38,717)	$(5,751)

(1)	The foreign currency translation adjustment associated with the Company’s non-derivative net investment hedges related to its European investments are included in other comprehensive income (loss).

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

12. Noncontrolling Interest
Noncontrolling interests represent the common units of limited partnership interest in the Company’s Operating Partnership, or OP Units, not held by the Company as well as third-party equity interests in the Company’s other consolidated subsidiaries. OP Units are redeemable at the election of the holder for cash equal to the then fair market value of one of the Company’s common shares, par value $0.01 per share, except that the Company may, at its election, acquire each OP Unit for one of its common shares. The OP Unit holders do not have any obligation to provide additional contributions to the partnership, nor do they have any decision making powers or control over the business of the Operating Partnership. The OP Unit holders do not have voting rights; however, they are entitled to receive dividends. The OP Unit redemption rights are outside of the Company’s control, and thus the OP Units are classified as a component of temporary equity and are shown in the mezzanine equity section of the Company’s Condensed Consolidated Financial Statements. The Company is party by assumption to a registration rights agreement with the holders of the OP Units that requires the Company, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of its common shares upon redemption of OP Units.
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
As of September 30, 2016, the noncontrolling interest unit holders owned 941,537 OP Units, which can be redeemed for 941,537 of the Company’s common shares. The outstanding OP Units as of September 30, 2016 represent an interest of approximately 0.22% in the Company. During the nine months ended September 30, 2016 and the year ended December 31, 2015, 469,372 and 453,129 OP Units, respectively, were converted into common shares of the Company. At September 30, 2016, 941,537 common shares of the Company were reserved for issuance upon redemption of OP Units.
OP Units are recorded at the greater of cost basis or fair market value based on the closing share price of the Company’s common shares at the end of the reporting period. As of September 30, 2016, the value of the OP units was $9,076. The Company attributes a portion of its net income (loss) during each reporting period to noncontrolling interest based on the percentage ownership of OP Unit holders relative to the Company’s total outstanding common shares and OP Units. The Company recognizes changes in fair value in the OP Units through accumulated deficit, however decreases in fair value are recognized only to the extent that increases to the amount in temporary equity were previously recorded. The Company’s diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Units.
Below is the rollforward of the activity relating to the noncontrolling interests in the Operating Partnership as of September 30, 2016:

Noncontrolling Interest
Balance as of December 31, 2015	$10,892
Redemption of noncontrolling interests in the Operating Partnership	(4,159)
Net loss attribution	62
Fair value adjustments	2,741
Dividends	(460)
Balance as of September 30, 2016	$9,076

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

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
As of September 30, 2016 and December 31, 2015, the value of the Company’s interest in European Fund Manager was $(169) and $(249), respectively. The Company’s interest in European Fund Manager is presented in the equity section of the Company’s Condensed Consolidated Balance Sheets.
13. Commitments and Contingencies
Funding Commitments
The Company is obligated to fund the development of two build-to-suit properties, including a 240,411 square foot industrial property in Round Rock, Texas, which is a consolidated VIE that the Company will acquire upon substantial completion through a forward purchase contract and a 240,800 square foot industrial property in Summerville, South Carolina. The Company’s remaining future commitment for these properties at September 30, 2016 is approximately $47,460.
As of September 30, 2016, the Company has funded $55,892 (€50,000) to the Gramercy European Property Fund, representing its total funding commitment to the Gramercy European Property Fund. As of December 31, 2015, the Company had funded $25,663 (€23,160) to the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on September 30, 2016, in the case of unfunded commitments.
The Company has committed to fund $100,000 to Strategic Office Partners, of which $16,027 has been funded as of September 30, 2016. See Note 5, “Unconsolidated Equity Investments,” for further information on the Gramercy European Property Fund and Strategic Office Partners.
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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

Legacy Gramercy, its board of directors, Chambers and/or Merger Sub are named as defendants in two pending putative class action lawsuits brought by purported Legacy Gramercy stockholders challenging the Merger. Two suits that were separately filed in New York Supreme Court, New York County, captioned (i) Berliner v. Gramercy Property Trust, et al., Index No. 652424/2015 (filed July 9, 2015) and (ii) Gensler v. Baum, et al., Index No. 157432/2015 (filed July 22, 2015), have been consolidated into a single action under the caption In re Gramercy Property Trust Stockholder Litigation, Index No. 652424/2015 (the “New York Action”). In addition, four suits that were separately filed in Circuit Court for Baltimore City, Maryland, captioned (i) Jobin v. DuGan, et al., Case No. 24C15003942 (filed July 27, 2015); (ii) Vojik v. Gramercy Property Trust, et al., Case No. 24C15004412 (filed August 25, 2015); (iii) Hoffbauer et al. v. Chambers Street Properties, et al., 24C15004904 (filed September 24, 2015) (originally filed as two separate suits in the Circuit Court for Baltimore County, Maryland, captioned Plemons v. Chambers Street Properties, et al., Case No. 03C15007943 (filed July 24, 2015) and Hoffbauer et al. v. Chambers Street Properties, et al., Case No. 03C15008639 (filed August 12, 2015), and refiled as a single action in the Circuit Court for Baltimore County on September 24, 2015); and (iv) Morris v. Gramercy Property Trust, et al., Case No. 24C15004972 (filed September 28, 2015) have been consolidated into a single action under the caption Glenn W. Morris v. Gramercy Property Trust Inc. et al., Case No. 24C15004972 (the “Maryland Action,” and together with the New York Action, the “Actions”). The complaints allege, among other things, that the directors of Legacy Gramercy breached their fiduciary duties to Legacy Gramercy stockholders by agreeing to sell the Company for inadequate consideration and agreeing to improper deal protection terms in the merger agreement, and that the preliminary joint proxy statement/prospectus filed with the SEC on Form S4 on September 11, 2015 was materially incomplete and misleading. The complaints also allege that Chambers, Merger Sub and/or Legacy Gramercy aided and abetted these purported breaches of fiduciary duty. The amended complaint in the Morris consolidated action also asserts derivative claims on behalf of Legacy Gramercy for breach of fiduciary duty against the directors of Legacy Gramercy. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief, an award of damages and/or costs/attorney fees.
On December 7, 2015, the parties to the Actions entered into a Memorandum of Understanding (the “MOU”), which provides for the settlement of the Actions. While the defendants in the Actions continue to vigorously deny all allegations of wrongdoing, fault, liability or damage to any of the plaintiffs or the class of stockholders of Legacy Gramercy, and believe that no supplemental disclosure is required under the applicable law, in order to (i) avoid the burden, inconvenience, expense and distraction of further litigation in connection with the Actions, (ii) finally put to rest and terminate all of the claims that were or could have been asserted against the defendants in the Actions and (iii) permit the Merger to proceed without risk of the courts in New York or Maryland ordering an injunction or damages in connection with the Actions, Chambers and Legacy Gramercy agreed, without admitting any liability or wrongdoing, pursuant to the terms of the MOU, to make certain supplemental disclosures related to the Merger, which were set forth in Legacy Gramercy’s Current Report on Form 8K filed with on December 7, 2015.
Pursuant to the MOU, the parties entered into a stipulation of settlement. The stipulation of settlement is subject to customary conditions, including, among other things, court approval following notice to Legacy Gramercy stockholders. On November 2, 2016, the court entered an order preliminarily approving the settlement and scheduling a hearing to consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims by stockholders of Legacy Gramercy challenging the Merger, the Merger Agreement and any disclosure made in connection therewith, pursuant to terms that will be set forth in the notice sent to Legacy Gramercy stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition for an award of attorneys’ fees and expenses to be paid by Gramercy or its successor. There can be no assurance that the court will approve the settlement. In the event that the settlement is not approved or that the conditions are not satisfied, the settlement may be terminated.
On October 1, 2015, a putative class action lawsuit was filed in the Superior Court of New Jersey, Law Division, Mercer County by a purported shareholder of Chambers. The action, captioned Elstein v. Chambers Street Properties et al., Docket No. L00225415 (the “New Jersey Action”), names as defendants Chambers, its board of trustees and Legacy Gramercy. The complaint alleges, among other things, that the trustees of Chambers breached their fiduciary duties to Chambers’ shareholders by agreeing to the Merger after a flawed sales process and by approving improper deal protection terms in the merger agreement, and that Legacy Gramercy aided and abetted these purported breaches of fiduciary duty. The complaint also alleges that the preliminary joint proxy statement/prospectus was materially misleading and incomplete. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief and an award of damages.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

On December 3, 2015, the parties to the New Jersey Action entered into a Stipulation of Settlement providing for the settlement of the New Jersey Action. While the defendants in the New Jersey Action continue to vigorously deny all allegations of wrongdoing, fault, liability or damage to any of the plaintiffs or the class of shareholders of Chambers, and believe that no supplemental disclosure is required under the applicable law, in order to (i) avoid the burden, inconvenience, expense and distraction of further litigation in connection with the New Jersey Action, (ii) finally put to rest and terminate all of the claims that were or could have been asserted against the defendants in the New Jersey Action and (iii) permit the Merger to proceed without risk of the Superior Court of New Jersey ordering an injunction or damages in connection with the New Jersey Action, Chambers and Legacy Gramercy agreed, without admitting any liability or wrongdoing, pursuant to the terms of the Stipulation of Settlement, to make certain supplemental disclosures related to the Merger, all of which were set forth in Legacy Gramercy’s Current Report on Form 8K filed with on December 7, 2015. The Stipulation of Settlement is subject to customary conditions, including court approval following notice to the Chambers shareholders. On April 4, 2016, the court granted preliminary approval of the settlement. On July 1, 2016 the court issued a final order approving the settlement.
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
In April 2015, a New York City Administrative Law Judge denied the Company’s petition challenging the NYC DOF Transfer Tax Assessment and ruled that the Company is liable for the NYC DOF Transfer Tax Assessment. In July 2015, the Company appealed the adverse Administrative Law Judge decision to the New York City Tax Appeals Tribunal, or the NYC Tribunal.  In July 2016, the NYC Tribunal denied the Company’s appeal. In November 2016, the Company appealed the adverse decision of the NYC Tribunal to the Appellate Division of the Supreme Court of New York. A decision by the Appellate Division is expected in the second quarter of 2017.
In June 2016, a New York State Administrative Law Judge ruled in the Company’s favor in connection with the NYS DOT Transfer Tax Assessment. In July 2016, NYS DOT appealed the adverse Administrative Law Judge decision to the New York State Tax Appeals Tribunal, or the NYS Tribunal. A hearing before the NYS Tribunal is expected in the first quarter of 2017.
In April 2015, to stop the accrual of additional interest while the Company’s appeals are pending, the Company paid the NYC DOF $4,025 in full satisfaction of the NYC DOF Transfer Tax Assessment and the NYS DOT $617 in full satisfaction of the NYS DOF Transfer Tax Assessment. There was no additional interest recorded for the matter for the three and nine months ended September 30, 2016. There was $0 and $68 of additional interest recorded in discontinued operations for the matter for the three and nine months ended September 30, 2015, respectively.
In connection with the Company’s property acquisitions and the Merger, the Company has determined that there is a risk it will have to pay future amounts to tenants related to continuing operating expense reimbursement audits. The Company has estimated a range of loss and determined that its best estimate of total loss is $8,000, including $1,000 related to the Merger, which has been accrued and recorded in other liabilities as of September 30, 2016 and December 31, 2015. The Company has determined that there is a reasonable possibility that a loss may be incurred in excess of $8,000 and estimates this range to be $8,000 to $13,000.
In addition, the Company and/or one or more of its subsidiaries is party to various litigation matters that are considered routine litigation incidental to its business, none of which are considered material.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

Office Leases
The Company has several office locations, which are each subject to operating lease agreements. These office locations include the Company’s corporate office at 521 Fifth Avenue, New York, New York, and the Company’s seven regional offices located across the United States and Europe. Additionally, in April 2016, the Company entered into a lease for a new corporate office location at 90 Park Avenue, New York, New York. The Company will relocate to the new office upon completion of improvements to the space in the fourth quarter of 2016.
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

	Ground Leases - Operating	Ground Leases - Capital	Total
October 1 to December 31, 2016	$432	$—	$432
2017	1,728	—	1,728
2018	1,731	—	1,731
2019	1,740	—	1,740
2020	1,732	—	1,732
Thereafter	48,062	329	48,391
Total minimum rent expense	$55,425	$329	$55,754
14. Income Taxes
The Company has elected to be taxed as a REIT, and as such, generally will not be subject to U.S. federal income tax on taxable income that it distributes to its shareholders in accordance with REIT requirements. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes until it is able to qualify for REIT status again, however, the Company believes that it is organized and will operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company may, however, be subject to certain state and local taxes. Additionally, the Company’s TRSs are subject to federal, state and local taxes. The Company’s asset and property management business, Gramercy Asset Management, partially conducts its business through a wholly-owned TRS. In addition to the limitation on the Company’s use of its net operating losses under Section 382, since the Company uses separate subsidiary REITs and taxable REIT subsidiaries to conduct different aspects of its business, losses incurred by the individual subsidiary REITs and TRSs are only available to offset taxable income derived by each respective subsidiary REIT or TRS.
For the three and nine months ended September 30, 2016 the Company recorded $331 and $3,734 of income tax expense, respectively. For the three and nine months ended September 30, 2015, the Company recorded $985 and $2,116 of income tax expense, respectively. Tax expense for the three and nine months ended September 30, 2016 and 2015 in continuing operations is comprised of state and local taxes and federal taxes primarily attributable to Gramercy Asset Management.
To the extent the Company incurs any interest or penalties on its material uncertain tax positions, these amounts will be recognized in the financial statements as interest expense and operating expense, respectively. As of September 30, 2016 and December 31, 2015, the Company did not incur any material interest or penalties.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

15. Segment Reporting
As of September 30, 2016, the Company has determined that it has two reportable operating segments: Asset Management and Investments/Corporate. The reportable segments are determined based upon the management approach, which looks to the Company’s internal organizational structure. The Company’s lines of business require different support infrastructures. All significant inter-segment balances and transactions have been eliminated.
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
The Company evaluates performance based on the following financial measures for each segment:

	Asset Management	Investments / Corporate	Total Company
Three Months Ended September 30, 2016
Total revenues	$7,250	$123,842	$131,092
Equity in net loss from unconsolidated equity investments	—	(1,138)	(1,138)
Total operating and interest expense(1)	(5,240)	(128,125)	(133,365)
Net income from continuing operations	$2,010	$(5,421)	$(3,411)

	Asset Management	Investments / Corporate	Total Company
Three Months Ended September 30, 2015
Total revenues	$5,138	$60,075	$65,213
Equity in net loss from unconsolidated equity investments	—	(1,096)	(1,096)
Total operating and interest expense(1)	(5,235)	(57,223)	(62,458)
Net income (loss) from continuing operations	$(97)	$1,756	$1,659

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

	Asset Management	Investments / Corporate	Total Company
Nine Months Ended September 30, 2016
Total revenues	$30,824	$360,238	$391,062
Equity in net loss from unconsolidated equity investments	—	(4,061)	(4,061)
Total operating and interest expense(1)	(19,222)	(353,318)	(372,540)
Net income from continuing operations	$11,602	$2,859	$14,461

	Asset Management	Investments / Corporate	Total Company
Nine Months Ended September 30, 2015
Total revenues	$17,546	$149,749	$167,295
Equity in net loss from unconsolidated equity investments	—	(974)	(974)
Total operating and interest expense(1)	(16,592)	(148,653)	(165,245)
Net income from continuing operations	$954	$122	$1,076

	Asset Management	Investments / Corporate	Total Company
Total Assets:
September 30, 2016	$27,197	$5,156,033	$5,183,230
December 31, 2015	$5,882	$5,828,636	$5,834,518

(1)
Total operating and interest expense includes operating costs on commercial property assets for the Investments/Corporate segment and costs to perform required functions under the management agreement for the Asset Management segment. Depreciation and amortization of $62,863 and $25,120 and provision for taxes of $331 and $985 for the three months ended September 30, 2016 and 2015, respectively, are included in the amounts presented above. Depreciation and amortization of $181,649 and $68,534 and provision for taxes of $3,734 and $2,116 for the nine months ended September 30, 2016 and 2015, respectively, are included in the amounts presented above.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
September 30, 2016

16. Supplemental Cash Flow Information
The following table represents supplemental cash flow disclosures for the three and nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Supplemental cash flow disclosures:
Interest paid	$59,700	$22,388
Income taxes paid	$2,614	$1,238
Proceeds from 1031 exchanges from sale of real estate	$617,538	$8,619
Use of funds from 1031 exchanges for acquisitions of real estate	$(460,191)	$(8,619)
Non-cash activity:
Fair value adjustment to noncontrolling interest in the Operating Partnership	$2,741	$(1,390)
Debt assumed in acquisition of real estate	$(45,958)	$153,877
Debt transferred in disposition of real estate	$(101,432)	$—
Treasury securities transferred in connection with defeasance of notes payable	$(144,063)	$—
Transfer of defeased note payable	$124,605	$—
Contribution of real estate assets as investment in unconsolidated equity investments	$(182,168)	$—
Redemption of units of noncontrolling interest in the Operating Partnership for common shares	$(4,159)	$(3,127)
Distribution of real estate assets from unconsolidated equity investment	$263,015	$—
Non-cash activities recognized in other comprehensive income:
Change in net unrealized loss on securities available for sale	$(459)	$6,129
Deferred losses and other non-cash activity related to derivatives	$(25,996)	$(3,248)
Non-cash effect of foreign currency translation adjustments	$(3,687)	$(309)

17. Subsequent Events
In October 2016, the Company’s board of trustees approved a fourth quarter 2016 dividend in the amount of $0.125 per share, payable on January 13, 2017 to common shareholders of record as of the close of business on December 30, 2016.
Subsequent to September 30, 2016, the Company closed on the acquisition of six industrial properties which comprise an aggregate of 1,528,223 rentable square feet and were acquired for an aggregate purchase price of approximately $136,875. The properties are 100.0% leased with lease terms ending between November 2022 and December 2033.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited, amounts in thousands, except share, per share and property data)
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
We earn revenues primarily through rental revenues on properties that we own in the United States and asset management revenues on properties owned by third parties in the United States and Europe. We also own unconsolidated equity investments in the United States, Europe, and Asia.
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
As of September 30, 2016, our wholly-owned portfolio consists of 295 properties containing an aggregate of approximately 53,306,568 rentable square feet with 98.5% occupancy. As of September 30, 2016, we have ownership interests in 46 properties with 97.6% occupancy, which are held in our unconsolidated equity investments.
As of September 30, 2016, our asset management business, which operates under the name Gramercy Asset Management, manages for third parties approximately $1,200,000 of commercial real estate assets, including approximately $871,000 of assets in Europe.
In August 2016, we partnered with TPG Real Estate, or TPG, to form Strategic Office Partners, an equity investment that will invest in single-tenant office properties in the United States. We contributed six properties to Strategic Office Partners valued at $187,500 and, in exchange, we received cash proceeds of $140,625, equivalent to TPG’s 75.0% interest in the venture, plus a 25.0% interest in Strategic Office Partners valued at $46,608. Concurrently with the initial funding of Strategic Office Partners, we received a distribution of $30,581 representing our pro rata share of loan proceeds, resulting in an initial equity investment of $16,027.
During the three months ended September 30, 2016, we acquired 16 properties aggregating 2,795,476 square feet for a total purchase price of approximately $237,432. During the nine months ended September 30, 2016, we acquired 48 properties aggregating 11,464,734 square feet for a total purchase price of approximately $862,341. Additionally, on June 30, 2016, we received 100.0% ownership of seven properties previously held in our joint venture with Duke Realty through a distribution of real estate assets by the joint venture, which had an aggregate 4,189,630 square feet and total fair value of $276,100.
During the three months ended September 30, 2016, we sold 10 properties aggregating 2,435,130 square feet for total gross proceeds of approximately $394,241. During the nine months ended September 30, 2016, we sold 20 properties aggregating 5,070,129 square feet for total gross proceeds of approximately $1,041,941. Of the properties sold during the three months ended September 30, 2016, six properties comprising an aggregate 980,825 square feet with a total value of $187,500 were contributed to Strategic Office Partners. Additionally, on June 30, 2016, we sold 74.9% of our 80.0% interest in our European joint venture with the Goodman Group to our unconsolidated equity investment in Europe, Gramercy Property Europe plc, or the Gramercy European Property Fund, for gross proceeds of $148,884 (€134,336).

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
Unless the context requires otherwise, all references to “Company,” “Gramercy,” “we,” “our,” and “us” mean Legacy Gramercy and one or more of our subsidiaries for the periods prior to the Merger closing and Gramercy Property Trust and one or more of our subsidiaries for periods following the Merger closing.
Asset and Property Management
In addition to net leased investing, we also operate a commercial real estate management business for third parties. As of September 30, 2016, this business, which operates under the name Gramercy Asset Management, manages approximately $1,200,000 of commercial properties. We manage properties for companies including KBS and the Gramercy European Property Fund.
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
In the third quarter of 2016, concurrent with the formation of Strategic Office Partners, we entered into property management and leasing agreements with Strategic Office Partners, which provide for fees related to property management, project management and leasing services. Additionally, we will receive an asset management fee of 0.35% of aggregate purchase price as well as a 5.0% promoted interest after achieving an internal rate of return of 13.5% from our investment in Strategic Office Partners.

Results of Operations
Comparison of the three months ended September 30, 2016 to the three months ended September 30, 2015
Revenues

	2016	2015	Change
Rental revenue	$100,847	$47,235	$53,612
Third-party management fees	7,172	5,153	2,019
Operating expense reimbursements	21,231	11,237	9,994
Investment income	544	445	99
Other income	1,298	1,143	155
Total revenues	$131,092	$65,213	$65,879
Equity in net loss of unconsolidated equity investments	$(1,138)	$(1,096)	$(42)

The increase of $53,612 in rental revenue is due to our wholly-owned property portfolio of 295 properties as of September 30, 2016 compared to 168 properties as of September 30, 2015.
The increase of $2,019 in third-party management fees is primarily attributable to the increase of $3,016 in incentive fees earned from KBS as well as increased revenue from our European management platform during the three months ended September 30, 2016 compared to the three months ended September 30, 2015, which is partially offset by a decrease in disposition, property management, and accounting fees earned from our contract with KBS primarily due to property sales from the portfolio subsequent to September 30, 2015.
The increase of $9,994 in operating expense reimbursements is due to our wholly-owned property portfolio of 295 properties as of September 30, 2016 compared to 168 properties as of September 30, 2015.

Expenses

	2016	2015	Change
Property operating expenses	$22,685	$11,051	$11,634
Property management expenses	4,810	4,780	30
Depreciation and amortization	62,863	25,120	37,743
General and administrative expenses	8,165	4,748	3,417
Acquisition and merger-related expenses	1,272	6,547	(5,275)
Interest expense	18,409	9,227	9,182
Loss on extinguishment of debt	13,777	—	13,777
Impairment of real estate investments	1,053	—	1,053
Provision for taxes	331	985	(654)
Net gains on disposals	(2,336)	(392)	(1,944)
Total expenses	$131,029	$62,066	$68,963
Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The increase of $11,634 is due to our wholly-owned property portfolio of 295 properties as of September 30, 2016 compared to 168 properties as of September 30, 2015.
Property management expenses are comprised of costs related to our asset and property management business. The increase of $30 in property management expenses is primarily related to the increase in the expense related to our European management platform, offset by the reduction of expenses related to KBS.
The increase of $37,743 in depreciation and amortization expense is due to our wholly-owned property portfolio of 295 properties as of September 30, 2016 compared to 168 properties as of September 30, 2015.
The increase of $3,417 in general and administrative expense is primarily related to increased legal and professional fees and as well as increased compensation costs related to the growth of the Company.
The decrease of $5,275 in acquisition and merger-related expenses is attributable to the acquisition of 16 properties in the three months ended September 30, 2016 compared to the acquisition of 16 properties and $5,195 in merger-related costs in the three months ended September 30, 2015.
The increase of $9,182 in interest expense is primarily due to increased borrowings on our unsecured revolving credit facility and term loans, our Unsecured Senior Notes and the mortgages we assumed on our real estate acquisitions subsequent to December 31, 2014.
During the three months ended September 30, 2016, we recorded loss on extinguishment of debt of $13,777 related to early termination fees and the write-off of unamortized on mortgage loan payoffs as costs incurred related to a mortgage defeasance during the period.
During the three months ended September 30, 2016, we recognized an impairment on real estate investments of $1,053 related to the properties sold during the period.
The provision for taxes was $331 and $985 for the three months ended September 30, 2016 and 2015, respectively. The decrease is primarily attributable to a decrease in federal taxes related to adjustments recorded for finalized tax returns in the periods.
During the three months ended September 30, 2016 and 2015, we realized net gains on disposal of $(2,336) and $(392) related to the disposal of 10 and two properties, respectively, during the periods.

Comparison of the nine months ended September 30, 2016 to the nine months ended September 30, 2015
Revenues

	2016	2015	Change
Rental revenue	$291,459	$117,990	$173,469
Third-party management fees	30,528	17,571	12,957
Operating expense reimbursements	65,718	29,113	36,605
Investment income	1,490	1,208	282
Other income	1,867	1,413	454
Total revenues	$391,062	$167,295	$223,767
Equity in net loss of unconsolidated equity investments	$(4,061)	$(974)	$(3,087)
The increase of $173,469 in rental revenue is due to our wholly-owned property portfolio of 295 properties as of September 30, 2016 compared to 168 properties as of September 30, 2015.
The increase of $12,957 in third-party management fees is primarily attributable to an increase of $15,451 in incentive fees earned from KBS as well as increased revenue from our European management platform during the nine months ended September 30, 2016. This increase is partially offset by a decrease in disposition, property management, asset management, and accounting fees earned from our contracts with KBS and other third parties primarily due to property sales from the managed portfolios subsequent to September 30, 2015 and the cessation of one of our third-party management contracts following the sale of nearly all of its properties as of December 31, 2015.
The increase of $36,605 in operating expense reimbursements is due to our wholly-owned property portfolio of 295 properties as of September 30, 2016 compared to 168 properties as of September 30, 2015.
For the nine months ended September 30, 2016 and September 30, 2015, other income is primarily comprised of and realized foreign currency exchange gain (loss), insurance refunds, and miscellaneous property related income.
The equity in net loss of unconsolidated equity investments of $(4,061) and $(974) for the nine months ended September 30, 2016 and 2015, respectively, represents our proportionate share of the loss generated by our unconsolidated equity investments.

Expenses

	2016	2015	Change
Property operating expenses	$70,364	$29,006	$41,358
Property management expenses	14,922	14,557	365
Depreciation and amortization	181,649	68,534	113,115
General and administrative expenses	23,892	14,299	9,593
Acquisition and merger-related expenses	5,994	13,508	(7,514)
Interest expense	57,271	23,225	34,046
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	(7,229)	—	(7,229)
Loss on extinguishment of debt	20,890	—	20,890
Impairment of real estate investments	1,053	—	1,053
Provision for taxes	3,734	2,116	1,618
Net gains on disposals	(2,336)	(593)	(1,743)
Gain on sale of European unconsolidated equity investment interests held with a related party	(5,341)	—	(5,341)
Total expenses	$364,863	$164,652	$200,211
Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The increase of $41,358 is due to our wholly-owned property portfolio of 295 properties as of September 30, 2016 compared to 168 properties as of September 30, 2015.
Property management expenses are comprised of costs related to our asset and property management business. The increase of $365 in property management expenses is primarily related to the increase in the expense related to our European management platform and incentive-based compensation expense related to KBS, offset by the reduction of overhead expenses related to KBS.
The increase of $113,115 in depreciation and amortization expense is due to our wholly-owned property portfolio of 295 properties as of September 30, 2016 compared to 168 properties as of September 30, 2015.
The increase of $9,593 in general and administrative expense is primarily related to increases in compensation costs, audit fees, rent expense and other professional fees.
The decrease of $7,514 in acquisition and merger-related expenses is attributable to $7,548 in merger-related costs incurred during the nine months ended September 30, 2015.
The increase of $34,046 in interest expense is primarily due to increased borrowings on our unsecured revolving credit facility and term loans, our unsecured senior notes and the mortgages we assumed on our real estate acquisitions subsequent to December 31, 2014.
During the nine months ended September 30, 2016, we recorded a gain of $7,229 related to the distribution of seven properties from our Duke JV during the period.
During the nine months ended September 30, 2016, we recorded loss on extinguishment of debt of $20,890 related to the unamortized premiums and discounts as well as early termination fees and defeasance costs related to the eight mortgages paid off and the one mortgage assumed by the buyer of a sold property during the period.
During the nine months ended September 30, 2016, we recognized an impairment on real estate investments of $1,053 related to the properties sold during the period.
The provision for taxes was $3,734 and $2,116 for the nine months ended September 30, 2016 and 2015, respectively. The increase is primarily attributable to an increase in federal taxes related to incentive fees recognized.
During the nine months ended September 30, 2016 and 2015, we realized net gains on disposal of $2,336 and $593 related to the disposal of 20 and five properties, respectively, during the periods.
During the nine months ended September 30, 2016, we recorded a gain of $5,341 related to the sale of our 74.9% interest in the Goodman Europe JV during the period.

Same-Store and Acquisition Portfolio Analysis
The same-store category for the three months ended September 30, 2016 and 2015 includes properties that were owned and placed in service as of July 1, 2015 and are still owned and in service as of September 30, 2016. The same-store category for the nine months ended September 30, 2016 and 2015 includes properties that were owned and placed in service as of January 1, 2015 and are still owned and in service as of September 30, 2016. The acquisition category for the three months ended September 30, 2016 and 2015 includes properties acquired and placed in service from July 1, 2015 through September 30, 2016, from the date they were acquired and placed in service through the end of the periods presented. The acquisition category for the nine months ended September 30, 2016 and 2015 includes properties acquired and placed in service during 2015 and 2016, through September 30, 2016, from the date they were acquired and placed in service through the end of the periods presented. The development and other category for the three months ended September 30, 2016 and 2015 includes build-to-suit properties that were not placed in service as of July 1, 2015 and properties sold during the periods presented. The development and other category for the nine months ended September 30, 2016 and 2015 includes build-to-suit properties that were not placed in service as of January 1, 2015 and properties sold during the periods presented. Properties considered to be under development and included in the development and other classification for the three months ended September 30, 2016 and 2015 consist of build-to-suit properties acquired as of July 1, 2015 for which we are funding the development and which are not placed in service as of July 1, 2015, as well as build-to-suit properties acquired subsequent to July 1, 2015. Properties considered to be under development and included in the development and other classification for the nine months ended September 30, 2016 and 2015 consist of build-to-suit properties acquired as of January 1, 2015 for which we are funding the development and which are not placed in service as of January 1, 2015, as well as build-to-suit properties acquired subsequent to January 1, 2015.
The financial information presented is not an alternative to GAAP. The same-store and acquisition results of operations may be calculated differently by other REITs and should be read in conjunction with our condensed consolidated financial statements and the accompanying footnotes.
The tables and discussion below present the results related to our same-store and acquisition operations.

Results of the same-store and acquisition properties in our portfolio, for the three months ended September 30, 2016 and 2015 are as follows:

	Same Store			Acquisition		Development and Other		Asset Management and Corporate		Total
	2016	2015	% Change	2016	2015	2016	2015	2016	2015	2016	2015	% Change
Revenues
Rental revenue	$46,386	$41,944	10.6%	$48,787	$1,311	$5,674	$3,980	$—	$—	$100,847	$47,235	113.5%
Third-party management fees	—	—	—%	—	—	—	—	7,172	5,153	7,172	5,153	39.2%
Operating expense reimbursements	10,405	10,675	(2.5)%	9,517	22	1,309	540	—	—	21,231	11,237	88.9%
Investment income	—	—	—%	—	—	—	—	544	445	544	445	22.2%
Other income	7	55	(87.3)%	402	—	—	—	889	1,088	1,298	1,143	13.6%
Total revenues	56,798	52,674	7.8%	58,706	1,333	6,983	4,520	8,605	6,686	131,092	65,213	101.0%
Operating Expenses
Property operating expenses	11,117	10,774	3.2%	11,626	(6)	1,841	628	(1,899)	(345)	22,685	11,051	105.3%
Property management expenses	—	—	—%	—	—	—	—	4,810	4,780	4,810	4,780	0.6%
Depreciation and amortization	27,242	22,359	21.8%	33,317	633	2,066	1,916	238	212	62,863	25,120	150.3%
General and administrative expenses	—	1	(100.0)%	4	—	—	—	8,161	4,747	8,165	4,748	72.0%
Acquisition and merger-related expenses	(7)	7	(200.0)%	1,232	1,270	—	—	47	5,270	1,272	6,547	(80.6)%
Total operating expenses	38,352	33,141	15.7%	46,179	1,897	3,907	2,544	11,357	14,664	99,795	52,246	91.0%
Operating Income	18,446	19,533	(5.6)%	12,527	(564)	3,076	1,976	(2,752)	(7,978)	31,297	12,967	141.4%
Other Income (Expense):
Interest expense	(2,811)	(3,335)	(15.7)%	(1,579)	(130)	(9)	—	(14,010)	(5,762)	(18,409)	(9,227)	99.5%
Equity in net income (loss) of unconsolidated equity investments	—	—	—%	—	—	—	—	(1,138)	(1,096)	(1,138)	(1,096)	3.8%
Gain (loss) on extinguishment of debt	(14,542)	—	100.0%	348	—	417	—	—	—	(13,777)	—	100.0%
Impairment of real estate investments	—	—	—%	—	—	(1,053)	—	—	—	(1,053)	—	100.0%
Income (loss) from continuing operations before provision for taxes	1,093	16,198	(93.3)%	11,296	(694)	2,431	1,976	(17,900)	(14,836)	(3,080)	2,644	(216.5)%
Provision for taxes	—	2	100.0%	(108)	(1)	—	—	(223)	(986)	(331)	(985)	(66.4)%
Income (loss) from continuing operations	1,093	16,200	(93.3)%	11,188	(695)	2,431	1,976	(18,123)	(15,822)	(3,411)	1,659	(305.6)%
Income (loss) from discontinued operations	—	—	—%	80	—	174	—	93	(41)	347	(41)	(946.3)%
Income (loss) before net gains on disposals	1,093	16,200	(93.3)%	11,268	(695)	2,605	1,976	(18,030)	(15,863)	(3,064)	1,618	(289.4)%
Net gains on disposals	—	—	—%	—	—	2,336	392	—	—	2,336	392	495.9%
Net income (loss)	$1,093	$16,200	(93.3)%	$11,268	$(695)	$4,941	$2,368	$(18,030)	$(15,863)	$(728)	$2,010	(136.2)%
The increase in net income of the same store properties for the three months ended September 30, 2016 compared to the three months ended September 30, 2015 is primarily due to the loss on extinguishment of debt incurred during the three months ended September 30, 2016 related to the defeasance of a mortgage loan on 11 properties during the period. Additionally there was an increase in depreciation and amortization expense related to purchase price allocation adjustments, which was largely offset by an increase in rental revenue.

Results of the same-store and acquisition properties in our portfolio, for the nine months ended September 30, 2016 and 2015 are as follows:

	Same Store			Acquisition		Development and Other		Asset Management and Corporate		Total
	2016	2015	% Change	2016	2015	2016	2015	2016	2015	2016	2015	% Change
Revenues
Rental revenue	$85,608	$75,991	12.7%	$176,003	$33,935	$29,848	$8,064	$—	$—	$291,459	$117,990	147.0%
Third-party management fees	—	—	—%	—	—	—	—	30,528	17,571	30,528	17,571	73.7%
Operating expense reimbursements	26,716	25,652	4.1%	31,806	1,713	7,196	1,748	—	—	65,718	29,113	125.7%
Investment income	—	—	—%	—	—	—	—	1,490	1,208	1,490	1,208	23.3%
Other income	11	214	(94.9)%	873	45	8	8	975	1,146	1,867	1,413	32.1%
Total revenues	112,335	101,857	10.3%	208,682	35,693	37,052	9,820	32,993	19,925	391,062	167,295	133.8%
Operating Expenses
Property operating expenses	27,349	25,697	6.4%	38,572	1,967	10,378	2,023	(5,935)	(681)	70,364	29,006	142.6%
Property management expenses	—	—	—%	—	—	—	—	14,922	14,557	14,922	14,557	2.5%
Depreciation and amortization	52,044	41,865	24.3%	111,919	20,925	17,009	5,092	677	652	181,649	68,534	165.0%
General and administrative expenses	—	—	—%	4	—	—	—	23,888	14,299	23,892	14,299	67.1%
Acquisition and merger-related expenses	—	—	—%	3,994	4,378	6	124	1,994	9,006	5,994	13,508	(55.6)%
Total operating expenses	79,393	67,562	17.5%	154,489	27,270	27,393	7,239	35,546	37,833	296,821	139,904	112.2%
Operating Income	32,942	34,295	(3.9)%	54,193	8,423	9,659	2,581	(2,553)	(17,908)	94,241	27,391	244.1%
Other Income (Expense):
Interest expense	(5,359)	(5,493)	(2.4)%	(9,865)	(3,503)	(423)	1	(41,624)	(14,230)	(57,271)	(23,225)	146.6%
Equity in net income of unconsolidated equity investments	—	—	—%	—	—	—	—	(4,061)	(974)	(4,061)	(974)	316.9%
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	—	—%	—	—	—	—	7,229	—	7,229	—	100.0%
Loss on extinguishment of debt	—	—	—%	(18,290)	—	(2,600)	—	—	—	(20,890)	—	100.0%
Impairment of real estate investments	—	—	—%	—	—	(1,053)	—	—	—	(1,053)	—	100.0%
Income (loss) from continuing operations before provision for taxes	27,583	28,802	(4.2)%	26,038	4,920	5,583	2,582	(41,009)	(33,112)	18,195	3,192	470.0%
Provision for taxes	(1)	—	100.0%	108	1	—	—	(3,841)	(2,117)	(3,734)	(2,116)	76.5%
Income (loss) from continuing operations	27,582	28,802	(4.2)%	26,146	4,921	5,583	2,582	(44,850)	(35,229)	14,461	1,076	1,244.0%
Income (loss) from discontinued operations	—	—	—%	280	—	4,488	—	277	17	5,045	17	29,576.5%
Income (loss) before net gains on disposals	27,582	28,802	(4.2)%	26,426	4,921	10,071	2,582	(44,573)	(35,212)	19,506	1,093	1,684.6%
Net gains on disposals	—	—	—%	—	—	2,336	593	—	—	2,336	593	293.9%
Gain on sale of European unconsolidated equity investment interests held with a related party	—	—	—%	—	—	—	—	5,341	—	5,341	—	100.0%
Net income (loss)	$27,582	$28,802	(4.2)%	$26,426	$4,921	$12,407	$3,175	$(39,232)	$(35,212)	$27,183	$1,686	1,512.3%
The slight decrease in net income of the same-store properties for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 is primarily due to an increase in depreciation and amortization related to purchase price allocation adjustments and the hyper-amortization of in-place lease intangible assets associated with the same leases an increase in rental revenue related to the hyper-amortization of below market lease liabilities for leases which were terminated prior to expiration, which is partially offset by an increase in rental revenue.

Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet cash requirements, including ongoing commitments to fund acquisitions of real estate assets, repay borrowings, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term and long-term liquidity requirements, including working capital, distributions, debt service and additional investments, consist of: (i) cash flow from operations; (ii) borrowings under our unsecured revolving credit facility and term loans; and, (iii) proceeds from our common equity and debt offerings. We believe these sources of financing will be sufficient to meet our short-term and long-term liquidity requirements.
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
Our ability to borrow under our 2015 Revolving Credit Facility and term loan facilities is subject to our ongoing compliance with a number of customary financial covenants including our maximum secured and unsecured leverage ratios, minimum fixed charge coverage ratios, consolidated adjusted net worth values, unencumbered asset values, occupancy rates, and portfolio lease terms.
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
Cash Flows
Net cash provided by operating activities increased $103,738 to $169,739 for the nine months ended September 30, 2016 compared to $66,001 for the same period in 2015. Operating cash flow was generated primarily by net rental revenue from our real estate investments, management fees, and distributions from unconsolidated equity investments.
Net cash provided by investing activities for the nine months ended September 30, 2016 was $352,417 compared to net cash used by investing activities of $830,876 during the same period in 2015. The increase in cash flow provided by investing activities in 2016 is primarily attributable to proceeds received from the disposition of 20 properties during the nine months ended September 30, 2016, net of any assumed mortgages.
Net cash used by financing activities for the nine months ended September 30, 2016 was $593,698 as compared to net cash provided by financing activities of $602,913 during the same period in 2015. The decrease in cash flow is primarily attributable to payoffs of certain mortgage loans, paydowns made on the unsecured revolving credit facility, and increased payment of dividends in 2016, which is offset by proceeds from the sale of common shares in 2015.

Equity Structure
Our equity structure following the reverse merger transaction reflects the equity structure of Chambers, the surviving corporation. As such, our common shares outstanding have been adjusted retroactively for all prior periods presented computed on the basis of the number of shares outstanding multiplied by the exchange ratio of 3.1898 established in the Merger Agreement. As of September 30, 2016 and December 31, 2015, our authorized capital shares consists of 1,000,000,000 shares of beneficial interest, $0.01 par value per share, of which we are authorized to issue up to 990,000,000 common shares of beneficial interest, par value $0.01 per share of our common shares and 10,000,000 preferred shares of beneficial interest, par value of $0.01, or preferred shares. There were 236,710,763 common shares issued at the closing of the Merger, representing the number of Legacy Gramercy’s outstanding shares multiplied by the exchange ratio of 3.1898, and there were 3,500,000 shares of 7.125% Series A Cumulative Redeemable Preferred Shares issued, which were exchanged from Legacy Gramercy’s outstanding 7.125% Series B Cumulative Redeemable Preferred Stock at Merger closing. As of September 30, 2016, 421,978,800 common shares and 3,500,000 preferred shares were issued and outstanding, respectively.
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
In September 2016, we issued a maximum total of 1,140,304 LTIP Units to three executives under our 2016 Equity Incentive Plan. The number of LTIPs Units actually earned by the grantees will be based on the achievement of established performance hurdles with respect to our actual and relative total shareholder returns during the period July 1, 2016 through June 30, 2019. Of the earned units, 50.0% will vest on June 30, 2019, and the remaining 50.0% will vest on June 30, 2020, based on continued employment through that date. Vested LTIP Units are convertible on a 1-for-1 basis to our common shares.

In July 2016, our board of trustees approved the establishment of an “at the market” equity issuance program, or ATM. We expect to file a prospectus supplement to our currently effective registration statement with the SEC during November 2016, pursuant to which we may offer and sell common shares with an aggregate gross sales price of up to $375,000.
In February 2015, the board of directors of legacy Gramercy approved a 1-for-4 reverse stock split of our common stock and outstanding OP Units. The reverse stock split was effective after the close of trading on March 20, 2015, and our common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange on March 23, 2015.
Share Repurchase Program
In February 2016, our board of trustees approved a share repurchase program authorizing us to repurchase up to $100,000 of our outstanding common shares. Purchases under the program will be made from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined at our discretion and will be subject to economic and market conditions, stock price, applicable legal requirements and other factors. The program may be suspended or discontinued at any time. For the nine months ended September 30, 2016, we did not repurchase any shares.
Market Capitalization
At September 30, 2016, our consolidated market capitalization was $6,169,291 based on a common share price of $9.64 per share and the closing price of our common shares on the New York Stock Exchange on September 30, 2016. Market capitalization includes consolidated debt and common and preferred shares.

Indebtedness
Mortgage Loans
Certain of our real estate assets are subject to mortgage loans. During the nine months ended September 30, 2016, we assumed $45,958 of non-recourse mortgages in connection with 11 real estate acquisitions, $12,931 associated with 2 properties distributed from the Duke JV, and entered into one non-recourse mortgage for $9,550. During the year ended December 31, 2015, we assumed $618,169 of non-recourse mortgages in connection with 42 real estate acquisitions, of which $464,292 related to mortgages on 29 properties acquired in connection with the Merger.
During the three months ended September 30, 2016, we paid off the debt on 14 properties encumbered by mortgage loans and during the nine months ended September 30, 2016, we paid off the debt on 22 properties encumbered by mortgage loans and transferred one mortgage to the buyer of the encumbered property. Additionally, during the three months ended September 30, 2016 we defeased a mortgage loan with an outstanding principal balance of $124,605 that encumbered 11 properties, through the purchase of treasury securities, which were immediately sold along with the associated debt. As a result, during the three and nine months ended September 30, 2016, we recorded net losses on early extinguishment of debt of $(13,777) and $(20,890), including net gains on extinguishment of debt of $0 and $1,930 within discontinued operations, respectively, related to unamortized deferred financing costs and mortgage premiums and discounts that were immediately expensed upon termination as well as early termination fees and defeasance fees incurred for the extinguishments. We did not pay off any mortgage loans during the three and nine months ended September 30, 2015. Our mortgage loans include a series of financial and other covenants that we have to comply with in order to borrow under them. We were in compliance with the covenants under the mortgage loan facilities as of September 30, 2016 and December 31, 2015.
2015 Credit Facility and Term Loans
At the close of the Merger on December 17, 2015, both Legacy Gramercy and Chambers terminated the Legacy Gramercy unsecured credit facilities and entered into an agreement, or the Credit Agreement, for a new $850,000 senior unsecured revolving credit facility and a $1,225,000 term loan facility, or the 2015 Term Loan with JPMorgan Chase Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated. The $850,000 senior unsecured revolving credit facility, or the 2015 Revolving Credit Facility, consists of a $750,000 U.S. dollar revolving credit facility and a $100,000 multicurrency revolving credit facility. The 2015 Term Loan consists of a $300,000 term loan facility that matures in January 2019 with one 12-month extension, or the 3-Year Term Loan, and a $750,000 term loan facility that matures in January 2021, or the 5-Year Term Loan. The 2015 Revolving Credit Facility matures in January 2020, but may be extended for two additional six month periods upon the payment of applicable fees and satisfaction of certain customary conditions. Net proceeds from the 2015 Revolving Credit Facility were used to fund acquisitions of properties and repayments of mortgage debt. Borrowings under the multicurrency loan denominated in euros and British pounds sterling are designated as non-derivative net investment hedges to mitigate the risk from fluctuations in foreign currency exchange rates. Refer to Note 10 of the accompanying financial statements for further information on our hedges. At the close of the Merger on December 17, 2015, we also entered into a new $175,000 seven-year unsecured term loan with Capital One, N.A., or the 7-Year Term Loan, which matures in January 2023.
During the first half of 2016, we amended our 5-Year Term Loan and our 7-Year Term Loan in order to remove the 0.00% rate floor on the applicable LIBOR that existed in the original loan agreements. Our unsecured borrowing facilities include a series of financial and other covenants that we have to comply with in order to borrow under the facilities. We were in compliance with the covenants under the facilities as of September 30, 2016. As of September 30, 2016, there were borrowings of $163,365 outstanding under the 2015 Revolving Credit Facility, including $93,365 (€45,000 and £33,000) on the multicurrency tranche, and borrowings of $1,225,000 outstanding under our term loans.
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

Exchangeable Senior Notes
On March 18, 2014, we issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of our Operating Partnership and are guaranteed by us on a senior unsecured basis. The Exchangeable Senior Notes mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date and will be exchangeable, under certain circumstances, for cash, for common shares or for a combination of cash and common shares, at the Operating Partnership’s election. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Operating Partnership may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100.0% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.
As of September 30, 2016, the Exchangeable Senior Notes have a current exchange rate of 41.5897 units of Merger consideration, where one unit of Merger consideration represents 3.1898 of our common shares, or approximately 132.6628 of our common shares for each $1.0 principal amount of the Exchangeable Senior Notes. The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689. The discount is being amortized to interest expense over the expected life of the Exchangeable Senior Notes. As of September 30, 2016 and December 31, 2015, the Exchangeable Senior Notes were recorded as a liability at carrying value of $108,186 and $106,581, respectively, net of unamortized discount and deferred financing costs of $6,814 and $8,419, respectively. The fair value of the embedded exchange option of the Exchangeable Senior Notes was recorded in additional paid-in-capital within shareholders’ equity of $11,726 as of September 30, 2016 and December 31, 2015.

Derivatives and Non-Derivative Hedging Instruments
As of September 30, 2016, our derivative instruments consist of interest rate swaps, which are cash flow hedges. Changes in the effective portion of the fair value of derivatives designated as hedging instruments are recognized in other comprehensive income (loss) until the hedged item expires or is recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value and the change in value of a non-hedging derivative instrument are immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and shareholders’ equity, depending on future levels of LIBOR interest rates, foreign exchange rates, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.
Borrowings on the multicurrency tranche of our 2015 Revolving Credit Facility, which are designated as non-derivative net investment hedges, are recognized at par value based on the exchange rate in effect on the date of the draw. Subsequent changes in the exchange rate of our non-derivative net investment hedge are recognized as part of the cumulative foreign currency translation adjustment within other comprehensive income (loss). Refer to Note 2 and Note 9 of the accompanying financial statements for additional information on our derivatives and non-derivative hedging instruments, including the fair value measurement of these instruments, as applicable.
The following table summarizes our derivatives and hedging instruments at September 30, 2016. The aggregate fair value of our derivatives is presented in our Condensed Consolidated Balance Sheets in derivative instruments and the aggregate carrying value of the non-derivative net investment hedges is included in the balance of our 2015 Revolving Credit Facility. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks.
Our derivatives and hedging instruments as of September 30, 2016 are as follows:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap - Waco	1 mo. USD-LIBOR-BBA	15,262 USD	4.55%	12/19/2013	12/19/2020	$882
Interest Rate Swap - Atrium I	1 mo. USD-LIBOR-BBA	19,942 USD	1.78%	8/16/2011	5/31/2018	323
Interest Rate Swap - Easton III	1 mo. USD-LIBOR-BBA	5,955 USD	1.95%	8/16/2011	1/31/2019	151
Interest Rate Swap - 5-Year Term Loan	1 mo. USD-LIBOR-BBA	750,000 USD	1.60%	12/17/2015	12/17/2020	19,515
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	175,000 USD	1.82%	12/17/2015	1/9/2023	7,742
Net Investment Hedge in EUR-denominated investments	USD-EUR exchange rate	45,000 EUR	N/A	9/28/2015	N/A	—
Net Investment Hedge in GBP-denominated investments	USD-GBP exchange rate	33,000 GBP	N/A	7/15/2016	N/A	—
Total						$28,613

Through our interest rate swaps, we are hedging exposure to variability in future interest payments on our debt facilities. At September 30, 2016, the interest rate swap derivative instruments were reported at their fair value as a net liability of $28,613. Swap (gain) loss of $(83) and $(817) for the three and nine months ended September 30, 2016, respectively, was recognized as interest expense in the Condensed Consolidated Statements of Operations with respect to interest rate swap hedge ineffectiveness, or to amounts excluded from ineffectiveness, which relates to the off-market financing element associated with certain derivatives. As discussed in the Unsecured Debt section above, during the first half of 2016 we amended our 5-Year Term Loan and our 7-Year Term Loan in order to remove the 0.00% rate floor on the applicable LIBOR that existed in the original loan agreements, and as a result, during the second quarter of 2016 we reversed previously recorded hedge ineffectiveness of $2,564. No gain or loss was recognized with respect to hedge ineffectiveness or to amounts excluded from ineffectiveness for the three and nine months ended September 30, 2015. During the three and nine months ended September 30, 2016, we reclassified $274 and $905, respectively, from accumulated other comprehensive income into interest expense related to a derivative terminated in 2015. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, we expect that $9,113 will be reclassified from other comprehensive income as an increase in interest expense for our interest rate swaps as of September 30, 2016. Additionally, we will recognize $2,923 in interest expense on a straight-line basis over the remaining original term of terminated swaps through June 2019, representing amortization of the remaining accumulated other comprehensive income balance related to the swap, and of this amount, $1,087 will be recognized in interest expense during the next 12 months.
We hedge our investments based in foreign currencies using non-derivative net investment hedges in conjunction with borrowings under the multicurrency tranche of our 2015 Revolving Credit Facility. Our non-derivative net investment hedge on our euro-denominated investments, which was entered into in September 2015, is used to hedge exposure to changes in the euro-U.S. dollar exchange rate underlying our unconsolidated net equity investments in the Gramercy European Property Fund and the Goodman Europe JV, both of which have euros as their functional currency. Our non-derivative net investment hedge on our British pound sterling-denominated investments, which was entered into in July 2016, is used to hedge exposure to changes in the British pound sterling-U.S. dollar exchange rate underlying our unconsolidated net equity investment in the Goodman UK JV and our wholly-owned property in Coventry, UK, both of which have British pounds sterling as their functional currency. At September 30, 2016, the non-derivative net investment hedge value is reported at carrying value as a net liability of $93,365, which is included in the balance of the senior unsecured revolving credit facility on the Condensed Consolidated Balance Sheets. During the three and nine months ended September 30, 2016, we recorded a net loss of $109 and $175, respectively, in other comprehensive income (loss) from the impact of exchange rates related to the non-derivative net investment hedges. No gain or loss was recognized with respect to non-derivative net investment hedge ineffectiveness, or to amounts excluded from ineffectiveness, in interest expense in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2016. When the non-derivative net investment is sold or substantially liquidated, the balance of the translation adjustment accumulated in other comprehensive income will be reclassified into earnings.
In June 2016, we entered into a foreign currency forward contract to mitigate our exposure to foreign currency exchange rate movements in the euro, specifically in relation to funds received in euros on the sale of 74.9% of our 80.0% interest in the Goodman Europe JV. The foreign currency forward was a derivative contract, which was not designated as a hedging instrument, through which we committed to deliver a certain amount of currency at a set price on a specific date in the future. The forward contract locked in our future currency exchange rate for the term of the contract, thus minimizing our exposure to rate fluctuations during this period. We settled the contract on July 7, 2016. During the three and nine months ended September 30, 2016, we recognized net income (loss) of $128 and $(22), respectively, in other income on the Condensed Consolidated Statements of Operations, related to the change in the value of the euro-denominated asset underlying the contract. Changes in the fair value of our foreign currency forward contract have been recognized in other income on our Condensed Consolidated Statements of Operations.

Contractual Obligations
We are obligated to fund capital expenditures related to our real estate investments, which primarily consist of expenditures to maintain assets, tenant improvement allowances and other construction or expansion obligations under tenant leases, and leasing commissions. As of September 30, 2016, we had commitments relating to tenant improvement allowances and funding obligations under leases totaling approximately $28,897 that are expected to be funded over the next five years. In September 2016, we acquired a parcel of land in Summerville, South Carolina, on which we are funding construction of a 240,800 square foot manufacturing facility with estimated total project costs of $31,201 that will be 100.0 % leased upon completion. Additionally, we are obligated to fund the development of a build-to-suit property in Round Rock, Texas, which is a consolidated VIE, and upon substantial completion of the development to acquire the property 100.0% leased through a forward purchase contract. Our remaining future commitment for these build-to-suit properties at September 30, 2016 is approximately $47,460.
As of September 30, 2016, we have funded $55,892 (€50,000) to the Gramercy European Property Fund, representing our total funding commitment to the Gramercy European Property Fund. As of December 31, 2015, we had funded $25,663 (€23,160) to the Gramercy European Property Fund. Since inception, all equity investors, including Gramercy, have collectively committed and funded $395,213 (€352,500) in equity capital to the Gramercy European Property Fund. As of September 30, 2016, the commitments of all equity investors to the Gramercy European Property Fund have been fully funded. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on September 30, 2016, in the case of unfunded commitments.
We have committed to fund $100,000 to Strategic Office Partners, of which $16,618 has been funded as of September 30, 2016. See Note 5, “Unconsolidated Equity Investments,” in the Condensed Consolidated Financial Statements for further information on the Gramercy European Property Fund and Strategic Office Partners.
Combined aggregate principal maturities and future minimum payments of our unsecured debt obligations, non-recourse mortgages, Senior Unsecured Notes, Exchangeable Senior Notes, and ground leases, in addition to associated interest payments, as of September 30, 2016 are as follows:

	2015 Revolving Credit Facility	Term Loans	Mortgage Notes Payable	Senior Unsecured Notes	Exchangeable Senior Notes	Ground Leases	Interest Payments	Total
October 1 through December 31, 2016	$—	$—	$3,558	$—	$—	$432	$14,085	$18,075
2017	—	—	63,995	—	—	1,728	54,530	120,253
2018	—	—	91,291	—	—	1,731	51,469	144,491
2019	—	300,000	39,936	—	115,000	1,740	42,599	499,275
2020	163,365	—	58,907	—	—	1,732	36,715	260,719
Thereafter	—	925,000	103,514	150,000	—	48,391	58,080	1,284,985
Above market interest	—	—	—	—	—	—	(651)	(651)
Total	$163,365	$1,225,000	$361,201	$150,000	$115,000	$55,754	$256,827	$2,327,147
We have several office locations, which are each subject to operating lease agreements. These office locations include our corporate office at 521 Fifth Avenue, New York, New York, and our seven regional offices located across the United States and Europe. Additionally, in April 2016, we entered into a lease for a new corporate office location at 90 Park Avenue, New York, New York. We will relocate to the new office upon completion of improvements to the space, which is projected to be in the fourth quarter of 2016.

Leasing Agreements
Future minimum rental revenue under non-cancelable leases, excluding reimbursements for operating expenses, as of September 30, 2016 are as follows:

Operating Leases
October 1 to December 31, 2016	$86,390
2017	347,694
2018	341,886
2019	320,834
2020	295,084
Thereafter	1,762,937
Total minimum lease rental income	$3,154,825
Future straight-line rent adjustments under non-cancelable leases as of September 30, 2016 are as follows:

Straight-line Rent Adjustments
October 1 to December 31, 2016	$6,112
2017	23,256
2018	12,766
2019	6,671
2020	1,607
Thereafter	(83,456)
Total straight-line rent adjustments	$(33,044)
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

Dividends
To maintain our qualification as a REIT, we must pay annual dividends to our shareholders of at least 90.0% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable. Dividends declared during 2015 and 2016 are as follows:

Quarter Ended	Common dividends per share (1)	Preferred dividends per share
March 31, 2015	$0.063	$0.445
June 30, 2015	$0.069	$0.445
September 30, 2015	$0.069	$0.445
December 31, 2015	$0.078	$0.445
March 31, 2016	$0.110	$0.445
June 30, 2016	$0.110	$0.445
September 30, 2016	$0.110	$0.445

(1)	Common dividends declared for a quarter are accrued for during the quarter and then paid to common shareholders of record as of the end of the quarter during the month following the quarter-end.
Transactions with Trustee Related Entities and Related Parties
On June 30, 2016, we entered into an agreement to sell 74.9% of our outstanding 80.0% interest in the Goodman Europe JV to the Gramercy European Property Fund, in which we have a 14.2% interest as of September 30, 2016. The Company has committed and funded total capital of $55,892 (€50,000) and the Company’s CEO, who is on the board of directors, also has capital commitments to the investment, as noted below. We sold 74.9% of our interest in the Goodman Europe JV to the Gramercy European Property Fund for gross proceeds of $148,884 (€134,336). The sale of 74.9% of our interest in the Goodman Europe JV resulted in us recording a gain of $5,341 primarily related to depreciation and amortization recorded since Merger closing date. This gain amount is recorded as a gain on sale of unconsolidated equity investment interests held with a related party on our Condensed Consolidated Statements of Operations for the nine months ended September 30, 2016. Following the sale transaction, we have a continuing 5.1% interest in the Goodman Europe JV. The transaction was entered into in order to achieve efficiencies from the combination of the two European platforms.
Our CEO, Gordon F. DuGan, is on the board of directors of the Gramercy European Property Fund and has invested approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Asset Management have collectively invested approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on September 30, 2016, in the case of unfunded commitments.
One of the properties acquired in December 2015 as part of the Merger was partially leased to Duke Realty, our partner in the Duke JV. Duke Realty acted as the managing member of the Duke JV which was dissolved in July 2016 as described in Note 5, and as such provided asset management, construction, development, leasing and property management services, for which it was entitled to receive fees as well as a promoted interest. From the date of the Merger through lease expiration in May 2016, Duke Realty leased 30,777 square feet of one of our office properties located in Minnesota which had an aggregate 322,551 rentable square feet. Duke Realty paid us $333 under the lease for the nine months ended September 30, 2016. See Note 5 for more information on our transactions with the Duke JV.
We acquired three properties in January 2015 in an arms-length transaction from affiliates of KTR Capital Partners, a private industrial real estate investment company, for which one of our trustees, Jeffrey Kelter, served as Chief Executive Officer and Chairman of the Board. The properties are located in Milwaukee, Wisconsin, comprise an aggregate 450,000 square feet and were acquired for an aggregate purchase price of approximately $19,750.

Non-GAAP Financial Measures
We use the following non-GAAP financial measures that we believe are useful to investors as a key supplemental measure of our operating performance: funds from operations attributable to common shareholders and unitholders, or FFO, core funds from operations attributable to common shareholders and unitholders, or Core FFO, and adjusted funds from operations attributable to common shareholders and unitholders, or AFFO. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment write-downs of investments in depreciable real estate and investments in in-substance real estate investments and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to noncontrolling interests and gains/losses from discontinued operations and after adjustments for unconsolidated entities.
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

FFO, Core FFO and AFFO for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to common shareholders	$(2,508)	$431	$22,355	$(2,947)
Add:
Depreciation and amortization	62,863	25,120	181,649	68,534
FFO adjustments for unconsolidated equity investments	2,034	178	20,805	377
Net (income) loss attributed to noncontrolling interest	221	20	152	(43)
Net (income) loss from discontinued operations	(347)	41	(5,045)	(17)
Impairment of real estate investments	1,053	—	1,053	—
Less:
Non real estate depreciation and amortization	(205)	(214)	(672)	(653)
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	—	(7,229)	—
Gain on sale of European unconsolidated equity investment interests held with a related party	—	—	(5,341)	—
Net gain from disposals	(2,336)	(392)	(2,336)	(593)
Funds from operations attributable to common shareholders and unitholders	$60,775	$25,184	$205,391	$64,658
Add:
Acquisition costs	1,272	1,352	5,994	5,960
Core FFO adjustments for unconsolidated equity investments	508	1,047	7,429	1,047
Merger related costs	—	5,195	—	7,548
Loss on extinguishment of debt	13,777	—	18,960	—
European Fund setup costs	—	—	—	221
Net income from discontinued operations related to properties	347	—	5,140	—
Mark-to-market on interest rate swaps	(83)	—	(817)	—
Less:
Recovery of servicing advances	—	(1,071)	—	(1,071)
Core funds from operations attributable to common shareholders and unitholders	$76,596	$31,707	$242,097	$78,363
Add:
Non-cash share-based compensation expense	1,282	1,048	3,704	2,731
Amortization of market lease assets	3,578	699	11,254	2,632
Amortization of deferred financing costs and non-cash interest	(409)	404	(214)	1,270
Amortization of lease inducement costs	86	87	259	183
Non-real estate depreciation and amortization	205	214	672	653
Amortization of free rent received at property acquisition	481	1,161	1,237	2,886
Less:
AFFO adjustments for unconsolidated equity investments	1,761	(117)	1,352	(119)
Straight-lined rent	(6,368)	(3,456)	(19,084)	(8,940)
Amortization of market lease liabilities	(8,137)	(4,997)	(21,586)	(12,997)
Adjusted funds from operations attributable to common shareholders and unitholders	$69,075	$26,750	$219,691	$66,662
Funds from operations per share – basic	$0.14	$0.14	$0.48	$0.38
Funds from operations per share – diluted	$0.14	$0.13	$0.48	$0.37

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Core funds from operations per share – basic	$0.18	$0.17	$0.57	$0.46
Core funds from operations per share – diluted	$0.18	$0.17	$0.57	$0.45
Adjusted funds from operations per share – basic	$0.16	$0.14	$0.52	$0.39
Adjusted funds from operations per share – diluted	$0.16	$0.14	$0.51	$0.38
Basic weighted average common shares outstanding – EPS	420,772,508	183,945,495	423,542,467	169,781,590
Weighted average non-vested share based payment awards	3,170,302	—	—	—
Weighted average partnership units held by noncontrolling interest	1,017,326	1,498,785	1,199,312	1,582,067
Weighted average common shares and units outstanding	424,960,136	185,444,280	424,741,779	171,363,657
Diluted weighted average common shares and common share equivalents outstanding – EPS (1)	420,772,508	187,683,631	427,163,126	169,781,590
Weighted average partnership units held by noncontrolling interest	1,017,326	—	—	1,582,067
Weighted average non-vested share based payment awards	3,519,584	—	—	2,969,744
Weighted average share options	58,270	—	—	44,624
Phantom shares	—	—	—	514,834
Dilutive effect of Exchangeable Senior Notes	3,336,987	—	—	658,380
Diluted weighted average common shares and units outstanding	428,704,675	187,683,631	427,163,126	175,551,239

(1)
For the three months ended September 30, 2016 and nine months ended September 30, 2015, the diluted weighted average share calculations, which represent the denominator in diluted earnings per share, exclude potentially dilutive securities because including them would have been anti-dilutive during the periods.

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

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	reduction in cash flows received from our investments;

•	volatility or reduction in the value or uncertain timing in the realization of our Retained CDO Bonds;

•	our ability to profitably dispose of non-core assets;

•	the high tenant concentration of one tenant, Bank of America, N.A.;

•	availability of, and ability to retain, qualified personnel and trustees;

•	changes to our management and board of trustees;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to real estate and zoning laws, laws governing the taxation of REITs or the exemptions from registration as an investment company);

•	environmental and/or safety requirements and risks related to natural disasters;

•	declining real estate valuations and impairment charges;

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investment in commercial real estate with fixed rate, non-recourse mortgage financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decrease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps to manage our exposure to interest rate changes. We currently have a 2015 Revolving Credit Facility, several term loans and several mortgage notes payable which are based upon a floating rate which have an aggregate outstanding balance of $1,429,524 at September 30, 2016, of which $966,159 is hedged effectively by interest rate swaps which we believe will mitigate the interest rate risk related to these borrowings.

The following chart shows our floating rate debt instruments, including debt that is hedged by interest rate swaps, and the related interest rates, maturity dates and balances as of September 30, 2016:

Floating Rate Debt Instrument	Unswapped Interest Rate	Effective Interest Rate(1)	Maturity Date	Balance at September 30, 2016
2015 Revolving Credit Facility - U.S. dollar tranche(2)	1.51%	1.51%	1/8/2020	$70,000
2015 Revolving Credit Facility - Multicurrency tranche(2)	1.07%	1.07%	1/8/2020	93,365
3-Year Term Loan(2)	1.66%	1.66%	1/8/2019	300,000
5-Year Term Loan	1.66%	2.70%	1/8/2021	750,000
7-Year Term Loan	2.05%	3.34%	1/9/2023	175,000
Mortgage note payable - Waco	2.62%	4.55%	12/19/2020	15,262
Mortgage note payable - Atrium I	2.53%	3.78%	5/31/2018	19,942
Mortgage note payable - Easton III	2.53%	3.95%	1/31/2019	5,955
Total Floating Rate Debt Instruments				$1,429,524

(1)	Represents the rate at which interest expense is recorded for financial reporting purposes, which reflects the amortization of any discounts/premiums, excluding debt issuance costs.

(2)	These floating rate debt instruments are not hedged by interest rate swaps.
The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the interest rate risk related to the 2015 Revolving Credit Facility and $300,000 of the balance on the term loans:

Change in LIBOR	Projected Decrease in Net Income
Base case
+100 bps	$(1,184)
+200 bps	$(2,368)
+300 bps	$(3,552)
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

Foreign Currency Exchange Rate Risk
We have investments, either directly or through unconsolidated equity interest, in Europe, Asia and Canada and we operate an asset management business and have capital commitments to an equity investment in Europe. As a result, we are subject to risk from the effects of exchange rate risk from the effects of exchange rate movements in the euro, the British pound sterling, and the Canadian dollar, which may affect future costs and cash flows. We hedge our foreign currency exposure related to our foreign investments primarily by financing our investments in the local currency denominations and through the use of net investment hedge instruments. Additionally, we may enter into foreign currency forward contracts to manage our exposure to foreign currency exchange rate movements. We have historically been a net payer of various foreign currencies (we pay out more cash than we receive), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. In the future, we expect to be a net receiver of various foreign currencies as our commitments to the Gramercy European Property Fund have been fully funded.
As of September 30, 2016 and December 31, 2015, we had outstanding borrowings of $93,365 (€45,000 and £33,000) and $21,724 (€20,000), respectively, under the multicurrency tranche of our 2015 Revolving Credit Facility, which we designated as a non-derivative net investment hedging instrument pursuant to ASC 815 to mitigate our risk from fluctuations in the exchange rates between the U.S. dollar and both the euro and British pound sterling. Our unhedged net investment in foreign currencies was $15,007 and $1,661 as of September 30, 2016 and December 31, 2015, respectively, based on the period ending U.S. dollar values of the hedge of $93,365 and $21,724, respectively. For the three and nine months ended September 30, 2016, we recorded net losses of $1,120 and $3,687, respectively, in other comprehensive income (loss) related to our foreign currency exposure. For the three and nine months ended September 30, 2016, we recognized realized foreign currency transaction gains (losses) of $185 and $104, respectively, and no unrealized foreign currency transaction gains or losses. For the three and nine months ended September 30, 2015, we recognized net realized foreign currency transaction gains (losses) of $15 and $25, respectively, and no unrealized foreign currency transaction gains or losses. Foreign currency transaction gains and losses are included in other income on the Condensed Consolidated Statement of Operations.

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

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
(Dollar amounts in thousands)
Legacy Gramercy, its board of directors, Chambers and/or Merger Sub are named as defendants in two pending putative class action lawsuits brought by purported Legacy Gramercy stockholders challenging the Merger. Two suits that were separately filed in New York Supreme Court, New York County, captioned (i) Berliner v. Gramercy Property Trust, et al., Index No. 652424/2015 (filed July 9, 2015) and (ii) Gensler v. Baum, et al., Index No. 157432/2015 (filed July 22, 2015), have been consolidated into a single action under the caption In re Gramercy Property Trust Stockholder Litigation, Index No. 652424/2015 (the “New York Action”). In addition, four suits that were separately filed in Circuit Court for Baltimore City, Maryland, captioned (i) Jobin v. DuGan, et al., Case No. 24C15003942 (filed July 27, 2015); (ii) Vojik v. Gramercy Property Trust, et al., Case No. 24C15004412 (filed August 25, 2015); (iii) Hoffbauer et al. v. Chambers Street Properties, et al., 24C15004904 (filed September 24, 2015) (originally filed as two separate suits in the Circuit Court for Baltimore County, Maryland, captioned Plemons v. Chambers Street Properties, et al., Case No. 03C15007943 (filed July 24, 2015) and Hoffbauer et al. v. Chambers Street Properties, et al., Case No. 03C15008639 (filed August 12, 2015), and refiled as a single action in the Circuit Court for Baltimore County on September 24, 2015); and (iv) Morris v. Gramercy Property Trust, et al., Case No. 24C15004972 (filed September 28, 2015) have been consolidated into a single action under the caption Glenn W. Morris v. Gramercy Property Trust Inc. et al., Case No. 24C15004972 (the “Maryland Action,” and together with the New York Action, the “Actions”). The complaints allege, among other things, that the directors of Legacy Gramercy breached their fiduciary duties to Legacy Gramercy stockholders by agreeing to sell the Company for inadequate consideration and agreeing to improper deal protection terms in the merger agreement, and that the preliminary joint proxy statement/prospectus filed with the SEC on Form S4 on September 11, 2015 was materially incomplete and misleading. The complaints also allege that Chambers, Merger Sub and/or Legacy Gramercy aided and abetted these purported breaches of fiduciary duty. The amended complaint in the Morris consolidated action also asserts derivative claims on behalf of Legacy Gramercy for breach of fiduciary duty against the directors of Legacy Gramercy. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief, an award of damages and/or costs/attorney fees.
On December 7, 2015, the parties to the Actions entered into a Memorandum of Understanding (the “MOU”), which provides for the settlement of the Actions. While the defendants in the Actions continue to vigorously deny all allegations of wrongdoing, fault, liability or damage to any of the plaintiffs or the class of stockholders of Legacy Gramercy, and believe that no supplemental disclosure is required under the applicable law, in order to (i) avoid the burden, inconvenience, expense and distraction of further litigation in connection with the Actions, (ii) finally put to rest and terminate all of the claims that were or could have been asserted against the defendants in the Actions and (iii) permit the Merger to proceed without risk of the courts in New York or Maryland ordering an injunction or damages in connection with the Actions, Chambers and Legacy Gramercy agreed, without admitting any liability or wrongdoing, pursuant to the terms of the MOU, to make certain supplemental disclosures related to the Merger, which were set forth in Legacy Gramercy’s Current Report on Form 8K filed with on December 7, 2015.
Pursuant to the MOU, the parties entered into a stipulation of settlement. The stipulation of settlement is subject to customary conditions, including, among other things, court approval following notice to Legacy Gramercy stockholders. On November 2, 2016, the court entered an order preliminarily approving the settlement and scheduling a hearing to consider the fairness, reasonableness and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims by stockholders of Legacy Gramercy challenging the Merger, the Merger Agreement and any disclosure made in connection therewith, pursuant to terms that will be set forth in the notice sent to Legacy Gramercy stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition for an award of attorneys’ fees and expenses to be paid by Gramercy or its successor. There can be no assurance that the court will approve the settlement. In the event that the settlement is not approved or that the conditions are not satisfied, the settlement may be terminated.

On October 1, 2015, a putative class action lawsuit was filed in the Superior Court of New Jersey, Law Division, Mercer County by a purported shareholder of Chambers. The action, captioned Elstein v. Chambers Street Properties et al., Docket No. L00225415 (the “New Jersey Action”), names as defendants Chambers, its board of trustees and Legacy Gramercy. The complaint alleges, among other things, that the trustees of Chambers breached their fiduciary duties to Chambers’ shareholders by agreeing to the Merger after a flawed sales process and by approving improper deal protection terms in the merger agreement, and that Legacy Gramercy aided and abetted these purported breaches of fiduciary duty. The complaint also alleges that the preliminary joint proxy statement/prospectus was materially misleading and incomplete. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief and an award of damages.
On December 3, 2015, the parties to the New Jersey Action entered into a Stipulation of Settlement providing for the settlement of the New Jersey Action. While the defendants in the New Jersey Action continue to vigorously deny all allegations of wrongdoing, fault, liability or damage to any of the plaintiffs or the class of shareholders of Chambers, and believe that no supplemental disclosure is required under the applicable law, in order to (i) avoid the burden, inconvenience, expense and distraction of further litigation in connection with the New Jersey Action, (ii) finally put to rest and terminate all of the claims that were or could have been asserted against the defendants in the New Jersey Action and (iii) permit the Merger to proceed without risk of the Superior Court of New Jersey ordering an injunction or damages in connection with the New Jersey Action, Chambers and Legacy Gramercy agreed, without admitting any liability or wrongdoing, pursuant to the terms of the Stipulation of Settlement, to make certain supplemental disclosures related to the Merger, all of which were set forth in Legacy Gramercy’s Current Report on Form 8K filed with on December 7, 2015. The Stipulation of Settlement is subject to customary conditions, including court approval following notice to the Chambers shareholders. On April 4, 2016, the court granted preliminary approval of the settlement. On July 1, 2016 the court issued a final order approving the settlement.
The defendants believe the lawsuits are without merit.
In December 2010, we sold our 45.0% joint venture interest in the leased fee of the 2 Herald Square property in New York, New York, for approximately $25,600 plus assumed mortgage debt of approximately $86,100, or the 2 Herald Sale Transaction. Subsequent to the closing of the transaction, the New York City Department of Finance, or the NYC DOF, and New York State Department of Taxation, or the NYS DOT, issued notices of determination assessing, in the case of the NYC DOF notice, approximately $2,924 of real property transfer tax, plus interest, and, in the case of the NYS DOT notice, approximately $446 of real property transfer tax, plus interest, collectively, the Transfer Tax Assessments, against us in connection with the 2 Herald Sale Transaction.
In September 2013, we filed a petition challenging the NYC DOF Transfer Tax Assessment with the New York City Tax Appeal Tribunal. In July 2014, we filed a similar petition challenging the NYS DOT Transfer Tax Assessment. Trial of our NYC DOF Transfer Tax Assessment appeal was completed in December 2014.
In April 2015, a New York City Administrative Law Judge denied our petition challenging the NYC DOF Transfer Tax Assessment and ruled that we were liable for the NYC DOF Transfer Tax Assessment. In July 2015, we appealed the adverse Administrative Law Judge decision to the New York City Tax Appeals Tribunal, or the NYC Tribunal. In July 2016, the NYC Tribunal denied our appeal. In November 2016, we appealed the adverse decision of the NYC Tribunal to the Appellate Division of the Supreme Court of New York. A decision by the Appellate Division is expected in the second quarter of 2017.
In June 2016, a New York State Administrative Law Judge ruled in our favor in connection with the NYS DOT Transfer Tax Assessment. In July 2016, NYS DOT appealed the adverse Administrative Law Judge decision to the New York State Tax Appeals Tribunal, or the NYS Tribunal. A hearing before the NYS Tribunal is expected in the first quarter of 2017.
In April 2015, to stop the accrual of additional interest while our appeal is pending, we paid the NYC DOF $4,025 in full satisfaction of the NYC DOF Transfer Tax Assessment and the NYS DOT $617 in full satisfaction of the NYS DOF Transfer Tax Assessment. There was no additional interest recorded in discontinued operations for the matter for the three and nine months ended September 30, 2016. There was $0 and $68 of additional interest recorded in discontinued operations for the matter for the three and nine months ended September 30, 2015, respectively.
In connection with our property acquisitions and the Merger, we determined that there is a risk we will have to pay future amounts to tenants related to continuing operating expense reimbursement audits. We have estimated a range of loss and determined that our best estimate of total loss is $8,000, including $1,000 related to the Merger, which has been accrued and recorded in other liabilities as of September 30, 2016. We have determined that there is a reasonable possibility that a loss may be incurred in excess of $8,000 and estimate this range to be $8,000 to $13,000.
In addition, we and/or one or more of our subsidiaries are party to various litigation matters that are considered routine litigation incidental to our business, none of which are considered material.

ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 17 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 and filed with the SEC. Please review the Risk Factors set forth in the Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Form of LTIP Unit Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2016.
10.2	Form of LTIP Restricted Share Unit Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2016.
10.3	Form of LTIP Restricted Share Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2016.
10.4
First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of GPT Operating Partnership LP, dated as of September 29, 2016, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2016.

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

GRAMERCY PROPERTY TRUST

Dated: November 7, 2016	By:/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)