Form 10-K
period 2016-12-31
Gramercy Property Trust
filed 2017-03-01
CIK 1297587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . to .
Commission File No. 1-35933

(Exact name of registrant as specified in its charter)

Maryland	56-2466617
(State or other jurisdiction incorporation or organization)	(I.R.S. Employer of Identification No.)

90 Park Avenue, 32nd Floor, New York, NY 10016 (Address of principal executive offices – zip code)	(212) 297-1000 (Registrant’s telephone number, including area code)

Gramercy Property Trust
521 5th Avenue, 30th Floor, New York, NY 10175
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

As of February 24, 2017, the Registrant had 141,396,503 common shares outstanding. The aggregate market value of common shares held by non-affiliates of the registrant (139,564,210 shares) at June 30, 2016, was $3,860,346,049. The aggregate market value was calculated by using the closing price of the common shares as of that date on the New York Stock Exchange, which was $27.66 per share.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Definitive Proxy Statement for its 2017 Annual Meeting of Shareholders expected to be filed within 120 days after the close of the registrant’s fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

GRAMERCY PROPERTY TRUST

FORM 10-K
TABLE OF CONTENTS
10-K PART AND ITEM NO.

Part I
ABOUT US
Gramercy Property Trust, a Maryland real estate investment trust ("REIT"), is a leading global investor and asset manager of commercial real estate. We specialize in acquiring and managing income producing commercial real estate leased to high quality tenants in major markets throughout the United States and Europe.
Our commercial real estate holdings are predominantly comprised of industrial properties comprising 68.0% of our Annualized Base Rent (“ABR”) as of December 31, 2016. We also own a number of single and multi-tenant office properties and a portfolio of specialty retail assets, which include retail bank branches, fitness centers and rental car facilities.
At December 31, 2016, our wholly-owned industrial portfolio was comprised of 56.2 million aggregate rentable square feet with a total ABR of $264.7 million and an average building age of approximately 20 years. The industrial portfolio's largest markets at year end (weighted by ABR) were Chicago, Indianapolis, Dallas, Los Angeles, Baltimore/Washington, Atlanta, Central Pennsylvania, Charleston, Memphis and Spartanburg. Our wholly-owned office portfolio was comprised of 7.1 million aggregate rentable square feet with a total ABR of $103.6 million. Lastly, our wholly-owned specialty retail portfolio was comprised of 1.6 million aggregate rentable square feet of building space with a total ABR of $20.8 million that we lease to fitness centers, a rental car operator and various retail bank branches in infill locations, predominantly leased by Bank of America, N.A.
As of December 31, 2016, our wholly-owned portfolio had 98.5% occupancy and a weighted average remaining lease term of 7.6 years (based on ABR). Our tenants at year end were 34.9% investment grade rated or were the subsidiaries of parents with investment grade ratings (based on ABR). The top 5 five tenants by ABR include Bank of America, N.A. (5.9%), Healthy Way of Life II, LLC (d.b.a Life Time Fitness) (4.3%), The Clorox International Company (2.2%), Amazon.com, Inc. (2.0%), and JPMorgan Chase Bank, N.A. (1.6%).
As of December 31, 2016, we also own unconsolidated equity investments comprised of industrial and office properties with an aggregate 12.6 million rentable square feet and an average base rent per square foot of $6.17 (based on ABR).
Corporate Structure
We were formed as a Maryland REIT in March 2004. In December 2015, we completed a merger (the “Merger”) of Gramercy Property Trust Inc. ("Legacy Gramercy") into Chambers Street Properties ("Chambers"), with Chambers as the surviving entity. Following the Merger, we changed our name to “Gramercy Property Trust” and our New York Stock Exchange (“NYSE”) trading symbol to “GPT.”
Our operating partnership, GPT Operating Partnership LP (the "Operating Partnership") indirectly owns (i) all of our consolidated real estate investments, (ii) our interests in unconsolidated investments, and (iii) the entities that conduct our third-party asset management operations. We are the sole general partner of the Operating Partnership. The Operating Partnership is the 100.0% owner of all of its direct and indirect subsidiaries. As of December 31, 2016, third-party holders of limited partnership interests owned approximately 0.46% of the Operating Partnership.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code") and generally will not be subject to U.S. federal income taxes to the extent we timely distribute our taxable income, if any, to our shareholders. We have in the past established, and may in the future establish, taxable REIT subsidiaries ("TRSs") to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities.
Unless the context requires otherwise, all references to “Company,” “Gramercy,” “we,” “our,” and “us” mean Legacy Gramercy and one or more of its subsidiaries for periods prior to the Merger closing and Gramercy Property Trust and one or more of its subsidiaries for periods following the Merger closing.
Investment Strategy
Our strategy is to focus on stabilized, income producing industrial properties and to pursue office properties on an opportunistic basis. We believe industrial properties offer compelling risk adjusted returns in the net leased marketplace. In our experience, industrial assets have more stable tenancy and a more direct and critical relationship to the tenant’s underlying operations. Industrial assets also have lower carrying costs when vacant, lower re-leasing costs to replace tenants and lower ongoing capital requirements during the period of ownership.
Focus on Real Estate Fundamentals
We believe that real estate underwriting is an important aspect of our investment process in the net lease market, and that traditional real estate fundamentals will be the primary driver of investment performance in the current environment, in contrast to past practices where long lease terms and tenant credit quality were the primary drivers.
Target Real Estate Markets with Attractive Fundamentals - We plan to concentrate our investment activity in select target markets with the following characteristics: growing populations, high quality infrastructure, diversified local economies with multiple economic drivers, strong demographics, pro-business local governments and high quality local labor pools. We believe that these markets offer a higher probability of producing long-term rent growth and/or capital appreciation. As of December 31, 2016, approximately 87.2% of our portfolio (based on ABR) is located in our target markets.

Buy and Own Properties with Contract Rents that are Competitive with Market Rents - We target properties with contract rents that are competitive with rents for similar properties in the market as a way to reduce the volatility of cash flows that can occur upon the expiration of a lease or the loss of a tenant.
Properties with Long Lease Terms - We generally target properties that have between five and 20 years of lease term. We believe that longer lease terms provide more stable cash flows, are less susceptible to short term changes in market conditions and require less capital expenditures to maintain tenancy. We will consider properties with shorter lease terms individually or as part of portfolio transactions where we view the in-place rents to be below market, where we believe the tenant is highly entrenched and there is a high likelihood of renewal or where compelling returns can be achieved. While this is not a primary driver, it is still an important consideration.
Properties Acquired at Above Market Yields Due to Some Market Inefficiency - We seek opportunities to acquire properties at attractive prices due to a mispricing of tenant credit or real estate risk, or a misunderstanding of the nature of the investment that may limit the competitive environment.
Target Mission Critical, Non-Traditional Net Leased Properties - We target specialized properties that we believe fall outside many traditional institutional investor parameters, but offer unique utility to a tenant or an industry and can therefore be acquired at attractive yields relative to the underlying risk. We look for properties that are difficult or costly to replicate due to a specific location, special zoning, unique physical attributes, below market rents or a significant tenant investment in the facility, all of which contribute to a higher probability of tenant renewals. Examples of specialized properties include cross-dock truck terminals, cold storage facilities, parking facilities, air-freight facilities, steel distribution facilities, properties with high parking requirements and other mission critical facilities.
Target Transactions Where We Have a Competitive Advantage
Individual Properties - We seek to acquire individual properties where the size of the transaction causes less competition from larger institutions who generally look for larger properties and portfolios. We have a robust investment and asset management team across our regional offices that can negotiate, underwrite and acquire smaller properties efficiently, which we believe gives us a competitive advantage over many local and regional investors that typically compete for these acquisitions.
Sale Leasebacks - We believe our management team is among the most experienced and well known in the sale leaseback industry, with long-standing contacts and reputations among bankers, advisors and private equity firms. We believe that we can source and effectively compete on sale leaseback transactions and believe that there will be an increasing number of such opportunities due to still extensive holdings of commercial real estate on corporate balance sheets, financial metrics which discourage such ownership and the relative attractiveness of the capital that we and others in the sale leaseback industry can offer.
Portfolios - We believe there may be opportunities to purchase portfolios of properties from existing owners who are either investor owners or corporations that occupy their properties. We believe that we will have the opportunity to purchase portfolios in exchange for cash, our common shares, units of limited partnership interest in our Operating Partnership or a combination thereof. The market for large portfolios is currently very competitive with many well-capitalized buyers actively bidding for these portfolios and we expect this market to remain competitive for the foreseeable future.
Build-to-Suits - Our management team has extensive experience in build-to-suit transactions whereby we provide construction funding for a property that we acquired or will ultimately acquire. In a build-to-suit transaction, we generally pre-lease all or substantially all of the property to a single tenant under a long-term lease. We believe this allows us to acquire attractive new buildings at favorable pricing because there is less competition for such investments due to other investors’ relative lack of experience with build-to-suits, the difficulties in obtaining inexpensive asset level financing and a lack of a mandate to make such investments.
Properties Acquired as Part of a Portfolio - We seek opportunities to acquire net leased property portfolios that, through individual asset sales, lease restructurings and other value-add activities, can be transformed into high quality net leased portfolios.
Actively Manage the Portfolio
Seek Opportunities to Extend Leases through Expansions or Capital Investments - We focus on net leased investment properties where, in our view, there is the potential to invest incremental capital or expand buildings to accommodate a tenant’s business, extend lease terms and increase the value of a property. We believe these opportunities can generate attractive returns due to the nature of the relationship between the landlord and tenant.
Acquire Assets with Cycle-Low Rent Levels - We target industrial and office properties with rents that we believe are competitive with market rents. These rents have typically resulted in a lease-up of vacant space or a lease renewal completed following the financial crisis. We believe that the net leased marketplace does not properly differentiate and price these properties and that these investment opportunities can generate growth in income and residual value over time.
Identify Long-term Appreciation Opportunities - We believe there are opportunities to acquire properties with longer term leases that provide current cash flow for the term of the lease and that, if correctly identified, have the potential upon lease expiration for a higher and better use that may provide capital appreciation over the long-run.
Focus on Risk Management
Underwrite and Structure Investments to Protect Downside and Preserve Cash Flows - We seek to invest in properties that have steady, predictable cash flow through: (a) long-term, well-structured leases, (b) high leasehold value for tenants, and (c) a high likelihood of renewal. We further seek to protect our investment by purchasing properties at prices at or below estimated replacement cost.
Utilize Portfolio Diversification - We seek to diversify our portfolio by property type, tenant credit, geography and tenant industry. As of December 31, 2016, our largest tenant was Bank of America, N.A., which accounted for 5.9% of our ABR as of that date. As we grow, we expect to further diversify our portfolio.
Investment Process
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
We review the structural soundness of the improvements on the property and typically engage a structural engineer to review all aspects of the structures in order to determine the longevity of each building on the property. This review normally also includes the components of each property, such as the roof, the electrical wiring, the heating and air-conditioning system, the plumbing, parking lot and various other aspects such as compliance with federal, state and local building codes.
We physically inspect the real estate and surrounding area as part of our process for determining the value of the real estate. We may supplement our valuation with a real estate appraisal. When appropriate, we may also engage experts to undertake some or all of the due diligence efforts described above.
Investment Policy
All real estate investments, dispositions and financings must be approved by a committee consisting of our most senior officers, including the affirmative approval of our Chief Executive Officer. Real estate investments and dispositions having a transaction value greater than $50.0 million must also be approved by the investment committee of our board of trustees. Our board of trustees must approve all such transactions having a value of $100.0 million or more. Additionally, the investment committee of the board must approve non-recourse financings greater than $50.0 million and our board of trustees must approve all recourse financings, regardless of amount, non-recourse financings of $100.0 million or more, and all related-party transactions, regardless of amount. For purposes of approval thresholds, unconsolidated equity investments are calculated using our allocated portion of the price of the asset or amount of the financing.
We generally intend to hold our properties for an extended period. However, circumstances might arise which could result in the early sale of some properties. We also may acquire a portfolio of properties with the intention of holding only a core group of properties and disposing of the remainder of the portfolio in single or multiple sales. The determination of whether a particular property should be sold or otherwise disposed of will be made after consideration of all relevant factors, including prevailing economic conditions, with a view to achieving maximum capital appreciation. The selling price of a property will depend on many of the same factors identified above with respect to our investment process for acquisitions.
We may use TRSs to acquire, hold, or dispose of properties, including assets that may not be deemed to be REIT-qualified assets. Taxes paid by such entity will reduce the cash available to us to fund our continuing operations and cash available for distributions to our shareholders.
Some of our investments have been made and may continue to be made through unconsolidated equity investments, which permit us to own interests in larger properties or portfolios without restricting the diversity of our portfolio. As of December 31, 2016, we have investments in six unconsolidated equity investments. Our unconsolidated equity investments consist of the following: (1) 14.2% interest in Gramercy Property Europe plc, or the Gramercy European Property Fund, which invests in industrial, office and specialty retail assets throughout Europe and owns a portfolio of 34 properties in Europe, (2) 5.1% direct interest in the Goodman Europe JV, which is comprised of eight industrial assets in Europe (which are included in the 34 property count of Gramercy European Property Fund above), as well as an indirect interest through our 14.2% interest in Gramercy European Property Fund which holds the remaining 94.9% interest in Goodman Europe JV, (3) 80.0% interest in a portfolio of two industrial properties in the Goodman UK JV, (4) 50.0% interest in an office property located in Morristown, New Jersey, which is undergoing construction for improvements, (5) 25.0% interest in the Strategic Office Partners unconsolidated equity investment which invests in single-tenant office assets in high-growth metropolitan areas in the United States and owns a portfolio of 6 properties, and (6) 25.0% interest in an office located in Somerset, New Jersey.
Use of Leverage
In addition to cash on hand and cash from operations, we anticipate using funds from various sources to finance our acquisitions and operations, including public and private debt and equity issuances, unsecured bank credit facilities and term loans, property-level mortgage debt, OP units and other sources that may become available from time to time. We believe that moderate leverage is prudent. In 2016, we maintained our investment grade credit rating of Baa3 from Moody’s Investors Services and BBB- from Standard and Poor’s Rating Service, both with a stable outlook, and received a BBB investment grade rating from Fitch Ratings, also with a stable outlook.
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
Significant 2016 Activities
The Merger in December 2015 significantly increased the size and scale of our portfolio - we acquired 95 wholly-owned properties, comprised of 57 industrial and 38 office properties - as well as four unconsolidated equity investments across the United States, Europe and Asia. Shortly after announcing the Merger, we released an asset sales and reinvestment strategy to sell non-strategic, multi- and single-tenant suburban office assets and reinvest the disposition proceeds into high quality industrial assets that meet our investment strategy.

As of December 31, 2016, we have completed the majority of that plan and have disposed of over $1.5 billion in predominantly office assets, including our pro rata share of properties sold in transactions with our unconsolidated entities. The proceeds from these dispositions have been reinvested into $1.6 billion of single and multi-tenant industrial properties, including seven properties distributed to us from the Duke JV which comprise 4.2 million rentable square feet and a build-to-suit property with projected 240.8 thousand rentable square feet upon completion.
This has resulted in a significant reduction in our suburban office exposure, a significant reduction in our unconsolidated equity investments and has repositioned our portfolio back to owning primarily institutional quality income oriented industrial properties throughout the United States. As of December 31, 2016, our portfolio is 68.0% industrial (as weighted by ABR as of December 31, 2016).
In 2016, we also formed a joint venture with TPG Real Estate called Strategic Office Partners to target short and medium term leased single-tenant office assets at opportunistic returns. To seed the venture, we sold into the venture a 75.0% interest in a portfolio of six office assets with shorter lease terms having a gross value of $187.5 million, minimizing our downside exposure at lease expiration, but also retaining a 25.0% interest. We have committed $100.0 million in equity to the venture and our partner has committed $300.0 million in equity to the venture.
Gramercy Asset Management
As of December 31, 2016, our commercial real estate management business, which operates under the name Gramercy Asset Management, manages approximately $1.2 billion of commercial properties. We manage properties for certain of our joint venture partners, such as Strategic Office Partners, and the Gramercy European Property Fund, for which we provide property, asset management and advisory services to an existing portfolio of single-tenant industrial and office assets located in Western Europe. We also manage properties for a third-party, KBS Real Estate Investment Trust, Inc., ("KBS"); however, in the fourth quarter of 2016, we entered into an agreement to terminate this asset management agreement on March 31, 2017.
Gramercy’s integrated asset management platform consolidates responsibility for, and control over, leasing, lease administration, property management, operations, construction management, tenant relationship management and property accounting. Our team is strategically located across regional offices to provide market-specific knowledge and relationships as well as to facilitate constant communication with our tenants. We seek to provide the highest level of tenant satisfaction while also appropriately managing these assets with accountability. To the extent that we provide asset management services for third-party property owners, we provide such services in consultation with and at the direction of such owners.
Build-to-Suits
As of December 31, 2016, Gramercy had three industrial build-to-suits in progress in Austin, Texas, Charleston, South Carolina and Chicago, Illinois for total square footage of approximately 668,000 square feet and an estimated investment of $122.3 million. Our build-to-suit practice not only allows us to partner with strong developers to create market-leading facilities for high quality tenants, but it also allows us the ability to leverage our asset management platform and relationships with existing tenants who may be looking to expand - therefore retaining their tenancy and continuing to grow our market leading portfolio.

Other General Business Information
Operating Segments
As of December 31, 2016, we have two reportable operating segments: Investments/Corporate and Asset Management. The reportable segments were determined based on the management approach, which looks to our internal organizational structure. These two lines of business require different support infrastructures. The Investments/Corporate segment includes all of our activities related to investment and ownership of commercial properties net leased to diverse tenants throughout the United States. The Investments/Corporate segment generates revenues from rental revenues from properties that we own, either directly or in an unconsolidated equity investment. The Asset Management segment includes substantially all of our activities related to third-party asset and property management of commercial properties located throughout the United States and Europe. Segment revenue and profit information is presented in Note 16 to our financial statements.
Employees
As of December 31, 2016, we had 96 employees. None of our employees are represented by a collective bargaining agreement.
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
Compliance With The Americans With Disabilities Act of 1990
Many of the properties underlying our investments are required to meet federal requirements related to access and use by disabled persons as a result of the Americans with Disabilities Act of 1990 (the "Americans with Disabilities Act"). In addition, a number of additional federal, state and local laws may require modifications to any properties we purchase, or may restrict further renovations of our properties, with respect to access by disabled persons. Noncompliance with these laws or regulations could result in the imposition of fines or an award of damages to private litigants.
Insurance
We carry commercial liability and all risk property insurance, including where required, flood, earthquake, wind and terrorism coverage, on substantially all of the properties that we own. For certain net leased properties, however, we may rely on our tenant’s insurance and not maintain separate coverage. We continue to monitor the state of the insurance market and the scope and costs of specialty coverage, including flood, earthquake, wind and terrorism. We cannot anticipate what coverage will be available on commercially reasonable terms in future policy years. We believe that the insured limits are appropriate given the relative risk of loss, the cost of the coverage and industry practice.
Substantially all of our properties are covered by an environmental insurance policy that expires in October 2019 and several of our properties are separately covered by individual insurance policies that have 10-year terms. These policies are subject to exclusions and limitations and do not cover all of the properties owned by us, and for those properties covered under the policies, insurance may not fully compensate us for any environmental liability. We may not desire to renew an environmental insurance policy in place upon expiration or a replacement policy may not be available at a reasonable cost, if at all.
Corporate Governance and Other Information
Our corporate office is located in midtown Manhattan at 90 Park Avenue, 32nd Floor, New York, New York 10016. We also have regional offices located in London, United Kingdom, Horsham, Pennsylvania, Clayton, Missouri, Rosemont, IL, Dallas, Texas, Berlin, Germany and Barcelona, Spain. We can be contacted at (212) 297-1000. We maintain a website at www.gptreit.com. Our reference to our website is intended to be an inactive textual reference only. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of trustees and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC").
We emphasize the importance of professional business conduct and ethics through our corporate governance initiatives. Our board of trustees consists of a majority of independent trustees; the Audit, Nominating and Corporate Governance, and Compensation Committees of our board of trustees are composed exclusively of independent trustees. We have adopted corporate governance guidelines, a whistleblowing and whistle blower protection policy, and a code of business conduct and ethics. We have made available on our website copies of our board committee charters, declaration of trust and by-laws and various corporate governance policies and guidelines. Information on, or accessible through, our website is not part of, and is not incorporated into, this report. You can also read and copy materials we file with the SEC at its Public Reference Room at 100 F Street, NE, Washington, DC 20549 (1-800-SEC-0330). The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding the issuers that file electronically with the SEC.
Availability of SEC Reports
We file annual, quarterly and current reports, proxy statements and other information required by the Exchange Act with the SEC. Readers may read and copy any document that we file at the SEC’s Public Reference Room located at 100 F Street, N.E., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for further information on the Public Reference Room. Our SEC filings are also available to the public from the SEC’s internet site at www.sec.gov. Copies of these reports, proxy statements and other information can also be inspected at the offices of the New York Stock Exchange, Inc., 20 Broad Street, New York, New York 10005.

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
Risks Related to Our Business and Investments
Our future growth will depend upon our ability to acquire and lease properties in a competitive real estate marketplace.
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
We are subject to certain industry concentrations with respect to our properties, including among others financial services, pharmaceutical and healthcare, consumer products and internet retail. Adverse economic conditions affecting a particular industry could affect the financial ability of one or more of our tenants to make payments under their leases, which could cause delays in our receipt of rental revenues or a vacancy in one or more of our properties for a period of time, and could lead to an even greater risk to the extent that the makeup of our tenants becomes even less diversified by industry as a result of adverse conditions affecting any one particular industry. Therefore, changes in economic conditions of the particular industry of one or more of our tenants could reduce our ability to pay dividends and the value of one or more of our properties at the time of sale of such properties.
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
We currently have debt outstanding and expect that we will incur additional indebtedness in the future. Interest we pay reduces cash available for distributions. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to service indebtedness and, therefore, our ability to pay dividends to you. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.
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
Our business is highly dependent on communications and information systems, many of which are provided by third parties. Any failure or interruption of our systems could cause delays in our collection of rents or significant increases in our expenses, which could have a material adverse effect on our operating results.
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
Under certain of our leases, tenants pay us as additional rent their proportionate share of the costs we incur to manage, operate and maintain the buildings and properties where they rent space. These leases often limit the types and amounts of expenses we can pass through to our tenants and allow the tenants to audit and contest our determination of the operating expenses they are required to pay. Given the complexity of certain additional rent calculations, tenant audit rights under large portfolio leases can remain unresolved for several years. If as a result of a tenant audit it is determined that we have collected more additional rent than we are permitted to collect under a lease, we must refund the excess amount back to the tenant and, sometimes, also reimburse the tenant for its audit costs. Such unexpected reimbursement payments could materially adversely affect our financial condition and results of operations.
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
We face risks relating to information systems failures and cybersecurity breaches that could cause loss of confidential information and other business disruptions.
We maintain sensitive data, including our proprietary business information and the confidential information of our employees, tenants and business partners, in our data centers and on our networks. The systems containing this data are vulnerable to a number of risks, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber-attacks and intrusions, such as computer viruses, malware, attachments to e-mails, intrusion and unauthorized access. Attacks can be both individual and/or highly organized attempts by very sophisticated hacking organizations. We employ a number of security measures to prevent, detect and mitigate these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. If they occur, system failures and data and security breaches could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of our client tenants; (ii) result in misstated financial reports, violations of loan covenants, missed reporting deadlines, and/or missed permitting deadlines; (iii) result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes; (iv) require significant management attention and resources to remedy any damages that result; (v) subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements and/or (vi) damage our reputation among our client tenants and investors generally.
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
Our European Operations expose us to additional risk.
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

•
In addition, the lack of publicly available information in certain jurisdictions in accordance with accounting principles generally accepted in the U.S., or GAAP, could impair our ability to analyze transactions and may cause us to forgo an investment opportunity. It may also impair our ability to receive timely and accurate financial information from tenants necessary to meet our reporting obligations to financial institutions or governmental or regulatory agencies. Also, we may engage third-party asset managers in international jurisdictions to monitor compliance with legal requirements and lending agreements with respect to properties we own or manage. Failure to comply with applicable requirements may expose us or our operating subsidiaries to additional liabilities.

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
Under the Maryland General Corporation Law (the "MGCL") as applicable to REITs, certain "business combinations" between a Maryland REIT and an interested shareholder or an affiliate of an interested shareholder are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested shareholder is defined as:

•
any person who beneficially, directly or indirectly, owns 10% or more of the voting power of our outstanding voting shares after the date on which the Company had 100 or more beneficial owners of its shares; or

•
an affiliate or associate of the Company who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding shares.

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

After the five-year prohibition, any business combination between the Maryland REIT and an interested shareholder generally must be recommended by our board of trustees and approved by the affirmative vote of at least:

•	80% of the votes entitled to be cast by holders of our outstanding voting shares, voting together as a single voting group; and

•
two-thirds of the votes entitled to be cast by holders of our outstanding voting shares other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be effected or held by an affiliate or associate of the interested shareholder, voting together as a single voting group.

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
The MGCL, as applicable to REITs, provides that "control shares" of a Maryland REIT acquired in a "control share acquisition" have no voting rights except to the extent approved by a vote of two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by employees who are trustees of the REIT. "Control shares" are voting shares that would entitle the acquirer to exercise voting power in electing trustees within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval or shares issued directly by the REIT. A "control share acquisition" means the acquisition, directly or indirectly, of issued and outstanding control shares, subject to certain exceptions. The control share acquisition statute does not apply (i) to shares acquired in a merger, consolidation or share exchange if we are a party to the transaction, or (ii) to acquisitions approved or exempted by our declaration of trust or bylaws. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares. We cannot assure you that such provision will not be amended or eliminated at any time in the future. If such provision is eliminated, the control share acquisition statute could have the effect of discouraging offers to acquire us and increasing the difficulty of consummating any such offers, even if our acquisition would be in our shareholders' best interests.
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
A REIT’s gain from prohibited transactions is subject to a 100.0% tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business.
Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction.  There can be no assurance as to whether or not the Internal Revenue Service might successfully assert that one or more of our dispositions is subject to the 100.0% penalty tax.  The Internal Revenue Code provide a safe-harbor pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions, but fitting within the safe harbor rules limits our operational flexibility.
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
Although our use of TRSs may be able to partially mitigate the impact of meeting the requirements necessary to maintain our qualification as a REIT, our ownership of and relationship with our TRSs will be limited, and a failure to comply with the limits would jeopardize our REIT qualification and may result in the application of a 100.0% excise tax.
A REIT may own up to 100.0% of the shares of one or more TRSs. A TRS generally may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the shares will automatically be treated as a TRS. Overall, no more than 25% (and starting in 2018 no more than 20%) of the value of a REIT’s assets may consist of shares or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100.0% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

We own certain investments and conduct certain operations through TRSs, which pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us. We anticipate that the aggregate value of TRS securities owned by us will be less than 25% of the value of our total assets (including such TRS securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the rule that no more than 25% (or 20% starting in 2018) of the value of a REIT’s assets may consist of TRS securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100.0% excise tax described above. The value of the securities that we hold in our TRSs may not be subject to precise valuation. Accordingly, there can be no complete assurance that we will be able to comply with the 25%, limitation discussed above or avoid application of the 100.0% excise tax discussed above.
If our Operating Partnership fails to qualify as a partnership for federal income tax purposes, we would cease to qualify as a REIT and suffer other adverse consequences.
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
Our declaration of trust authorizes us to issue additional authorized but unissued common or preferred shares. Any such issuance could dilute our existing shareholders’ interests. In addition, the board of trustees, may amend our declaration of trust from time to time and without any action by our shareholders to increase or decrease the aggregate number of shares or the number of shares of any class or series that we have authority to issue, may classify or reclassify any unissued common or preferred shares into other classes or series of shares and may set the preferences, rights and other terms of the classified or reclassified shares. As a result, the board of trustees may establish a class or series of preferred shares that could delay or prevent a transaction or a change in control that might be in the best interest of our shareholders.
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
Risks Related to Our Former CDO Business
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
Accordingly, these representations and warranties may not describe the actual state of affairs as of the date they were made or at any other time. Additional information about our company may be found elsewhere in this Annual Report on Form 10-K and our other public filings, which are available without charge through the SEC’s website at http://www.sec.gov. See Item 1, “Business - Corporate Governance and Internet Address; Where Readers Can Find Additional Information” for further information.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
As of the date of this filing, we do not have any unresolved comments with the staff of the SEC.

ITEM 2.	PROPERTIES (Dollar amounts in thousands, except square feet and dollar per square foot amounts)
Our corporate headquarters are located in midtown Manhattan at 90 Park Avenue, 32nd Floor, New York, New York 10016. We also have seven regional offices under operating leases that are located across the United States and Europe.
Current Property Portfolio
As of December 31, 2016, our consolidated property portfolio was comprised of industrial, office, and specialty retail properties containing an aggregate of approximately 65.0 million rentable square feet. The following table presents the geographic diversification of our consolidated properties as of December 31, 2016:
GPT PORTFOLIO(1):

Markets	Number of Properties	Rentable SF	Occupancy Percentage	Annualized Base Rent	ABR / Leased SF	% of Total ABR by Property Type	WALT
Industrial
NORTHEAST U.S.
Baltimore/Washington	10	2,398,556	100.0%	$12,680	$5.29	4.8%	6.7
Central Pennsylvania	7	2,392,875	100.0%	$11,975	$5.00	4.5%	5.3
New York/New Jersey	5	279,286	100.0%	$3,774	$13.51	1.4%	6.4
Philadelphia	5	1,050,066	100.0%	$5,563	$5.30	2.1%	11.6
Other	6	1,653,480	100.0%	$9,778	$5.91	3.7%	8.8
Northeast U.S. Subtotal	33	7,774,263	100.0%	$43,770	$5.63	16.5%	7.4

SOUTHEAST U.S.
Atlanta	11	3,458,153	100.0%	$12,506	$3.62	4.7%	5.6
Charleston	8	2,597,266	100.0%	$10,625	$4.09	4.0%	5.2
Charlotte	3	943,310	100.0%	$3,055	$3.24	1.2%	5.0
Jacksonville	3	1,843,540	100.0%	$7,427	$4.03	2.8%	4.8
Memphis	6	3,766,539	95.3%	$9,934	$2.77	3.8%	5.2
Nashville	2	377,600	100.0%	$1,080	$2.86	0.4%	19.0
Raleigh/Durham	1	115,500	100.0%	$675	$5.84	0.3%	11.7
Savannah	2	1,107,784	100.0%	$3,659	$3.30	1.4%	4.4
South Florida	7	746,371	100.0%	$7,211	$9.66	2.7%	11.0
Spartanburg	18	2,389,980	97.0%	$8,649	$3.73	3.3%	5.1
Tampa/Orlando	8	964,726	100.0%	$4,851	$5.03	1.8%	7.2
Other	8	1,781,188	100.0%	$7,000	$3.93	2.6%	7.2
Southeast U.S. Subtotal	77	20,091,957	98.8%	$76,672	$3.86	29.0%	6.3

MIDWEST U.S.
Chicago	22	5,079,123	100.0%	$27,625	$5.44	10.5%	10.1
Cincinnati	5	1,813,378	100.0%	$6,164	$3.40	2.3%	4.4
Columbus	3	1,860,453	100.0%	$6,041	$3.25	2.3%	2.8
Indianapolis	8	4,256,883	100.0%	$18,579	$4.36	7.0%	7.6
Kansas City	1	1,107,000	100.0%	$4,838	$4.37	1.8%	3.1
Milwaukee	3	452,752	75.6%	$1,305	$3.81	0.5%	1.6
Minneapolis	4	1,414,319	76.3%	$5,853	$5.42	2.2%	8.3
Other	7	2,226,596	100.0%	$8,979	$4.03	3.4%	6.4
Midwest U.S. Subtotal	53	18,210,504	97.6%	$79,384	$4.47	30.0%	7.4

Markets	Number of Properties	Rentable SF	Occupancy Percentage	Annualized Base Rent	ABR / Leased SF	% of Total ABR by Property Type	WALT
WESTERN U.S.
Austin	1	120,347	100.0%	$726	$6.03	0.3%	11.8
Bay Area	5	945,193	100.0%	$7,618	$8.06	2.9%	6.0
Dallas	11	3,857,855	100.0%	$18,396	$4.77	6.9%	7.2
Denver	3	632,562	100.0%	$3,159	$4.99	1.2%	4.3
Houston	4	600,082	100.0%	$5,000	$8.33	1.9%	10.8
Inland Empire	1	69,452	100.0%	$720	$10.37	0.3%	9.2
Las Vegas	1	232,856	100.0%	$1,186	$5.09	0.4%	14.9
Los Angeles	11	1,484,392	100.0%	$16,710	$11.26	6.3%	9.3
Phoenix	1	217,422	100.0%	$889	$4.09	0.3%	1.8
Seattle	3	433,199	100.0%	$2,817	$6.50	1.1%	5.9
Other	6	1,279,033	100.0%	$6,641	$5.19	2.5%	10.9
Western U.S. Subtotal	47	9,872,393	100.0%	$63,862	$6.47	24.1%	8.2

Canada	2	297,620	100.0%	$1,051	$3.53	0.4%	11.6
U.S. & Canada Industrial Total	212	56,246,737	98.8%	$264,739	$4.77	100.0%	7.3

Office
NORTHEAST U.S.
Baltimore/Washington	3	161,443	100.0%	$4,411	$27.32	4.3%	3.8
New York/New Jersey	5	666,356	97.9%	$15,119	$23.17	14.6%	4.8
Philadelphia	2	490,406	100.0%	$8,057	$16.43	7.8%	9.4
Northeast U.S. Subtotal	10	1,318,205	99.0%	$27,587	$21.15	26.7%	6.0

SOUTHEAST U.S.
Charlotte	1	113,600	100.0%	$1,253	$11.03	1.2%	9.5
Jacksonville(1)	10	1,242,667	91.0%	$10,093	$8.93	9.7%	12.8
Nashville	1	88,958	100.0%	$1,245	$14.00	1.2%	12.5
Raleigh/Durham	3	264,728	98.8%	$5,335	$20.39	5.2%	6.6
Savannah	1	21,625	100.0%	$192	$8.87	0.2%	6.5
South Florida	4	577,965	100.0%	$10,028	$17.35	9.7%	7.0
Tampa/Orlando	2	88,068	100.0%	$796	$9.04	0.8%	6.3
Other	1	13,072	100.0%	$149	$11.40	0.1%	3.8
Southeast U.S. Subtotal	23	2,410,683	95.2%	$29,091	$12.67	28.1%	9.2

MIDWEST U.S.
Chicago	2	199,104	99.4%	$4,119	$20.82	4.0%	3.3
Columbus	2	450,587	100.0%	$5,720	$12.69	5.5%	2.0
Kansas City	1	23,527	51.7%	$108	$8.87	0.1%	6.5
Minneapolis	1	213,850	66.7%	$2,427	$17.02	2.3%	10.4
Other	2	38,800	100.0%	$420	$10.83	0.4%	5.6
Midwest U.S. Subtotal	8	925,868	90.9%	$12,794	$15.19	12.3%	4.1

WESTERN U.S.
Bay Area	1	31,691	100.0%	$281	$8.87	0.3%	6.5
Dallas	3	492,697	99.8%	$8,264	$16.81	8.0%	5.4
Houston	3	345,810	100.0%	$6,092	$17.62	5.9%	6.8
Inland Empire	3	141,674	80.6%	$1,013	$8.87	1.0%	6.5
Los Angeles	5	322,957	99.3%	$5,542	$17.28	5.4%	3.2

Markets	Number of Properties	Rentable SF	Occupancy Percentage	Annualized Base Rent	ABR / Leased SF	% of Total ABR by Property Type	WALT
Phoenix	7	956,989	100.0%	$11,544	$12.06	11.1%	8.7
Other	6	166,157	92.4%	$1,359	$8.85	1.3%	3.4
Western U.S. Subtotal	28	2,457,975	98.2%	$34,095	$14.12	32.9%	6.4

U.S. Office Total	69	7,112,731	96.4%	$103,567	$15.10	100.0%	6.8

Specialty Retail
NORTHEAST U.S.
Baltimore/Washington	2	132,458	100.0%	$2,305	$17.40	11.1%	17.7
Central PA	1	4,800	100.0%	$166	$34.52	0.8%	2.2
New York/New Jersey	1	16,707	100.0%	$117	$7.00	0.6%	2.7
Northeast U.S. Subtotal	4	153,965	100.0%	$2,588	$16.81	12.5%	16.0

SOUTHEAST U.S.
Jacksonville	1	6,658	100.0%	$59	$8.87	0.3%	6.5
Memphis	1	112,110	100.0%	$1,787	$15.94	8.6%	18.5
South Florida	1	10,678	100.0%	$95	$8.87	0.5%	6.5
Tampa/Orlando	1	16,992	88.2%	$133	$8.87	0.6%	6.5
Other	1	2,048	100.0%	$83	$40.28	0.4%	7.0
Southeast U.S. Subtotal	5	148,486	98.7%	$2,157	$14.72	10.4%	16.5

MIDWEST U.S.
Chicago	1	22,872	100.0%	$625	$27.32	3.0%	4.3
Minneapolis	1	176,704	100.0%	$1,508	$8.53	7.3%	18.5
Other	5	370,953	100.0%	$5,183	$13.97	24.9%	18.0
Midwest U.S. Subtotal	7	570,529	100.0%	$7,316	$12.82	35.2%	16.9

WESTERN U.S.
Dallas	1	129,155	100.0%	$1,755	$13.59	8.4%	18.5
Denver	1	129,182	100.0%	$2,080	$16.10	10.0%	18.5
Los Angeles	14	220,742	95.5%	$1,901	$9.02	9.2%	6.4
Other	5	251,595	100.0%	$2,982	$11.85	14.3%	15.9
Western U.S. Subtotal	21	730,674	98.7%	$8,718	$12.10	41.9%	15.0

U.S. Specialty Retail Total	37	1,603,654	99.3%	$20,779	$13.05	100.0%	15.9

(1)	Property counts have been adjusted to reflect number of properties instead of number of buildings. Adjustments are reflected throughout the financial statements.

Development Plans
As of December 31, 2016, our plans for development are primarily focused on performing property improvements specified in leases as well as pursuing build-to-suit transactions where a tenant has signed a lease in advance of construction, and a developer or builder bears the risk of completion on-time and on-budget. We may renovate, improve, expand or repair existing properties where we believe the incremental investment increases the value of the property and the incremental capital can be invested at attractive risk-adjusted returns. We will, from time to time acquire adjacent land parcels to properties in our portfolio in order to accommodate expansions of existing properties.

The following table presents the geographic diversification of our consolidated properties in development as of December 31, 2016:

Build-to-Suits
Markets	Number of Properties	Rentable SF	Occupancy Percentage	Annualized Base Rent(1)	ABR / Leased SF	% of Total ABR	Estimated Investment	% Funded	Estimated Delivery
BUILD-TO-SUITS
Austin (Cold Storage)	1	200,411	100.0%	$2,166	$10.81	26.2%	$28,287	82.0%	Q1 2017
Charleston (Warehouse)	1	240,800	100.0%	$2,425	$10.07	29.3%	$31,201	19.8%	Q4 2017
Chicago (Cold Storage)(2)	1	227,043	100.0%	$3,687	$16.24	44.5%	$62,806	11.8%	Q4 2017
Build-to-Suits Total	3	668,254	100.0%	$8,278	$12.39	100.0%	$122,294	30.1%

(1)	Annualized Base Rent is estimated in certain instances based on final construction costs.

(2)	The Company has a forward purchase contract to acquire this build-to-suit property upon completion in 2017.
Unconsolidated Equity Investments
Gramercy European Property Fund — We formed a private real estate investment fund with several equity investment partners in December 2014, which invests predominantly in single-tenant industrial, office, and specialty retail assets throughout Europe. The equity investors have committed approximately $447,798 (€402,500) in equity capital, including $69,038 (€62,500) from us. As of December 31, 2016, we have a 14.2% interest in the Gramercy European Property Fund. In connection with the Merger, we acquired an 80.0% ownership interest in the Goodman Europe JV, which is a joint venture that invests in warehouse/distribution/logistics properties in France and Germany, which were managed by the Goodman Group, or Goodman, our former joint venture partner. During the year ended December 31, 2016, the Gramercy European Property Fund acquired Goodman's 20.0% interest in the Goodman Europe JV and 74.9% of our 80.0% interest in the Goodman Europe JV. Thus, as of December 31, 2016 the Gramercy European Property Fund has a 94.9% ownership interest in the Goodman Europe JV and we have a 5.1% direct interest. There were 26 properties in the portfolio as of December 31, 2016 and eight additional properties held in the Goodman Europe JV.
Goodman UK JV — In connection with the Merger, we acquired an 80.0% ownership interest in the Goodman UK JV, which is a joint venture that invests in logistics focused warehouse/distribution/logistics properties in the United Kingdom, which are managed by Goodman, our joint venture partner. There were two properties in the portfolio as of December 31, 2016.
Strategic Office Partners — In August 2016, we partnered with TPG Real Estate to form Strategic Office Partners, an unconsolidated equity investment created for the purpose of acquiring, owning, operating, leasing and selling single-tenant office properties located in high-growth metropolitan areas in the United States. We have a 25.0% interest in the investment and provide asset and property management services to the properties held in the investment. There were six properties in the portfolio as of December 31, 2016.
Philips JV — We own a 25.0% interest in Philips JV, which is owner of a fee interest in an office building located in Somerset, New Jersey which is 100.0% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics, through December 2021. The property is financed by a $39,730 fixed-rate mortgage note with maturity in September 2035. The loan had an anticipated repayment date in September 2015 and, as such, distributions from the property began paying down the loan in September 2015. As of December 31, 2016, our carrying value in the Philips JV was $0 and we are not recognizing any income from the Philips JV.

Morristown JV — In October 2015, we sold 50.0% of our interest in an office property located in Morristown, New Jersey and concurrently, entered into a joint venture agreement. In October 2015, the Morristown JV entered into a leasing and construction management agreement to complete specific improvements at the property.
CBRE Strategic Partners Asia — In connection with the Merger, we acquired a 5.07% ownership interest in a real estate investment fund in China. CBRE Strategic Partners Asia has an investment manager who is entitled to an annual management fee and acquisition fees. The fund’s term, after one exercised extension period, ended in January 2017, and commencement of the fund's liquidation was filed in early February 2017. The fund will wind up over the succeeding 24 months. There were two properties in the portfolio as of December 31, 2016.
Duke JV — In connection with the Merger, we acquired an 80.0% ownership interest in the Duke JV, a joint venture that invested in office and industrial properties in the United States, which were managed by Duke Realty, or Duke, our joint venture partner. During the year ended December 31, 2016, the Duke JV was dissolved and as part of the dissolution, seven properties were distributed to us from the Duke JV, which are now included in our wholly-owned property tables.
The following table presents the geographic diversification of our investments in unconsolidated properties as of December 31, 2016:

Unconsolidated Entities(1)
Markets	Number of Properties	% Owned(2)	Rentable SF(3)	Occupancy Percentage	Annualized Base Rent (GPT Attributable)	ABR / Leased SF	% of Total ABR	WALT(4)
Europe
Gramercy European Property Fund
United Kingdom	2	14.2%	645,412	100.0%	$463	$5.06	5.5%	20.0
France	1	14.2%	1,073,681	100.0%	$634	$4.16	7.6%	8.8
Germany	14	14.2%	5,887,111	100.0%	$4,707	$5.64	56.3%	6.0
Netherlands	14	14.2%	2,025,397	100.0%	$1,977	$6.88	23.6%	12.2
Poland	3	14.2%	1,355,891	100.0%	$589	$3.07	7.0%	9.0
Gramercy European Property Fund Subtotal	34	14.2%	10,987,492	100.0%	$8,370	$5.37	100.0%	8.7

Goodman UK JV
United Kingdom	2	80.0%	395,041	52.8%	$909	$5.45	100.0%	0.2
Goodman UK JV Subtotal	2	80.0%	395,041	52.8%	$909	$5.45	100.0%	0.2

United States
Strategic Office Partners	6	25.0%	980,825	100.0%	$4,480	$18.27	80.7%	3.1
Morristown JV	1	50.0%	41,861	29.4%	$134	$21.79	2.4%	1.8
Philips JV	1	25.0%	199,900	100.0%	$940	$18.81	16.9%	5.0
United States Subtotal	8	100.0%	1,222,586	97.6%	$5,554	$18.40	100.0%	3.4

(1)	Table does not include the 2 properties held in our investment in CBRE Strategic Partners Asia.

(2)
Eight Gramercy European Property Fund assets in Germany were legacy Goodman Europe JV assets and are owned by GPT at 18.6%, while the rest of the German assets are at the same 14.2% ownership as the rest of the properties held in the Gramercy European Property Fund.

(3)	Rentable square feet is shown at 100.0% and ABR information is shown at our pro rata share.

(4)	Weighted by GPT Attributable ABR as of December 31, 2016. WALT for Goodman UK JV represents only the leased South Normanton, UK asset.

Leased Properties
We have several office locations, which are each subject to operating lease agreements. These office locations include our corporate office at 90 Park Avenue, New York, New York, and our seven regional offices located across the United States and Europe.
Lease Expirations
Our properties are leased to tenants for terms generally ranging from five to 20 years with a weighted average remaining term of approximately 7.6 years as of December 31, 2016. Following is a schedule of expiring leases for our consolidated properties by square feet and by annualized minimum base rent as of December 31, 2016, assuming no exercise of lease renewal option, if any:

Wholly Owned Portfolio Lease Expirations
Expiry Year	SF Related to Expiring Leases	% of Total Occupied SF	ABR of Expiring Leases	% of Total ABR
2017	2,119,497	3.3%	$10,812	2.8%
2018	5,338,415	8.3%	$22,347	5.7%
2019	6,877,871	10.7%	$39,989	10.3%
2020	5,366,019	8.4%	$28,898	7.4%
2021	9,037,220	14.1%	$50,694	13.0%
2022	4,163,408	6.5%	$23,404	6.0%
2023	5,549,570	8.7%	$40,231	10.3%
2024	4,167,437	6.5%	$22,116	5.7%
2025	3,665,500	5.7%	$22,448	5.8%
2026	3,857,031	6.0%	$19,000	4.9%
Thereafter	13,861,417	21.8%	$109,146	28.1%
Total Occupied	64,003,385	100.0%	$389,085	100.0%
Vacant SF	959,737
Total Rentable SF	64,963,122
Tenant Diversification
As of December 31, 2016, there were no tenants that occupied more than 4.0% of our consolidated properties based on total leased square feet or that occupied more than 5.9% of our consolidated properties based on annualized base rent.

The following tables present our 15 largest tenants, based on total leased square feet and annualized base rent as of December 31, 2016.

Tenant Diversification by Square Footage (Wholly Owned Portfolio)
Tenant(1)	Leased SF	% of Total Leased SF
Bank of America, N.A.	2,563,831	4.0%
The Clorox International Company	2,495,378	3.9%
Whirlpool Corporation	1,824,586	2.9%
Amazon & Subsidiaries	1,652,173	2.6%
Unilever	1,594,760	2.5%
Life Time Fitness	1,187,258	1.9%
Kellogg Sales Company	1,142,400	1.8%
The Coleman Company, Inc.	1,107,000	1.7%
TBC Retail Group, Inc.	1,100,235	1.7%
MOM Brands Company	993,290	1.6%
COTY, Inc.	800,797	1.3%
Amcor Rigid Plastics	780,000	1.2%
Domtar Paper Company	768,000	1.2%
Kimberly-Clark Global Sales, LLC	744,080	1.2%
ConAgra Packaged Foods	741,860	1.2%
Remaining 200+ Tenants	44,507,737	69.3%
Total	64,003,385	100.0%

Tenant Diversification by ABR (Wholly Owned Portfolio)
Tenant(1)	ABR	% of Total ABR
Bank of America, N.A.	$22,940	5.9%
Life Time Fitness	$16,575	4.3%
The Clorox International Company	$8,649	2.2%
Amazon & Subsidiaries	$7,719	2.0%
JPMorgan Chase Bank, National Association	$6,254	1.6%
Endo Pharmaceuticals Inc.	$5,977	1.5%
Whirlpool Corporation	$5,702	1.5%
Eisai, Inc.	$5,607	1.4%
Nokia Solutions and Networks US LLC	$5,437	1.4%
Unilever	$5,313	1.4%
Adesa Texas, Inc.	$5,166	1.3%
PPD Development	$5,090	1.3%
FedEx Corp & Subsidiaries	$4,870	1.3%
The Coleman Company, Inc.	$4,838	1.2%
Deloitte LLP	$4,740	1.2%
Remaining 200+ Tenants	$274,208	70.5%
Total	$389,085	100.0%

(1)
For simplification, certain tenants have been listed in the above tables as the parent entity of the named lease entities. This simplification has been made where we have multiple leases across different properties leased to the same family of companies in order to show our true exposure to the larger organization.

Tenant Industry Diversification (Wholly Owned Portfolio)
Industry	Leased SF	% of Total Leased SF	ABR	% of Total ABR
Food & Beverage	9,514,485	14.9%	$52,018	13.3%
Consumer Goods	12,659,162	19.8%	$50,036	12.9%
Financial Services	4,211,099	6.6%	$45,304	11.6%
Healthcare	2,623,309	4.1%	$26,388	6.8%
Paper, Plastics & Glass	4,869,028	7.6%	$22,445	5.8%
Automotives	2,811,914	4.4%	$21,544	5.5%
Logistics, Transportation & Trucking	3,825,126	6.0%	$20,960	5.4%
Distributors	5,440,983	8.5%	$19,036	4.9%
Industrial Manufacturing	3,674,233	5.7%	$18,935	4.9%
Business Services	2,459,118	3.8%	$18,615	4.8%
Technology, Media & Telecom	1,689,303	2.6%	$17,496	4.5%
Retail	2,911,267	4.5%	$14,740	3.8%
Aerospace & Defense	1,596,668	2.5%	$13,638	3.5%
E-Commerce	2,481,637	3.9%	$10,066	2.6%
Oil & Gas	308,091	0.5%	$5,757	1.5%
Warehouse Services	197,563	0.3%	$2,498	0.6%
Other	2,730,399	4.3%	$29,609	7.6%
Total	64,003,385	100.0%	$389,085	100.0%
Although base rent is supported by long-term lease contracts, tenants who file bankruptcy generally have the legal right to reject any or all of their leases. In the event a tenant with a significant number of leases in our properties files bankruptcy and cancels its leases, we could experience a reduction in our revenues and an increase in our allowance for doubtful accounts receivable. We frequently monitor the financial condition of our tenants and communicate often with tenants who have been late on payments or have filed bankruptcy. We are not currently aware of any significant financial difficulties of any tenants that would cause a material reduction in our revenues.

ITEM 3.	LEGAL PROCEEDINGS
Legacy Gramercy, its board of directors, Chambers and/or Merger Sub, a subsidiary of Chambers, were named as defendants in two pending putative class action lawsuits brought by purported Legacy Gramercy stockholders challenging the Merger. Two suits that were separately filed in New York Supreme Court, New York County, captioned (i) Berliner v. Gramercy Property Trust, et al., Index No. 652424/2015 (filed July 9, 2015) and (ii) Gensler v. Baum, et al., Index No. 157432/2015 (filed July 22, 2015), have been consolidated into a single action under the caption In re Gramercy Property Trust Stockholder Litigation, Index No. 652424/2015 (the “New York Action”). In addition, four suits that were separately filed in Circuit Court for Baltimore City, Maryland, captioned (i) Jobin v. DuGan, et al., Case No. 24C15003942 (filed July 27, 2015); (ii) Vojik v. Gramercy Property Trust, et al., Case No. 24C15004412 (filed August 25, 2015); (iii) Hoffbauer et al. v. Chambers Street Properties, et al., 24C15004904 (filed September 24, 2015) (originally filed as two separate suits in the Circuit Court for Baltimore County, Maryland, captioned Plemons v. Chambers Street Properties, et al., Case No. 03C15007943 (filed July 24, 2015) and Hoffbauer et al. v. Chambers Street Properties, et al., Case No. 03C15008639 (filed August 12, 2015), and refiled as a single action in the Circuit Court for Baltimore County on September 24, 2015); and (iv) Morris v. Gramercy Property Trust, et al., Case No. 24C15004972 (filed September 28, 2015) have been consolidated into a single action under the caption Glenn W. Morris v. Gramercy Property Trust Inc. et al., Case No. 24C15004972 (the “Maryland Action,” and together with the New York Action, the “Actions”). The complaints allege, among other things, that the directors of Legacy Gramercy breached their fiduciary duties to Legacy Gramercy stockholders by agreeing to sell the Company for inadequate consideration and agreeing to improper deal protection terms in the merger agreement, and that the preliminary joint proxy statement/prospectus filed with the SEC on Form S4 on September 11, 2015 was materially incomplete and misleading. The complaints also allege that Chambers, Merger Sub and/or Legacy Gramercy aided and abetted these purported breaches of fiduciary duty. The amended complaint in the Morris consolidated action also asserts derivative claims on behalf of Legacy Gramercy for breach of fiduciary duty against the directors of Legacy Gramercy. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief, an award of damages and/or costs/attorney fees.
On December 7, 2015, the parties to the Actions entered into a Memorandum of Understanding (the “MOU”), which provides for the settlement of the Actions. While the defendants in the Actions continue to vigorously deny all allegations of wrongdoing, fault, liability or damage to any of the plaintiffs or the class of stockholders of Legacy Gramercy, and believe that no supplemental disclosure is required under the applicable law, in order to (i) avoid the burden, inconvenience, expense and distraction of further litigation in connection with the Actions, (ii) finally put to rest and terminate all of the claims that were or could have been asserted against the defendants in the Actions and (iii) permit the Merger to proceed without risk of the courts in New York or Maryland ordering an injunction or damages in connection with the Actions, Chambers and Legacy Gramercy agreed, without admitting any liability or wrongdoing, pursuant to the terms of the MOU, to make certain supplemental disclosures related to the Merger, which were set forth in Legacy Gramercy’s Current Report on Form 8-K filed with the SEC on December 7, 2015.
Pursuant to the MOU, the parties entered into a stipulation of settlement. The stipulation of settlement is subject to customary conditions, including, among other things, court approval following notice to Legacy Gramercy stockholders. On November 2, 2016, the court entered an order preliminarily approving the settlement. On February 1, 2017 the court held a hearing to consider the fairness, reasonableness and adequacy of the settlement, and expressed an intent to grant final approval. However, the court has not yet entered a final judgment approving the settlement. If the settlement is finally approved by the court, it will resolve and release all claims by stockholders in the Actions of Legacy Gramercy challenging the Merger, the Merger Agreement and any disclosure made in connection therewith, pursuant to terms that will be set forth in the notice sent to Legacy Gramercy stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition for an award of attorneys’ fees and expenses to be paid by Gramercy or its successor. There can be no assurance that the court will approve the settlement. In the event that the settlement is not approved or that the conditions are not satisfied, the settlement may be terminated.
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
On December 3, 2015, the parties to the New Jersey Action entered into a Stipulation of Settlement providing for the settlement of the New Jersey Action. While the defendants in the New Jersey Action continue to vigorously deny all allegations of wrongdoing, fault, liability or damage to any of the plaintiffs or the class of shareholders of Chambers, and believe that no supplemental disclosure is required under the applicable law, in order to (i) avoid the burden, inconvenience, expense and distraction of further litigation in connection with the New Jersey Action, (ii) finally put to rest and terminate all of the claims that were or could have been asserted against the defendants in the New Jersey Action and (iii) permit the Merger to proceed without risk of the Superior Court of New Jersey ordering an injunction or damages in connection with the New Jersey Action, Chambers and Legacy Gramercy agreed, without admitting any liability or wrongdoing, pursuant to the terms of the Stipulation of Settlement, to make certain supplemental disclosures related to the Merger, all of which were set forth in Legacy Gramercy’s Current Report on Form 8-K filed with the SEC on December 7, 2015. On April 4, 2016, the court granted preliminary approval of the settlement. On July 1, 2016, the court issued a final order approving the settlement.
In connection with our property acquisitions and the Merger, we determined that there is a risk we will have to pay future amounts to tenants related to continuing operating expense reimbursement audits. We initially estimated a range of loss of $8.0 million to $13.0 million and had accrued $8.0 million in other liabilities, which represented our best estimate of the total loss at the time and is accrued as of December 31, 2015. In 2017, we settled the majority of our operating expense reimbursement audits and paid $3.5 million pursuant to the settlement in February 2017. As a result of the settlement, we reduced the accrual by $3.5 million and recorded the reversal to other income during the three months ended December 31, 2016. The remaining accrual recorded as of December 31, 2016 is $360 thousand, which represents our best estimate of total loss based on estimated range of loss of $0 to $360 thousand.
In addition, we and/or one or more of our subsidiaries are party to various litigation matters that are considered routine litigation incidental to our or their business, none of which are considered material.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our common shares are listed on the NYSE under the trading symbol to “GPT.” In recent periods, the Company has completed a number of corporate actions that impact our capital structure, including:

(1)	On December 30, 2016, we completed a 1-for-3 reverse share split of our common shares and the outstanding Class A limited partnership units of our Operating Partnership, or OP Units.

(2)
Upon closing of the Merger on December 17, 2015, holders of shares of Legacy Gramercy common stock received 3.1898 shares of the Company's common shares of beneficial interest for each share of Legacy Gramercy common stock they owned.

(3)	On March 20, 2015, Legacy Gramercy completed a 1-for-4 reverse stock split of our common stock and outstanding OP Units.
All share and per share data has been adjusted for the 1-for-3 reverse share split that was effective after the close of trading on December 30, 2016, the Merger exchange ratio of 3.1898 effective after the close of trading on December 17, 2015, and for the 1-for-4 reverse stock split that was effective after the close of trading on March 20, 2015. The table below sets forth the quarterly high and low closing sales prices of our common shares on the NYSE for the years ended December 31, 2016 and 2015 and the distributions paid by us with respect to the periods indicated.

	2016			2015
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$25.47	$20.40	$0.330	$27.96	$24.93	$0.189
June 30	$27.66	$24.90	$0.330	$26.91	$21.84	$0.207
September 30	$29.97	$27.39	$0.330	$23.40	$19.53	$0.207
December 31	$28.59	$24.15	$0.375	$26.01	$18.87	$0.234
On February 24, 2017, the reported closing sale price per share on the NYSE was $27.98 and there were approximately 1,690 holders of record. This number does not include shareholders’ shares held in nominee or street name.
To maintain our qualification as a REIT under the Internal Revenue Code we must distribute annually at least 90.0% of our taxable income. In accordance with the provisions of our declaration of trust, we may not pay any dividends on our common shares until all accrued dividends and the dividend for the then current quarter on the Series A Preferred Shares are paid in full. We expect to continue our policy of distributing our taxable income through dividends to maintain REIT status, although there is no assurance as to future dividends because they depend on future earnings, capital requirements, estimated taxable income, and financial condition and these dividends, if and when declared, are subject to approval of our Board.
We have 3,500,000 shares of 7.125% Series A Preferred Shares, or Series A Preferred Shares, outstanding. Holders of our Series A Preferred Shares are entitled to receive annual dividends of $1.78125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. Upon closing of the Merger on December 17, 2015, each of Legacy Gramercy's 3,500,000 shares of 7.125% Series B Preferred Stock was exchanged for one share of our Series A Preferred Shares with the same preferences, rights and privileges as the Series B Preferred Stock.

Share Performance Graph
This graph compares the performance of our shares with the Standard & Poor’s 500 Composite Index and the NAREIT All REIT Index. This graph assumes $100 invested on December 31, 2011 and assumes the reinvestment of dividends.

COMPARISON OF MONTHLY CUMULATIVE TOTAL RETURN AMONG GRAMERCY PROPERTY TRUST, S&P 500 COMPOSITE INDEX AND NAREIT All REIT INDEX

$350
$300
$250
$200
$150
$100
$50
$0
GPT
S&P 500
NAREIT
Dec-11
Feb-12
Apr-12
Jun-12
Aug-12
Oct-12
Dec-12
Feb-13
Apr-13
Jun-13
Aug-13
Oct-13
Dec-13
Feb-14
Apr-14
Jun-14
Aug-14
Oct-14
Dec-14
Feb-15
Apr-15
Jun-15
Aug-15
Oct-15
Dec-15
Feb-16
Apr-16
Jun-16
Aug-16
Oct-16
Dec-16
GPT
S&P 500
NAREIT

Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2016, relating to our equity compensation plans pursuant to which our common shares or other equity securities may be granted from time to time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	84,608	$35.36	3,414,280
Total	84,608	$35.36	3,414,280

(1)
Includes the 2004 Equity Incentive Plan, 2015 Equity Incentive Plan and 2016 Equity Incentive Plan. For more information on our equity compensation plans, refer to Note 11 in the accompanying financial statements.

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

Operating Data (In thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Total revenues	$517,264	$237,272	$107,940	$56,704	$36,821
Property operating expenses	(93,123)	(42,076)	(21,120)	(1,411)	(1,846)
Property management expenses	(20,118)	(19,446)	(17,500)	(20,868)	(21,380)
Depreciation and amortization	(241,527)	(97,654)	(36,408)	(5,675)	(256)
General and administrative expenses	(33,237)	(19,794)	(18,416)	(18,210)	(25,335)
Acquisition and merger-related expenses	(9,558)	(61,340)	(6,171)	(2,808)	(111)
Total operating expenses	(397,563)	(240,310)	(99,615)	(48,972)	(48,928)
Operating Income (Loss)	119,701	(3,038)	8,325	7,732	(12,107)
Other Income (Expense)
Interest expense	(75,434)	(34,663)	(16,586)	(1,732)	—
Net impairment recognized in earnings	—	—	(4,816)	(2,002)	—
Loss on derivative instruments	—	—	(3,300)	(115)	—
Equity in net income (loss) of unconsolidated equity investments	2,409	(1,107)	1,959	(5,662)	(2,904)
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	7,229	—	—	—	—
Gain on remeasurement of previously held unconsolidated equity investment interests	—	—	72,345	—	—
Loss on extinguishment of debt	(20,890)	(9,472)	(1,925)	—	—
Impairment of real estate investments	(11,107)	—	—	—	—
Income (loss) from continuing operations before provision for taxes	21,908	(48,280)	56,002	(1,779)	(15,011)
Provision for taxes	(3,160)	(2,153)	(809)	(6,393)	(3,330)
Income (loss) from continuing operations	18,748	(50,433)	55,193	(8,172)	(18,341)
Income from discontinued operations	5,399	875	(524)	392,999	(153,207)
Income (loss) before net gain on disposals	24,147	(49,558)	54,669	384,827	(171,548)
Net gain on disposals	3,877	839	—	—	—
Gain on sale of European unconsolidated equity investment interests held with a related party	5,341	—	—	—	—
Net income (loss)	33,365	(48,719)	54,669	384,827	(171,548)
Net income (loss) attributable to noncontrolling interest	(7)	791	236	—	—
Net income (loss) attributable to Gramercy Property Trust	33,358	(47,928)	54,905	384,827	(171,548)
Preferred share redemption costs	—	—	(2,912)	—	—
Preferred share dividends	(6,234)	(6,234)	(7,349)	(7,162)	(7,162)
Net income (loss) available to common shareholders	$27,124	$(54,162)	$44,644	$377,665	$(178,710)
Net income (loss) per common share – Basic	$0.19	$(0.89)	$1.60	$23.10	$(10.31)
Net income (loss) per common share – Diluted	$0.19	$(0.89)	$1.56	$23.10	$(10.31)
Basic weighted average common shares outstanding	140,192,424	60,698,716	27,860,728	16,347,951	17,325,487
Diluted weighted average common shares outstanding	141,009,021	60,698,716	28,641,836	16,347,951	17,325,487

Balance Sheet Data (In thousands)

	As of December 31,
	2016	2015	2014	2013	2012
Total real estate investments, net	$4,656,864	$3,931,677	$1,040,022	$333,465	$23,109
Investment in unconsolidated equity investments	101,807	580,000	—	39,385	72,742
Total assets	5,603,527	5,834,518	1,500,000	491,663	2,168,836
Secured debt, net	558,642	530,222	161,642	167,180	—
Unsecured debt, net	1,896,133	1,727,429	307,836	—	—
Total liabilities	2,842,493	2,912,549	577,090	225,190	2,420,664
Noncontrolling interest in the Operating Partnership	8,643	10,892	16,129	—	—
Shareholders' equity (deficit)	2,752,391	2,911,077	906,781	266,473	(251,828)
Other Data (In thousands)

	Year Ended December 31,
	2016	2015	2014	2013	2012
Funds from operations(1)	$274,509	$42,136	$12,297	$1,267	$(24,616)
Cash flows provided by operating activities	236,714	33,692	32,787	29,403	283
Cash flows provided by (used in) investing activities	96,290	(854,665)	(471,174)	(216,092)	248,288
Cash flows provided by (used in) financing activities	(393,285)	748,858	595,171	124,620	(306,894)

(1)
We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment write-downs of investments in depreciable real estate and investments in in-substance real estate investments, and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to noncontrolling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships, joint ventures, and equity investments. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited. A reconciliation of FFO to net income computed in accordance with GAAP is provided in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading "Non-GAAP Financial Measures."

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
In December 2015, we completed a merger, or the Merger, of Gramercy Property Trust Inc., or Legacy Gramercy, into Chambers Street Properties, or Chambers, pursuant to which Legacy Gramercy stockholders received 3.1898 common shares of beneficial interest of Chambers for each share of common stock of Legacy Gramercy held. Following the Merger, we changed our name to “Gramercy Property Trust” and our New York Stock Exchange, or NYSE, trading symbol to “GPT.”
In the Merger, Chambers, was the legal acquirer and Legacy Gramercy was the accounting acquirer for financial reporting purposes. Thus, the financial information set forth herein subsequent to the close of the Merger on December 17, 2015 reflects results of the combined company, and financial information prior to the close of the Merger reflects Legacy Gramercy results. For this reason, period to period comparisons may not be meaningful. All share and per share data has been adjusted for the 1-for-3 reverse share split that was effective after the close of trading on December 30, 2016, the Merger exchange ratio of 3.1898 effective after the close of trading on December 17, 2015, and for the 1-for-4 reverse stock split that was effective after the close of trading on March 20, 2015.
Unless the context requires otherwise, all references to “Company,” “Gramercy,” “we,” “our,” and “us” mean Legacy Gramercy and one or more of its subsidiaries for the periods prior to the Merger closing and Gramercy Property Trust and one or more of its subsidiaries for periods following the Merger closing.
As of December 31, 2016, our wholly-owned portfolio consisted of 318 properties comprising approximately 65.0 million rentable square feet. The following is a summary of the characteristics of our wholly-owned property portfolio at December 31, 2016:

•	98.5% occupancy;

•	A weighted average remaining lease term of 7.6 years (based on annual base rent);

•	34.9% investment grade rated or were the subsidiaries of parents with investment grade ratings (based on annual base rent);

•	Industrial portfolio comprised of approximately 56.2 million aggregate rentable square feet with a total annual base rent of $264.7 million;

•	Office portfolio comprised of approximately 7.1 million aggregate rentable square feet with a total annual base rent of $103.6 million;

•
Specialty Retail portfolio comprised of approximately 1.6 million aggregate rentable square feet of building space with a total annual base rent of $20.8 million that we lease to fitness centers, a rental car operator and various retail bank branches in infill locations, predominantly leased by Bank of America, N.A.; and

•
Top five tenants by annualized base rent include Bank of America, N.A. (5.9%), Healthy Way of Life II, LLC (d.b.a Life Time Fitness) (4.3%), The Clorox International Company (2.2%), Amazon.com, Inc. (2.0%), and JPMorgan Chase Bank, N.A. (1.6%).

As of December 31, 2016, we had ownership interests in 44 industrial and office properties with 98.3% occupancy, which are held in unconsolidated equity investments.
Significant 2016 Activities

•
Acquired 76 properties comprising 23.8 million rentable square feet for an aggregate purchase price of approximately $1.6 billion, including seven properties distributed to us from the Duke JV which comprise 4.2 million rentable square feet and a build-to-suit property with projected 240.8 thousand rentable square feet upon completion.

•
Disposed of 24 properties, which comprised an aggregate of 5.6 million rentable square feet, and generated gross proceeds of $1.2 billion, including six properties comprising an aggregate 980.8 thousand rentable square feet with a total value of $187.5 million that were contributed to Strategic Office Partners, an unconsolidated equity investment in which we have a 25.0% interest. We also disposed of 74.9% of our 80.0% ownership interest in the Goodman Europe JV for $251.9M and disposed of 6 properties held in other joint ventures for aggregate gross proceeds of $166.4M, at our pro rata share.

•	Received a BBB investment grade rating from Fitch Ratings, with a stable outlook.

•	Reduced our unconsolidated equity investment exposure from $580.0 million as of December 31, 2015 to $101.8 million as of December 31, 2016.

•	Repositioned our portfolio around industrial properties through acquisition of 73 industrial properties and disposition of 22 office properties.

•	In December 2016, issued $350.0 million in senior unsecured notes, which had a weighted average maturity of 8.0 years and a weighted average fixed interest rate of 4.12%.

•
Obtained board approval for an “at-the-market” equity issuance program pursuant to which we may offer and sell common shares with an aggregate gross sales price of up to $375.0 million, which we launched in January 2017.

•
Entered into an agreement to wind-up the asset management agreement with KBS at the end of the first quarter of 2017, for which we will earn asset management fees plus the potential for incremental incentive fees through the end of the arrangement.

•	Beginning with the fourth quarter of 2016, increased the common share dividend by 13.6%.
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
Our operating partnership, GPT Operating Partnership LP, or the Operating Partnership, is the 100.0% owner of all of its direct and indirect subsidiaries, except that as of December 31, 2016 third-party holders of limited partnership interests owned approximately 0.46% of the beneficial interest in us. These interests are referred to as the noncontrolling interest in the Operating Partnership. Our Operating Partnership conducts commercial real estate investment business operations and third-party asset management business operations through various wholly-owned entities.
Property Portfolio
During the year ended December 31, 2016, we acquired 76 properties aggregating approximately 23.8 million square feet for a total purchase price of approximately $1.6 billion. As of December 31, 2016, our wholly-owned portfolio consists of 318 properties comprising 65.0 million rentable square feet with 98.5% occupancy, not including build-to-suit properties that have not yet been placed in service. As of December 31, 2016, we have ownership interests in 44 industrial and office properties with 98.3% occupancy, which are held in unconsolidated equity investments in the United States and Europe and 2 properties held through the investment in CBRE Strategic Partners Asia.
Unconsolidated Equity Investments
Gramercy European Property Fund: We formed a private real estate investment fund with several equity investment partners in December 2014, which invests predominantly in single-tenant industrial, office, and specialty retail assets throughout Europe. The equity investors have committed approximately $447.8 million (€402.5 million) in equity capital, including $69.0 million (€62.5 million) from us. In 2016, the Gramercy European Property acquired 94.9% interest in our Goodman Europe JV, including the Goodman Group's entire 20.0% interest, which was acquired for $47.6 million (€42.8 million) as well as 74.9% of our 80.0% interest, which was acquired for $148.9 million (€134.3 million). In connection with the Merger, we acquired an 80.0% ownership interest in the Goodman Europe joint venture, or Goodman Europe JV, a joint venture that invests in warehouse/distribution/logistics properties in France and Germany. As noted above, during the second quarter of 2016, the Gramercy European Property Fund acquired the 20.0% interest held by our joint venture partner, the Goodman Group, or Goodman, and acquired 74.9% of our 80.0% interest in the Goodman Europe JV. As of December 31, 2016, we have a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that is held through our 14.2% interest in the Gramercy European Property Fund. There were 26 properties in the portfolio as of December 31, 2016 and eight additional properties held in the Goodman Europe JV.
Goodman UK JV: In connection with the Merger, we acquired an 80.0% ownership interest in the Goodman UK joint venture, or Goodman UK JV, a joint venture that invests in logistics focused warehouse/distribution/logistics properties in the United Kingdom, which are managed by Goodman, our joint venture partner. There were two properties in the portfolio as of December 31, 2016.

Strategic Office Partners: In August 2016, we partnered with TPG Real Estate, or TPG, to form Strategic Office Partners, an unconsolidated equity investment that will invest in single-tenant office properties in the United States. We contributed six properties to Strategic Office Partners valued at $187.5 million and, in exchange, we received cash proceeds of $140.6 million, equivalent to TPG’s 75.0% interest in the venture, plus a 25.0% interest in Strategic Office Partners valued at $140.6 million. There were six properties in the portfolio as of December 31, 2016.
Duke JV: In connection with the Merger, we acquired an 80.0% ownership interest in the Duke joint venture, or Duke JV, a joint venture that invested in office and industrial properties in the United States, which were managed by Duke Realty, or Duke, our joint venture partner. The Duke JV was dissolved in 2016, and, in connection with the dissolution, seven properties were distributed to us from its portfolio in the second quarter of 2016, which resulted in us recording a gain of $7.2 million. The Duke JV sold its final remaining property in July 2016.
CBRE Strategic Partners Asia: In connection with the Merger, we acquired a 5.07% ownership interest in a real estate investment fund in China. CBRE Strategic Partners Asia has an investment manager, who is entitled to an annual management fee and acquisition fees. The fund’s term, after one exercised extension period, ended in January 2017, and commencement of the fund's liquidation was filed in early February 2017. The fund will wind up over the succeeding 24 months. There were two properties in the portfolio as of December 31, 2016.
Philips JV: We own a 25.0% interest in Philips JV, which is owner of a fee interest in an office building located in Somerset, New Jersey which is 100.0% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics, through December 2021. The property is subject to a $39.7 million fixed-rate mortgage note with maturity in September 2035. The loan had an anticipated repayment date in September 2015 and, as such, distributions from the property began paying down the loan in September 2015.
Morristown JV: In October 2015, we contributed 50.0% of our interest in an office property located in Morristown, New Jersey, and concurrently, we entered into a joint venture agreement for a 50.0% equity interest in the property with 21 South Street, or the Morristown JV. We sold the remaining 50.0% equity interest of the property to 21 South Street for gross proceeds of $2.6 million. In October 2015, the Morristown JV entered into a leasing and construction management agreement to complete specific improvements at the property.
Asset and Property Management
In addition to net leased investing, we also operate a commercial real estate management business for third parties and certain of our joint venture partners. As of December 31, 2016, this business, which operates under the name Gramercy Asset Management, manages approximately $1.2 billion of commercial properties, including approximately $875.0 million of assets in Europe. We manage properties for companies including Strategic Office Partners, the Gramercy European Property Fund, and KBS Real Estate Investment Trust, Inc., or KBS.
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
Our significant management agreements are with KBS Acquisitions Sub, LLC, the Gramercy European Property Fund, and Strategic Office Partners. Our management agreement with KBS was amended in the fourth quarter of 2016 to terminate the agreement effective as of March 31, 2017. For the period from January 1, 2017 through termination on March 31, 2017, the revised agreement provides for monthly asset management fees of $0.55 million and incentive fees pursuant to the previous agreement. The previous management agreement with KBS provided for a base management fee of $7.5 million per year, reimbursement of certain administrative and property related expenses, and incentive fees in the form of profit participation ranging from 10.0% - 30.0% of profits earned on sales through December 31, 2016. Pursuant to the management agreement with the Gramercy European Property Fund, Gramercy Europe Asset Management provides property, asset management and advisory services to a portfolio of single-tenant industrial and office assets located in Europe. Our management agreement with Strategic Office Partners was effective in the third quarter of 2016, concurrent with the formation of Strategic Office Partners. In accordance with the management agreement with Strategic Office Partners, we provide the venture with property management, project management, and leasing services, for which we earn management fees. Additionally, we will receive an asset management fee from Strategic Office Partners as well as a promoted interest after achieving a targeted internal rate of return.

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
Real Estate Investments
Real Estate Acquisitions
We record acquired real estate investments as business combinations when the real estate is occupied, at least in part, at acquisition. Costs directly related to the acquisition of such investments are expensed as incurred. We allocate the purchase price of real estate to land, building and intangibles, such as the value of above-, below- and at-market leases, and origination costs associated with the in-place leases at the acquisition date. We utilize various estimates, processes and information to determine the as-if-vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analyses and other methods. Refer to Intangible Assets and Liabilities for more information on our accounting for intangibles.
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
Depreciation of real estate investments is computed using the straight-line method over the shorter of the estimated useful life at acquisition of the capitalized item or 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests. Capital improvements on our real estate investments are capitalized when they are determined to increase the useful life of the building and are depreciated over the shorter of the useful life of the improvement or the lease term.
In January 2017, the FASB issued ASU 2017-01, Amendments to Business Combinations, which amends the current guidance to clarify the definition of a business. We have elected to early adopt the new standard in the first quarter of 2017 and as a result, we expect to capitalize substantially all acquisition costs as part of the carrying value of real estate assets acquired. Refer to Note 2 in the accompanying footnotes to our financial statements for more information.

Impairments
We also review the recoverability of a property’s carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property, for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost of disposal. These assessments are recorded as an impairment loss in our Consolidated Statements of Comprehensive Income (Loss) in the period the determination is made. The estimated fair value of the asset becomes its new cost basis and if the asset is to be held and used, the new cost basis will be depreciated or amortized over its remaining useful life. Refer to Note 3 of the accompanying financial statements for further information on impairments.
Unconsolidated Equity Investments
We account for substantially all of our equity investments under the equity method of accounting since we exercise significant influence, but do not unilaterally control the entities, and we are not considered to be the primary beneficiary. In unconsolidated equity investments, the rights of the other investors are protective and participating. Unless we are determined to be the primary beneficiary, these rights preclude us from consolidating the investments. The investments are recorded initially at cost as unconsolidated equity investments and subsequently are adjusted for equity in net income (loss) and cash contributions and distributions. Any difference between the carrying amount of the investments on our balance sheet and the underlying equity in net assets is evaluated for impairment at each reporting period. None of the unconsolidated equity investment debt is recourse to us. Transactions with equity method entities are eliminated to the extent of our ownership in each such entity. Accordingly, our share of net income (loss) of these equity method entities is included in our consolidated net income (loss).
Intangible Assets and Liabilities
We follow the acquisition method of accounting for business combinations. We allocate the purchase price of acquired properties to tangible and identifiable intangible assets and liabilities acquired based on their respective fair values. Tangible assets include land, buildings and improvements on an as-if vacant basis. Refer to Real Estate Acquisitions for information on how we account for tangible assets. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease and ground rent rates, the value of in-place leases, and acquired contract-based intangibles. Management also considers information obtained about each property as a result of its pre-acquisition due diligence.
Above-market and below-market lease values for properties acquired are recorded based on the present value of the difference between the contractual amount to be paid pursuant to each in-place lease and management’s estimate of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The present value calculation utilizes a discount rate that reflects the risks associated with the leases acquired. The above-market and below-market lease values are amortized as a reduction of and increase to rental revenue, respectively, over the remaining non-cancelable terms of the respective leases. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the market lease intangibles will be written off to rental revenue.

The aggregate value of in-place leases represents the costs of leasing costs, other tenant related costs, and lost revenue that the Company did not have to incur by acquiring a property that is already occupied. Factors considered by management in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the anticipated lease-up period. Management also estimates costs to execute similar leases including leasing commissions and other related expenses. The value of in-place leases is amortized to depreciation and amortization expense over the remaining non-cancelable term of the respective leases. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the in-place lease intangible will be written off to depreciation and amortization expense.
Above-market and below-market ground rent intangibles are recorded for properties acquired in which we are the lessee pursuant to a ground lease assumed on the property at acquisition. The above-market and below-market ground rent intangibles are valued similarly to above-market and below-market leases, except that, because we are the lessee as opposed to the lessor, the above-market and below-market ground lease values are amortized as a reduction of and increase to rent expense, respectively, over the remaining non-cancelable terms of the respective leases.
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

Certain of our asset management contracts include provisions that may allow us to earn additional fees, generally described as incentive fees or profit participation interests, based on the achievement of a targeted valuation of the managed assets or the achievement of a certain internal rate of return on the managed assets. We recognize incentive fees on our asset management contracts based upon the amount that would be due pursuant to the contract, if the contract were terminated at the reporting date, through the measurement date. If the contract may be terminated at will, revenue will only be recognized to the amount that would be due pursuant to that termination. If the incentive fee is a fixed amount, only a proportionate share of revenue is recognized at the reporting date, with the remaining fees recognized on a straight-line basis over the measurement period. The values of incentive management fees are periodically evaluated by management. Our significant management agreements are with KBS, the Gramercy European Property Fund, and Strategic Office Partners.
In February 2016, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model and is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact of adopting the new revenue standard on our financial statements. Refer to Note 2 in the accompanying footnotes to our financial statements for more information.
Derivative and Non-Derivative Hedging Instruments
In the normal course of business, we are exposed to the effect of interest rate changes and foreign exchange rate changes. We limit these risks by following established risk management policies and procedures including the use of derivatives and non-derivative net investment hedges. We use a variety of derivative instruments that are considered "plain vanilla" derivatives to manage, or hedge, interest rate risk. We enter into derivative and non-derivative hedging instruments that will be maximally effective in reducing the interest rate risk and foreign currency exchange rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. These derivatives and non-derivative hedging instruments typically include interest rate swaps, caps, collars and floors, as well as non-derivative net investment hedges. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.
We recognize all derivatives on the Consolidated Balance Sheets at fair value within other assets or other liabilities, depending on the valuation at the end of the period. Interest rate swaps are valued with the assistance of a third-party derivative specialist. The primary drive of the value of the interest rate swaps is the forward London Interbank Offered Rate, or LIBOR, curve. In general, increases in the forward LIBOR curve will result in unrealized gains on our interest rate swaps and decreases in the forward rate curve will result in unrealized losses on our interest rate swaps. However, as the Company uses interest rate swaps as hedging instruments, we have no intention of settling them prior to expiration and thus they will not have an effect on our income if they are carried through to full term. Refer to Note 9 of the accompanying financial statements for additional information on our fair value measurements and policies.
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

Borrowings on the multicurrency tranche of our 2015 Revolving Credit Facility, which are designated as non-derivative net investment hedges, are recognized at par value based on the exchange rate in effect on the date of the draw. Subsequent changes in the exchange rate of our non-derivative net investment hedge are recognized as part of the cumulative foreign currency translation adjustment within other comprehensive income (loss). Refer to Notes 9 and 10 of the accompanying financial statements for additional information on our derivatives and non-derivative hedging instruments.
Share-Based Compensation Plans
We have share-based compensation plans, described more fully in Note 11 in the accompanying financial statements, which we use to align the compensation of the executives and employees with their performance. We account for share-based awards using the fair value recognition provisions. Awards of shares or restricted shares are expensed as compensation over the benefit period and may require inputs that are highly subjective and require significant management judgment and analysis to develop. We assume a forfeiture rate which impacts the amount of aggregate compensation cost recognized. In accordance with the provisions of our share-based compensation plans, we accept the return of shares of our common shares, at the current quoted market price to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period. We also grant awards pursuant to our share-based compensation plans in the form of LTIP Units, a class of limited partnership interests in our Operating Partnership.
Goodwill
Goodwill represents the fair value of the synergies expected to be achieved upon consummation of a business combination and is measured as the excess of consideration transferred over the net assets acquired at acquisition date. Goodwill is recorded in other assets on our Consolidated Balance Sheets. Our goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. We take a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. We did not record any impairment on our goodwill during 2016 or 2015.

Income Taxes
We elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code, beginning with our taxable year ended December 31, 2004. To qualify as a REIT, we must meet certain organizational and operational requirements, including a requirement to distribute annually at least 90% of our ordinary taxable income, if any, to shareholders. As a REIT, we generally will not be subject to U.S. federal income tax on taxable income that we distribute to our shareholders. If we fail to qualify as a REIT in any taxable year, we will then be subject to U.S. federal income taxes on our taxable income at regular corporate rates and we will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants us relief under certain statutory provisions. Such an event could materially adversely affect our net income and net cash available for distributions to shareholders. However, we believe that we will be organized and operate in such a manner as to qualify for treatment as a REIT and we intend to operate in the foreseeable future in such a manner so that we will qualify as a REIT for U.S. federal income tax purposes. We may, however, be subject to certain state and local taxes. Our TRSs are subject to federal, state and local taxes.

Results of Operations
Comparison of the year ended December 31, 2016 to the year ended December 31, 2015
Revenues

	2016	2015	Change
Rental revenue	$387,032	$169,986	$217,046
Third-party management fees	35,766	22,271	13,495
Operating expense reimbursements	86,878	41,814	45,064
Other income	7,588	3,201	4,387
Total revenues	$517,264	$237,272	$279,992
Equity in net income (loss) of unconsolidated equity investments	$2,409	$(1,107)	$3,516

The increase of $217,046 in rental revenue is due to our wholly-owned property portfolio of 318 properties as of December 31, 2016 compared to 266 properties as of December 31, 2015, including 95 properties acquired in the Merger on December 17, 2015.
The increase of $13,495 in third-party management fees is primarily attributable to the increase of $16,686 in incentive fees earned from KBS as well as increased revenue from our European management platform during the year ended December 31, 2016. This increase is partially offset by a decrease in disposition, property management, asset management, and accounting fees earned from our contracts with KBS and other third parties primarily due to property sales from the managed portfolios subsequent to December 31, 2015.
The increase of $45,064 in operating expense reimbursements is attributable to our wholly-owned property portfolio of 318 properties as of December 31, 2016 compared to 266 properties as of December 31, 2015, including 95 properties acquired in the Merger on December 17, 2015, many of which had larger operating expenses and reimbursements under their lease terms than the properties owned by Legacy Gramercy.
For the year ended December 31, 2016, other income is primarily comprised of a reversal of a contingency accrual of $3,500, investment income of $2,409, realized foreign currency exchange gain (loss), insurance refunds, and miscellaneous property related income. For the year ended December 31, 2015, other income is primarily comprised of investment income of $1,763, recovery of servicing advances of $1,071, realized foreign currency exchange gain (loss), and miscellaneous property related income.
The equity in net income (loss) of unconsolidated equity investments of $2,409 and $(1,107) for the years ended December 31, 2016 and 2015, respectively, represents our proportionate share of the income (loss) generated by our equity investments.

Expenses

	2016	2015	Change
Property operating expenses	$93,123	$42,076	$51,047
Property management expenses	20,118	19,446	672
Depreciation and amortization	241,527	97,654	143,873
General and administrative expenses	33,237	19,794	13,443
Acquisition and merger-related expenses	9,558	61,340	(51,782)
Interest expense	75,434	34,663	40,771
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	(7,229)	—	(7,229)
Loss on extinguishment of debt	20,890	9,472	11,418
Impairment of real estate investments	11,107	—	11,107
Provision for taxes	3,160	2,153	1,007
Net gain on disposals	(3,877)	(839)	(3,038)
Gain on sale of European unconsolidated equity investment interests held with a related party	(5,341)	—	(5,341)
Total expenses	$491,707	$285,759	$205,948
Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The increase of $51,047 is attributable to our wholly-owned property portfolio of 318 properties as of December 31, 2016 compared to 266 properties as of December 31, 2015, including 95 properties acquired in the Merger on December 17, 2015, many of which had larger operating expenses and reimbursements under their lease terms than the properties owned by Legacy Gramercy.
Property management expenses are comprised of costs related to our asset and property management business. The increase of $672 in property management expenses is primarily related to the increase in the expense related to our European management platform and incentive-based compensation expense related to KBS, offset by the reduction of overhead expenses related to KBS.
The increase of $143,873 in depreciation and amortization expense is primarily due our wholly-owned property portfolio of 318 properties as of December 31, 2016 compared to 266 properties as of December 31, 2015, including 95 properties acquired in the Merger on December 17, 2015.
The increase of $13,443 in general and administrative expense is primarily related to increases in compensation costs, audit fees, rent expense, and other professional fees.
The decrease of $51,782 in acquisition and merger-related expenses is attributable to $54,945 of merger-related expenses incurred during the year ended December 31, 2015 in connection with the Merger with Chambers. Merger-related expenses consisted of $29,244 of transaction costs for legal and advisory services, $17,550 of employee costs for termination, severance, and transition expenses, $5,567 of administrative and compliance costs for accounting and regulatory expenses, and $2,584 of integration costs for technology and other transitional matters.
The increase of $40,771 in interest expense is primarily due to increased borrowings on our unsecured revolving credit facility and term loans, our unsecured senior notes and the mortgages we assumed on our real estate acquisitions subsequent to December 31, 2014.

During the year ended December 31, 2016, we recorded a gain of $7,229 related to the distribution of seven properties from our Duke JV during the period.
During the years ended December 31, 2016 and 2015, we recorded loss on extinguishment of debt of $20,890 and $9,472, respectively, related to the unamortized premiums and discounts as well as early termination fees and defeasance costs associated with 22 mortgage loans paid off and one mortgage loan transferred in connection with a property sale in 2016 and the termination of our 2014 Revolving Credit Facility and 2014 Term Loan in 2015.
During the year ended December 31, 2016, we recognized an impairment on real estate investments of $11,107 related to properties that were disposed during the period or that we plan to sell in the near term.
The provision for taxes was $3,160 and $2,153 for the years ended December 31, 2016 and 2015, respectively. The increase is primarily attributable to an increase in incentive fees recognized.
During the years ended December 31, 2016 and 2015, we realized net gains on disposal of $3,877 and $839 related to the disposal of 24 and seven properties, respectively, during the periods, including the sale of a 50.0% interest in a property sold to a joint venture in 2015.
During the year ended December 31, 2016, we recorded a gain of $5,341 related to the sale of our 74.9% interest in the Goodman Europe JV during the period.

Comparison of the year ended December 31, 2015 to the year ended December 31, 2014
Revenues

	2015	2014	Change
Rental revenue	$169,986	$60,258	$109,728
Third-party management fees	22,271	25,033	(2,762)
Operating expense reimbursements	41,814	20,604	21,210
Other income	3,201	2,045	1,156
Total revenues	$237,272	$107,940	$129,332
Equity in net income (loss) of unconsolidated equity investments	$(1,107)	$1,959	$(3,066)
The increase of $109,728 in rental revenue is due to our wholly-owned portfolio of 266 properties as of December 31, 2015 compared to 130 properties as of December 31, 2014.
The decrease of $2,762 in third-party management fees is primarily attributable to the decrease in property management fees of $2,837 earned from our contracts with KBS and other third-parties due to the sales of 19 and 13 properties, respectively, from the portfolios during the year ended December 31, 2015, and the decrease of $1,402 from third-party property management fees earned from our 50.0% interest in the Bank of America Portfolio joint venture in 2014 that we fully acquired on June 9, 2014 through the acquisition of the remaining 50% equity interest. This decrease is partially offset by the increase of $1,876 earned in incentive fees during the year ended December 31, 2015 compared to the year ended December 31, 2014.
The increase of $21,210 in operating expense reimbursements is attributable to our wholly-owned portfolio of 266 properties as of December 31, 2015 compared to 130 properties as of December 31, 2014.
For the year ended December 31, 2015, other income is primarily comprised of investment income of $1,763, recovery of servicing advances of $1,071, realized foreign currency exchange gain (loss), and miscellaneous property related income. For the year ended December 31, 2014, other income is primarily comprised of investment income of $1,824, interest earned on outstanding servicing advances of $155, and cash balances held by us.
The equity in net income (loss) of unconsolidated equity investments of $(1,107) and $1,959 for the year ended December 31, 2015 and 2014, respectively, represents our proportionate share of the income (loss) generated by our equity investments.

Expenses

	2015	2014	Change
Property operating expenses	$42,076	$21,120	$20,956
Property management expenses	19,446	17,500	1,946
Depreciation and amortization	97,654	36,408	61,246
General and administrative expenses	19,794	18,416	1,378
Acquisition and merger-related expenses	61,340	6,171	55,169
Interest expense	34,663	16,586	18,077
Net impairment recognized in earnings	—	4,816	(4,816)
Loss on derivative instruments	—	3,300	(3,300)
Gain on remeasurement of previously held unconsolidated equity investment interests	—	(72,345)	72,345
Loss on extinguishment of debt	9,472	1,925	7,547
Provision for taxes	2,153	809	1,344
Net gain on disposals	(839)	—	(839)
Total expenses	$285,759	$54,706	$231,053
Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The increase of $20,956 is primarily attributable to our wholly-owned portfolio of 266 properties as of December 31, 2015 compared to 130 properties as of December 31, 2014.
Property management expenses are comprised of costs related to our asset and property management business. The decrease of $1,946 is primarily attributable to the decreased management fee from KBS after December 2013.
The increase of $61,246 in depreciation and amortization expense is primarily due to our wholly-owned property portfolio of 266 properties as of December 31, 2015 compared to 130 properties as of December 31, 2014.
The increase of $1,378 in general and administrative expense is primarily related to increased professional fees and increased compensation costs.
The increase of $55,169 in acquisition and merger-related expenses is attributable to the acquisition of 143 properties in the year ended December 31, 2015 compared to the acquisition of 100 properties in the year ended December 31, 2014, as well as $54,945 of merger-related expenses incurred during the year ended December 31, 2015 in connection with the Merger with Chambers. Merger-related expenses consisted of $29,244 of transaction costs for legal and advisory services, $17,550 of employee costs for termination, severance, and transition expenses, $5,567 of administrative and compliance costs for accounting and regulatory expenses, and $2,584 of integration costs for technology and other transitional matters.
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

During the year ended December 31, 2014, we recorded a realized loss on derivative instruments of $3,300. The loss in 2014 was primarily related to the $3,415 change in the fair value of the exchange option on the Exchangeable Senior Notes from the issuance date through June 26, 2014, when they qualified for equity classification and were accordingly reclassified into equity at fair value.
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
Same-Store and Acquisition Portfolio Analysis
The same-store category for the years ended December 31, 2016 and 2015 includes properties that were owned and placed in service as of January 1, 2015 and were still owned and in service as of December 31, 2016. The same-store category for the years ended December 31, 2015 and 2014 includes properties that were owned and placed in service as of January 1, 2014 and were still owned and in service as of December 31, 2015. The acquisition category for the years ended December 31, 2016 and 2015 includes properties acquired and placed in service during 2015 and 2016, from the date they were acquired and placed in service through the end of the periods presented. The acquisition category for the years ended December 31, 2015 and 2014 includes properties acquired and placed in service during 2014 and 2015, from the date they were acquired and placed in service through the end of the periods presented. The development and other category for the years ended December 31, 2016 and 2015 includes build-to-suit properties that were not placed in service as of January 1, 2016 and January 1, 2015, respectively, and properties sold during the periods presented. The development and other category for the years ended December 31, 2015 and 2014 includes build-to-suit properties that were not placed in service as of January 1, 2014 and properties sold during the periods presented. Properties considered to be under development and included in the development and other classification for the years ended December 31, 2016 and 2015 consist of build-to-suit properties acquired as of January 1, 2015 for which we are funding the development and which are not placed in service as of January 1, 2015, as well as build-to-suit properties acquired subsequent to January 1, 2015. Properties considered to be under development and included in the development and other classification for the years ended December 31, 2015 and 2014 consist of build-to-suit properties acquired as of January 1, 2014 for which we are funding the development and which are not placed in service as of January 1, 2014, as well as build-to-suit properties acquired subsequent to January 1, 2014.
The financial information presented is not an alternative to GAAP. The same-store and acquisition results of operations may be calculated differently by other REITs and should be read in conjunction with our Consolidated Financial Statements and the accompanying footnotes.

Results of the same-store and acquisition properties in our portfolio, for the years ended December 31, 2016 and 2015 are as follows:

	Same-Store			Acquisition		Development and Other		Asset Management and Corporate		Total
	2016	2015	% Change	2016	2015	2016	2015	2016	2015	2016	2015	% Change
Revenues
Rental revenue	$110,232	$101,110	9.0%	$240,026	$57,296	$36,774	$11,580	$—	$—	$387,032	$169,986	127.7%
Third-party management fees	—	—	—%	—	—	—	—	35,766	22,271	35,766	22,271	60.6%
Operating expense reimbursements	34,782	35,448	(1.9)%	43,600	3,611	8,496	2,755	—	—	86,878	41,814	107.8%
Other income	3,513	366	859.8%	1,314	49	9	8	2,752	2,778	7,588	3,201	137.1%
Total revenues	148,527	136,924	8.5%	284,940	60,956	45,279	14,343	38,518	25,049	517,264	237,272	118.0%
Operating Expenses
Property operating expenses	36,210	35,651	1.6%	52,685	4,522	11,848	3,227	(7,620)	(1,324)	93,123	42,076	121.3%
Property management expenses	—	—	—%	—	—	—	—	20,118	19,446	20,118	19,446	3.5%
Depreciation and amortization	65,729	56,392	16.6%	154,064	33,419	20,832	6,972	902	871	241,527	97,654	147.3%
General and administrative expenses	—	—	—%	4	1	—	—	33,233	19,793	33,237	19,794	67.9%
Acquisition and merger-related expenses	—	—	—%	6,903	4,448	—	127	2,655	56,765	9,558	61,340	(84.4)%
Total operating expenses	101,939	92,043	10.8%	213,656	42,390	32,680	10,326	49,288	95,551	397,563	240,310	65.4%
Operating Income	46,588	44,881	3.8%	71,284	18,566	12,599	4,017	(10,770)	(70,502)	119,701	(3,038)	(4,040.1)%
Other Income (Expense):
Interest expense	(7,036)	(7,319)	(3.9)%	(12,342)	(5,485)	(629)	(62)	(55,427)	(21,797)	(75,434)	(34,663)	117.6%
Equity in net income (loss) of unconsolidated equity investments	—	—	—%	—	—	—	—	2,409	(1,107)	2,409	(1,107)	(317.6)%
Gain (loss) on remeasurement of previously held U.S. unconsolidated equity investment interests	—	—	—%	—	—	—	—	7,229	—	7,229	—	100.0%
Loss on extinguishment of debt	(1)	—	100.0%	(18,290)	—	(2,600)	—	1	(9,472)	(20,890)	(9,472)	120.5%
Impairment of real investments	(8,263)	—	100.0%	—	—	(2,844)	—	—	—	(11,107)	—	100.0%
Income (loss) from continuing operations before provision for taxes	31,288	37,562	(16.7)%	40,652	13,081	6,526	3,955	(56,558)	(102,878)	21,908	(48,280)	(145.4)%
Provision for taxes	—	—	—%	170	1	—	—	(3,330)	(2,154)	(3,160)	(2,153)	46.8%
Income (loss) from continuing operations	31,288	37,562	(16.7)%	40,822	13,082	6,526	3,955	(59,888)	(105,032)	18,748	(50,433)	(137.2)%
Income (loss) from discontinued operations	—	—	—%	—	—	5,614	756	(215)	119	5,399	875	517.0%
Income (loss) before net gains on disposals	31,288	37,562	(16.7)%	40,822	13,082	12,140	4,711	(60,103)	(104,913)	24,147	(49,558)	(148.7)%
Gain (loss) on remeasurement of European unconsolidated equity investment interests held with a related party	—	—	—%	—	—	—	—	5,341	—	5,341	—	100.0%
Net gains on disposals	—	—	—%	—	—	3,877	839	—	—	3,877	839	362.1%
Net income (loss)	$31,288	$37,562	(16.7)%	$40,822	$13,082	$16,017	$5,550	$(54,762)	$(104,913)	$33,365	$(48,719)	(168.5)%
The decrease in net income of the same-store properties for the year ended December 31, 2016 compared to the year ended December 31, 2015 is primarily due to impairment loss recorded and the increase in depreciation and amortization that resulted from purchase price allocation adjustments and the hyper-amortization of in-place lease intangible assets associated with leases terminated prior to expiration. These decreases in net income are partially offset by the increase in other income related to reduced tenant operating expense reimbursement audit accrual and increases in rental revenue related to rents earned from tenants as well as rental revenue related to the hyper-amortization of below market lease liabilities for leases terminated prior to expiration.

Results of the same-store and acquisition properties in our portfolio, for the years ended December 31, 2015 and 2014 are as follows:

	Same-Store			Acquisition		Development and Other		Asset Management and Corporate		Total
	2015	2014	% Change	2015	2014	2015	2014	2015	2014	2015	2014	% Change
Revenues
Rental revenue	$29,566	$29,481	0.3%	$133,221	$27,985	$7,199	$2,792	$—	$—	$169,986	$60,258	182.1%
Third-party management fees	—	—	—%	—	—	—	—	22,271	25,033	22,271	25,033	(11.0)%
Operating expense reimbursements	3,376	2,539	33.0%	37,777	17,348	661	717	—	—	41,814	20,604	102.9%
Other income	84	2	4,100.0%	330	—	8	—	2,779	2,043	3,201	2,045	56.5%
Total revenues	33,026	32,022	3.1%	171,328	45,333	7,868	3,509	25,050	27,076	237,272	107,940	119.8%
Operating Expenses
Property operating expenses	3,675	2,692	36.5%	39,047	17,509	927	1,111	(1,573)	(192)	42,076	21,120	99.2%
Property management expenses	—	—	—%	—	—	—	—	19,446	17,500	19,446	17,500	11.1%
Depreciation and amortization	15,152	15,945	(5.0)%	78,289	18,732	3,344	948	869	783	97,654	36,408	168.2%
General and administrative expenses	—	9	(100.0)%	—	—	—	—	19,794	18,407	19,794	18,416	7.5%
Acquisition and merger-related expenses	—	95	(100.0)%	4,528	3,249	48	1	56,764	2,826	61,340	6,171	894.0%
Total operating expenses	18,827	18,741	0.5%	121,864	39,490	4,319	2,060	95,300	39,324	240,310	99,615	141.2%
Operating Income	14,199	13,281	6.9%	49,464	5,843	3,549	1,449	(70,250)	(12,248)	(3,038)	8,325	(136.5)%
Other Income (Expense):
Interest expense	(5,587)	(5,695)	(1.9)%	(7,281)	(685)	(15)	1	(21,780)	(10,207)	(34,663)	(16,586)	109.0%
Other-than-temporary impairment	—	—	—%	—	—	—	—	—	(4,064)	—	(4,064)	(100.0)%
Portion of impairment recognized in other comprehensive loss	—	—	—%	—	—	—	—	—	(752)	—	(752)	(100.0)%
Net impairment recognized in earnings	—	—	—%	—	—	—	—	—	(4,816)	—	(4,816)	(100.0)%
Loss on derivative instruments	—	—	—%	—	—	—	—	—	(3,300)	—	(3,300)	(100.0)%
Equity in net income of unconsolidated equity investments	—	—	—%	—	—	—	—	(1,107)	1,959	(1,107)	1,959	(156.5)%
Gain on remeasurement of previously held joint venture	—	—	—%	—	—	—	—	—	72,345	—	72,345	(100.0)%
Loss on extinguishment of debt	—	—	—%	—	—	—	—	(9,472)	(1,925)	(9,472)	(1,925)	392.1%
Income (loss) from continuing operations before provision for taxes	8,612	7,586	13.5%	42,183	5,158	3,534	1,450	(102,609)	41,808	(48,280)	56,002	(186.2)%
Provision for taxes	—	—	—%	—	—	—	—	(2,153)	(809)	(2,153)	(809)	166.1%
Income (loss) from continuing operations	8,612	7,586	13.5%	42,183	5,158	3,534	1,450	(104,762)	40,999	(50,433)	55,193	(191.4)%
Income (loss) from discontinued operations	—	—	—%	745	—		—	130	(524)	875	(524)	(267.0)%
Income (loss) before net gains on disposals	8,612	7,586	13.5%	42,928	5,158	3,534	1,450	(104,632)	40,475	(49,558)	54,669	(190.7)%
Net gains on disposals	—	—	—%	—	—	839	—	—	—	839	—	100.0%
Net income (loss)	$8,612	$7,586	13.5%	$42,928	$5,158	$4,373	$1,450	$(104,632)	$40,475	$(48,719)	$54,669	(189.1)%
The increase in net income of the same-store properties for the year ended December 31, 2015 compared to the year ended December 31, 2014 is primarily due to a decrease in depreciation and amortization expense recorded. Depreciation and amortization expense decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to the impact of adjustments recorded for the finalization of purchase price allocation on the same-store properties. The increase in net income of the acquisition properties for the year ended December 31, 2015 compared to the year ended December 31, 2014 is due to our 143 property acquisitions in the year ended December 31, 2015, including 95 properties acquired as part of the Merger, which are reflected in the 2015 results and not in the 2014 results.

Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet cash requirements, including ongoing commitments to fund acquisitions of real estate assets, repay borrowings, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term and long-term liquidity requirements, including working capital, distributions, debt service and additional investments, consist of: (i) cash flow from operations; (ii) proceeds from sale of real estate; (iii) borrowings under our unsecured revolving credit facility and term loans; and (iv) proceeds from our common equity and debt offerings. We believe these sources of financing will be sufficient to meet our short-term and long-term liquidity requirements.
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
Cash Flows
Net cash provided by operating activities increased $203,022 to $236,714 for the year ended December 31, 2016 compared to $33,692 for the year ended December 31, 2015. Operating cash flow was generated primarily by net rental revenue from our real estate investments and management fees.
Net cash provided by investing activities for the year ended December 31, 2016 was $96,290 compared to net cash used in investing activities of $854,665 for the year ended December 31, 2015. The increase in cash flows related to investing activities in 2016 is primarily attributable to proceeds received from the disposition of 24 properties and funds received from our interests held in unconsolidated equity investments during the year ended December 31, 2016, compared to the disposition of seven properties during the year ended December 31, 2015.
Net cash used in financing activities for the year ended December 31, 2016 was $393,285 as compared to net cash provided by financing activities of $748,858 for the year ended December 31, 2015. The decrease in cash flows related to financing activities in 2016 is primarily attributable to payoffs of certain mortgage loans, paydowns made on the unsecured revolving credit facility, and increased payment of dividends in 2016, as well as proceeds from the sale of common shares in 2015.
Capitalization
As of December 31, 2016 and 2015, our authorized capital shares consist of 500,000,000 and 1,000,000,000 shares of beneficial interest, respectively, $0.01 par value per share, of which we are authorized to issue up to 490,000,000 and 990,000,000 common shares of beneficial interest, respectively, $0.01 par value per share of our common shares and 10,000,000 preferred shares of beneficial interest, par value of $0.01, or preferred shares. As of December 31, 2016, 140,647,971 common shares and 3,500,000 preferred shares were issued and outstanding, respectively.
In December 2016, we amended our Declaration of Trust decreasing the number of our authorized capital shares from 1,000,000,000 shares to 500,000,000 shares and decreasing the number of our authorized common shares from 990,000,000 shares to 490,000,000 shares.
In December 2016, our board of trustees approved a 1-for-3 reverse share split of our common shares and outstanding OP Units. The reverse share split was effective after the close of trading on December 30, 2016 and our common shares began trading on a reverse-split-adjusted basis on the New York Stock Exchange on January 3, 2017.
In February 2015, the board of directors of Legacy Gramercy approved a 1-for-4 reverse stock split of our common stock and outstanding OP Units. The reverse stock split was effective after the close of trading on March 20, 2015, and our common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange on March 23, 2015.
Market Capitalization
At December 31, 2016, our consolidated market capitalization was $6,415,720 based on a common share price of $27.54 per share and the closing price of our common shares on the New York Stock Exchange on December 31, 2016. Market capitalization includes consolidated debt and common and preferred shares.
Indebtedness
Secured Debt
Mortgage Loans
Certain real estate assets are subject to mortgage loans. During 2016, we assumed $244,188 of non-recourse mortgages in connection with 27 real estate acquisitions. During 2015, we assumed $618,169 of non-recourse mortgages in connection with 42 real estate acquisitions, of which $464,292 related to mortgages on 29 properties acquired in connection with the Merger, and during 2014, we assumed $45,607 of non-recourse mortgages in connection with four real estate acquisitions.
For the year ended December 31, 2016, we paid off the debt on 22 properties encumbered by mortgage loans and transferred one mortgage loan to the buyer of the encumbered property. Additionally, for the year ended December 31, 2016, we defeased a mortgage loan with an outstanding principal balance of $124,605 that encumbered 11 properties, through the purchase of treasury securities valued at $144,063, which were immediately sold following the transaction. For the year ended December 31, 2016, we recorded a loss on early extinguishment of debt of $20,890, and a net gain on extinguishment of debt of $1,930 within discontinued operations, related to unamortized deferred financing costs and mortgage premiums and discounts that were immediately expensed upon termination as well as early termination fees and other costs incurred related to the extinguishments. No gains or losses on extinguishments of mortgage loans were recorded during the years ended December 31, 2015 and 2014. Our mortgage loans include a series of financial and other covenants that we have to comply with in order to borrow under them. We were in compliance with the covenants under the mortgage loan facilities as of December 31, 2016.
As of December 31, 2016, we have $555,484 total outstanding principal under our mortgage loans, which encumber 60 properties, and have a weighted average remaining term of 3.9 years and a weighted average interest rate of 4.32%. Weighted averages are based on outstanding principal balances as of December 31, 2016 and interest rate reflects the effects of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

Unsecured Debt
2015 Credit Facility and Term Loans
In December 2015, we entered into an agreement, or the Credit Agreement, for a new $1,900,000 credit facility, or the 2015 Credit Facility, consisting of an $850,000 senior unsecured revolving credit facility, or the 2015 Revolving Credit Facility, and $1,050,000 term loan facility with JPMorgan Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated and terminated Legacy Gramercy's 2014 Credit Facility. The 2015 Revolving Credit Facility, consists of a $750,000 U.S. dollar revolving credit facility and a $100,000 multicurrency revolving credit facility. The 2015 Revolving Credit Facility matures in January 2020, but may be extended for two additional six month periods upon the payment of applicable fees and satisfaction of certain customary conditions. The term loan facility, or the 2015 Term Loan, consists of a $300,000 term loan facility that matures in January 2019 with one 12-month extension option, or the 3-Year Term Loan, and a $750,000 term loan facility that matures in January 2021, or the 5-Year Term Loan.
Outstanding borrowings under the 2015 Revolving Credit Facility incur interest at a floating rate based upon, at our option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.875% to 1.55%, depending on our credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0% to 0.55%, depending on our credit ratings. We are also required to pay quarterly in arrears a 0.125% to 0.30% facility fee, depending on our credit ratings, on the total commitments under the 2015 Revolving Credit Facility. Outstanding borrowings under the 2015 Term Loan incur interest at a floating rate based upon, at our option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.90% to 1.75%, depending on our credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0.00% to 0.75%, depending on our credit ratings. The alternate base rate is the greater of (x) the prime rate announced by JPMorgan Chase Bank, N.A., (y) 0.50% above the Federal Funds Effective Rate and (z) the adjusted LIBOR for a one-month interest period plus 1.00%.
In December 2015, we also entered into a new $175,000 7-year unsecured term loan with Capital One, N.A., or the 7-Year Term Loan, which matures in January 2023. Outstanding borrowings under the 7-Year Term Loan incur interest at a floating rate based upon, at our option, either (i) adjusted LIBOR plus an applicable margin ranging from 1.30% to 2.10%, depending on our credit ratings, or (iii) the alternate base rate plus an applicable margin ranging from 0.30% to 1.10%, depending on our credit ratings. The alternate base rate is the greatest of (x) the prime rate announced by Capital One, (y) 0.50% above the Federal Funds Effective Rate and (z) the adjusted LIBOR for a one-month interest period plus 1.00%.
During the first half of 2016, we amended our 5-Year Term Loan and our 7-Year Term Loan in order to remove the 0.00% rate floor on the applicable LIBOR that existed in the original loan agreements. These unsecured borrowing facilities include a series of financial and other covenants that we have to comply with in order to borrow under the facilities. We were in compliance with the covenants under the facilities as of December 31, 2016.
Senior Unsecured Notes
During the years ended December 31, 2016 and 2015, we issued and sold $400,000 and $100,000 aggregate principal amount of senior unsecured notes payable, respectively, in private placements, which have maturities ranging from 2022 through 2026 and bear interest semi-annually at rates ranging from 3.89% to 4.97%. Refer to the table at the end of the section for specific terms of the outstanding notes.

Exchangeable Senior Notes
On March 18, 2014, we issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of a subsidiary of the Operating Partnership and are guaranteed by us on a senior unsecured basis. The Exchangeable Senior Notes mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date and will be exchangeable, under certain circumstances, for cash, for common shares or for a combination of cash and common shares, at the Operating Partnership's election. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Operating Partnership may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100.0% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.
As of December 31, 2016, the Exchangeable Senior Notes have a current exchange rate of 14.0843 units of Merger consideration, or approximately 44.9261 of our common shares for each $1.0 principal amount of the Exchangeable Senior Notes, representing an exchange price of $22.26 per common share. The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689. The discount is being amortized to interest expense over the expected life of the Exchangeable Senior Notes. As of December 31, 2016, the principal amount of the Exchangeable Senior Notes was $115,000, the unamortized discount was $6,168, and the carrying value was $108,832. As of December 31, 2016, and if Exchangeable Senior Notes were eligible for conversion, we would issue shares valued at $142,285 based upon our closing share price of $27.54, which would exceed the value of the outstanding principal by $27,285.
The terms of our unsecured sources of financing and their combined aggregate principal maturities as of December 31, 2016 and 2015 are as follows:

	Stated Interest Rate	Effective Interest Rate (1)	Maturity Date	Outstanding Balance December 31,
				2016	2015
2015 Revolving Credit Facility - U.S. dollar tranche	1.64%	1.64%	1/8/2020	$—	$275,000
2015 Revolving Credit Facility - Multicurrency tranche	1.02%	1.02%	1/8/2020	65,837	21,724
3-Year Term Loan	1.85%	2.33%	1/8/2019	300,000	300,000
5-Year Term Loan	1.85%	2.70%	1/8/2021	750,000	750,000
7-Year Term Loan	2.14%	3.34%	1/9/2023	175,000	175,000
2015 Senior Unsecured Notes(2)	4.97%	5.07%	12/17/2024	150,000	100,000
2016 Senior Unsecured Notes	3.89%	4.00%	12/15/2022	150,000	—
2016 Senior Unsecured Notes	4.26%	4.37%	12/15/2025	100,000	—
2016 Senior Unsecured Notes	4.32%	4.43%	12/15/2026	100,000	—
Exchangeable Senior Notes	3.75%	6.36%	3/15/2019	115,000	115,000
Total unsecured debt				1,905,837	1,736,724
Deferred financing costs and net debt discount				(9,704)	(9,295)
Total unsecured debt, net				$1,896,133	$1,727,429

(1)
Represents the rate at which interest expense is recorded for financial reporting purposes as of December 31, 2016, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

(2)	There was $100,000 initially issued and sold of the 2015 Senior Unsecured Notes in December 2015 and an additional amount of $50,000 issued and sold with the same terms in January 2016.

Contractual Obligations
We are obligated to fund capital expenditures related to our real estate investments, which primarily consist of expenditures to maintain assets, tenant improvement allowances and other construction or expansion obligations under tenant leases, and leasing commissions. For the year ended December 31, 2016, we had commitments relating to tenant improvement allowances and funding obligations under leases totaling approximately $26,875 that are expected to be funded over the next five years. We are obligated to fund the development of two build-to-suit properties, including a 240,411 square foot industrial property in Round Rock, Texas, which is a consolidated VIE that we will acquire upon substantial completion through a forward purchase contract and a 240,800 square foot industrial property in Summerville, South Carolina. Our remaining future commitment for these properties at December 31, 2016, is approximately $38,826.
As of December 31, 2016 and 2015, our cumulative contributions to the Gramercy European Property Fund were $55,892 (€50,000) and $25,663 (€23,160), respectively. As of December 31, 2016, our remaining commitment to the Gramercy European Property Fund is $13,146 (€12,500). Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on December 31, 2016, in the case of unfunded commitments.
We have committed to fund $100,000 to Strategic Office Partners, of which $16,027 has been funded as of December 31, 2016. See Note 5 in the accompanying financial statements for further information on the Gramercy European Property Fund and Strategic Office Partners.
We have certain properties acquired that are subject to ground leases, which are accounted for as operating leases. The ground leases have varying ending dates, renewal options and rental rate escalations, with the latest leases extending to June 2053. Combined aggregate principal maturities and future minimum payments of our unsecured debt obligations, non-recourse mortgages, Senior Unsecured Notes, Exchangeable Senior Notes, and ground leases, in addition to associated interest payments, as of December 31, 2016 are as follows:

	2015 Revolving Credit Facility	Term Loans	Mortgage Notes Payable(1)	Senior Unsecured Notes	Exchangeable Senior Notes	Ground Leases	Interest Payments	Total
2017	$—	$—	$65,616	$—	$—	$2,247	$77,676	$145,539
2018	—	—	171,096	—	—	2,263	78,412	251,771
2019	—	300,000	40,834	—	115,000	2,271	68,102	526,207
2020	65,837	—	60,028	—	—	2,263	65,495	193,623
2021	—	750,000	16,285	—	—	2,231	39,555	808,071
Thereafter	—	175,000	201,625	500,000	—	62,186	88,925	1,027,736
Above market interest	—	—	—	—	—	—	(6,546)	(6,546)
Total	$65,837	$1,225,000	$555,484	$500,000	$115,000	$73,461	$411,619	$2,946,401

(1)	Mortgage loan payments reflect accelerated repayment dates, when applicable, pursuant to related loan agreement.
We incurred rent expense on ground leases of $2,093, $1,582 and $853 during the years ended December 31, 2016, 2015, and 2014, respectively. All of our capital leases are ground leases and as of December 31, 2016, 2015, and 2014, the total gross and net value of our assets under capital leases was $16,312, $2,758, and $2,780, respectively.
We have several office locations, which are each subject to operating lease agreements. These office locations include our corporate office at 90 Park Avenue, New York, New York, and our seven regional offices located across the

United States and Europe. Our previous corporate office location through November 2016 was at 521 Fifth Avenue, New York, New York. Related to our operating leases for office locations, we incurred rent expense of $1,816, $775, and $601 for the years ended December 31, 2016, 2015, and 2014, respectively.
The lease for our corporate office at 90 Park Avenue has annual rent of $1,318 for year one through year five and annual rent of $1,402 for year six through year 11. The 90 Park Avenue lease expires in April 2027 and has one five-year renewal option. In January 2017, we exercised a cancellation right to terminate the lease for our previous corporate office space at 521 Fifth Avenue, which is effective in August 2018, for a fee of $158. The 521 Fifth Avenue lease has annual rent of $388 in 2017 and $394 in 2018. In January 2017, we entered into a sublease for the 521 Fifth Avenue office space, with a lease term of February 2017 through August 2018.
Leasing Agreements
Future minimum rental revenue under non-cancelable leases, excluding reimbursements for operating expenses, as of December 31, 2016 are as follows:

Operating Leases
2017	$381,147
2018	380,280
2019	353,816
2020	323,931
2021	298,444
Thereafter	1,599,561
Total minimum lease rental income	$3,337,179
Future straight-line rent adjustments under non-cancelable leases as of December 31, 2016 are as follows:

Straight-line Rent Adjustments
2017	$25,839
2018	14,173
2019	7,609
2020	2,204
2021	(2,216)
Thereafter	(86,086)
Total straight-line rent adjustments	$(38,477)
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

Quarter Ended	Record Date	Payment Date	Common dividends per share	Preferred dividends per share
March 31, 2015	3/31/2015	4/15/2015	$0.189	$0.445
June 30, 2015	6/30/2015	7/15/2015	$0.207	$0.445
September 30, 2015	9/30/2015	10/15/2015	$0.207	$0.445
December 31, 2015	12/31/2015	1/15/2016	$0.234	$0.445
March 31, 2016	3/31/2016	4/15/2016	$0.330	$0.445
June 30, 2016	6/30/2016	7/15/2016	$0.330	$0.445
September 30, 2016	9/30/2016	10/14/2016	$0.330	$0.445
December 31, 2016	12/30/2016	1/13/2017	$0.375	$0.445
For the year ended December 31, 2016, dividends paid represented 68.0% ordinary income, 26.3% capital gains, and 5.7% return of capital. For the years ended December 31, 2015 and 2014, dividends paid to Legacy Gramercy shareholders represented ordinary income.
Transactions with Trustee Related Entities and Related Parties
In December 2016, we sold our 5.1% interest in one property located in Lille, France held by the Goodman Europe JV to our joint venture partner, the Gramercy European Property Fund, in which we have a 14.2% ownership interest, for gross proceeds of $2,662 (€2,563).
On June 30, 2016, we sold 74.9% of our outstanding 80.0% interest in the Goodman Europe JV to the Gramercy European Property Fund, in which we have a 14.2% interest as of December 31, 2016. We have committed and funded total capital of $55,892 (€50,000) to the Gramercy European Property Fund and our CEO, who is on the board of directors, also has capital commitments to the investment, as noted below. We sold 74.9% of our interest in the Goodman Europe JV to the Gramercy European Property Fund for gross proceeds of $148,884 (€134,336), based on third-party valuations for the underlying properties. The sale of 74.9% of our interest in the Goodman Europe JV resulted in us recording a gain of $5,341 primarily related to depreciation and amortization recorded since Merger closing date. This gain amount is recorded as a gain on sale of unconsolidated equity investment interests held with a related party on our Consolidated Statements of Operations for the year ended December 31, 2016. Following the sale transaction, we have a continuing 5.1% interest in the Goodman Europe JV. The transaction was entered into in order to achieve efficiencies from the combination of the two European platforms.
Our CEO, Gordon F. DuGan, is on the board of directors of the Gramercy European Property Fund and has committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Asset Management have collectively committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on March 31, 2016, in the case of unfunded commitments.

One of the properties acquired in December 2015 as part of the Merger was partially leased to Duke Realty, our partner in the Duke JV. Duke Realty acted as the managing member of the Duke JV which was dissolved in July 2016 as described in Note 5, and as such provided asset management, construction, development, leasing and property management services, for which it was entitled to receive fees as well as a promoted interest. From the date of the Merger through lease expiration in May 2016, Duke Realty leased 30,777 square feet of one of our office properties located in Minnesota which had an aggregate 322,551 rentable square feet. Duke Realty paid us $333 under the lease for the year ended December 31, 2016. See Note 5 for more information on our transactions with the Duke JV.
In June 2013, we signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green for whom one of our previous directors serves as Chief Executive Officer, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and expires in 2023 with rents of approximately $368 per annum for year one rising to $466 per annum in year ten. We paid $381, $375, and $368 under the lease for the years ended December 31, 2016, 2015, and 2014, respectively. In January 2017, we exercised a cancellation right to terminate the lease, which is effective in August 2018, for a fee of $158.
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
Core FFO and AFFO are presented excluding property acquisition costs, other-than-temporary impairments on retained bonds, mark-to-market on interest rate swaps, and one-time charges. Our AFFO also excludes non-cash share-based compensation expense, amortization of above and below market leases, amortization of deferred financing costs, amortization of lease inducement costs, non-real estate depreciation and amortization, amortization of free rent received at property acquisition and straight-line rent. We believe that Core FFO and AFFO are useful supplemental measures regarding our operating performances as they provide a more meaningful and consistent comparison of our operating performance.
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

FFO, Core FFO and AFFO for the years ended December 31, 2016 and 2015 are as follows:

	Year Ended December 31,
	2016	2015	2014
Net income (loss) attributable to common shareholders	$27,124	$(54,162)	$44,644
Add:
Depreciation and amortization	241,527	97,654	36,408
FFO adjustments for unconsolidated equity investments	17,485	2,019	4,086
Net income attributable to noncontrolling interest	7	(791)	(236)
Net income from discontinued operations	(5,078)	(875)	524
Impairment of real estate investments	11,107	—	—
Less:
Non real estate depreciation and amortization	(895)	(870)	(784)
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	(7,229)	—	—
Gain on remeasurement of previously held unconsolidated equity investment interests	—	—	(72,345)
Gain on sale of European unconsolidated equity investment interests held with a related party	(5,341)	—	—
Net gain on disposals	(4,198)	(839)	—
Funds from operations attributable to common shareholders and unitholders	$274,509	$42,136	$12,297
Add:
Acquisition costs	9,558	6,395	6,171
Core FFO adjustments for unconsolidated equity investments	6,797	1,557	—
Other-than-temporary impairments on retained bonds	—	—	4,816
Merger related costs	—	54,945	—
Loss on extinguishment of debt	18,960	9,472	1,925
Loss on derivative instruments	—	—	3,300
Preferred share redemption costs	—	—	2,912
Change in preferred share dividends	—	—	564
European Fund setup costs	—	221	—
Net income from discontinued operations related to properties	5,406	1,106	—
Mark-to-market on interest rate swaps(1)	(869)	600	—
Less:
Recovery of servicing advances	—	(1,071)	—
Core funds from operations attributable to common shareholders and unitholders	$314,361	$115,361	$31,985
Add:
Non-cash share-based compensation expense	5,356	3,829	2,901
Amortization of market lease assets	14,816	3,777	1,310
Amortization of deferred financing costs and non-cash interest	565	1,731	2,561
Amortization of lease inducement costs	346	269	175
Return on construction advances	—	—	358
Non-real estate depreciation and amortization	895	870	784
Amortization of free rent received at property acquisition	2,569	3,415	544
Less:
AFFO adjustments for unconsolidated equity investments	727	259	(793)
Straight-lined rent	(25,548)	(12,206)	(3,995)
Change in preferred share dividends	—	—	(564)
Amortization of market lease liabilities	(25,515)	(16,026)	(3,661)
Adjusted funds from operations attributable to common shareholders and unitholders	$288,572	$101,279	$31,605
Funds from operations per share – basic	$1.95	$0.68	$0.44
Funds from operations per share – diluted	$1.93	$0.67	$0.43
Core funds from operations per share – basic	$2.23	$1.87	$1.14
Core funds from operations per share – diluted	$2.21	$1.85	$1.12
Adjusted funds from operations per share – basic	$2.05	$1.64	$1.12
Adjusted funds from operations per share – diluted	$2.03	$1.62	$1.10

	Year Ended December 31,
	2016	2015	2014
Basic weighted average common shares outstanding – EPS	140,192,424	60,698,716	27,860,728
Phantom shares	—	136,904	—
Weighted average non-vested share based payment awards	—	445,610	—
Weighted average partnership units held by noncontrolling interest	696,662	518,336	274,821
Weighted average common shares and units outstanding	140,889,086	61,799,566	28,135,549
Diluted weighted average common shares and common share equivalents outstanding – EPS (2)	141,009,021	60,698,716	28,641,836
Phantom shares	—	136,904	—
Weighted average share based payment awards	460,172	907,511	—
Weighted average partnership units held by noncontrolling interest	696,662	518,336	—
Weighted average share options	—	17,659	—
Dilutive effect of Exchangeable Senior Notes	—	157,385	—
Diluted weighted average common shares and units outstanding	142,165,855	62,436,511	28,641,836

(1)	For the year ended December 31, 2015, the mark-to-market on interest rate swaps was reclassified from AFFO to Core FFO and is included in Core FFO for all periods presented.

(2)
For the year ended December 31, 2015, the diluted weighted average share calculation, which represents the denominator in diluted earnings per share, excludes potentially dilutive securities because including them would have been anti-dilutive during the period.

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
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investment in commercial real estate with fixed rate, non-recourse mortgage financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decrease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps to manage our exposure to interest rate changes. We currently have a 2015 Revolving Credit Facility, several term loans and several mortgage notes payable which are based upon a floating rate which have an aggregate outstanding balance of $1,331,640 at December 31, 2016, of which $1,265,803 is hedged effectively by interest rate swaps which we believe will mitigate the interest rate risk related to these borrowings.

The following chart shows our floating rate debt instruments, including debt that is hedged by interest rate swaps, and the related interest rates, maturity dates and balances as of December 31, 2016:

Floating Rate Debt Instrument	Stated Interest Rate	Effective Interest Rate(1)	Maturity Date	Balance at December 31, 2016
2015 Revolving Credit Facility(2)	1.64%	1.64%	1/8/2020	$—
2015 Revolving Credit Facility - Multicurrency tranche(2)	1.02%	1.02%	1/8/2020	65,837
3-Year Term Loan	1.85%	2.33%	1/8/2019	300,000
5-Year Term Loan	1.85%	2.70%	1/8/2021	750,000
7-Year Term Loan	2.14%	3.34%	1/9/2023	175,000
Mortgage note payable - Waco	2.74%	4.75%	12/19/2020	15,187
Mortgage note payable - Atrium I	2.64%	3.57%	5/31/2018	19,708
Mortgage note payable - Easton III	2.64%	3.94%	1/31/2019	5,908
Total Floating Rate Debt Instruments				$1,331,640

(1)
Represents the rate at which interest expense is recorded for financial reporting purposes as of December 31, 2016, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

(2)	These floating rate debt instruments are not hedged by interest rate swaps.
The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the interest rate risk related to the 2015 Revolving Credit Facility:

Change in LIBOR	Projected Decrease in Net Income
Base case
+100 bps	$(1,426)
+200 bps	$(2,852)
+300 bps	$(4,278)
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
As of December 31, 2016 and 2015, we had outstanding borrowings of $65,837 (€45,000 and £15,000) and $21,724 (£20,000), respectively, under the multicurrency tranche of our 2015 Revolving Credit Facility, which we designated as a non-derivative net investment hedging instrument pursuant to ASC 815 to mitigate our risk from fluctuations in the exchange rates between the U.S. dollar and both the euro and British pound sterling. Our unhedged net investment in foreign currencies was $13,322 and $1,661 as of December 31, 2016 and 2015, respectively, based on the period ending U.S. dollar values of the hedge of $65,837 and $21,724, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Gramercy Property Trust
We have audited the accompanying consolidated balance sheets of Gramercy Property Trust (“the Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit) and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gramercy Property Trust at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Gramercy Property Trust's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 28, 2017

Report of Independent Registered Public Accounting Firm
The Board of Trustees and Shareholders of Gramercy Property Trust
We have audited Gramercy Property Trust’s (the “Company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). Gramercy Property Trust’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Gramercy Property Trust maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Gramercy Property Trust as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit) and noncontrolling interests, and cash flows for each of the three years in the period ended December 31, 2016 of Gramercy Property Trust and our report dated February 28, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New York, New York
February 28, 2017

Gramercy Property Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2016	December 31, 2015
Assets:
Real estate investments, at cost:
Land	$805,264	$702,557
Building and improvements	4,053,125	3,313,747
Less: accumulated depreciation	(201,525)	(84,627)
Total real estate investments, net	4,656,864	3,931,677
Cash and cash equivalents	67,529	128,031
Restricted cash	12,904	17,354
Investment in unconsolidated equity investments	101,807	580,000
Assets held for sale, net	—	420,485
Tenant and other receivables, net	72,795	34,234
Acquired lease assets, net of accumulated amortization of $133,710 and $54,323	618,680	682,174
Other assets	72,948	40,563
Total assets	$5,603,527	$5,834,518
Liabilities and Equity:
Liabilities:
Senior unsecured revolving credit facility	$65,837	$296,724
Exchangeable senior notes, net	108,832	106,581
Mortgage notes payable, net	558,642	530,222
Senior unsecured notes, net	496,464	99,124
Senior unsecured term loans	1,225,000	1,225,000
Total long-term debt, net	2,454,775	2,257,651
Accounts payable and accrued expenses	58,380	59,808
Dividends payable	53,074	8,980
Below market lease liabilities, net of accumulated amortization of $26,416 and $17,083	230,183	242,456
Liabilities related to assets held for sale	—	291,364
Other liabilities	46,081	52,290
Total liabilities	2,842,493	2,912,549
Commitments and contingencies
Noncontrolling interest in the Operating Partnership	8,643	10,892
Equity:
Common shares, par value $0.01, 140,647,971 and 140,174,384 issued and outstanding at December 31, 2016 and December 31, 2015, respectively	1,406	1,402
Series A cumulative redeemable preferred shares, par value $0.01, liquidation preference $87,500, and 3,500,000 shares authorized, issued and outstanding at December 31, 2016 and December 31, 2015	84,394	84,394
Additional paid-in-capital	3,887,793	3,882,735
Accumulated other comprehensive loss	(4,128)	(5,751)
Accumulated deficit	(1,216,753)	(1,051,454)
Total shareholders' equity	2,752,712	2,911,326
Noncontrolling interest in other partnerships	(321)	(249)
Total equity	2,752,391	2,911,077
Total liabilities and equity	$5,603,527	$5,834,518

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Rental revenue	$387,032	$169,986	$60,258
Third-party management fees	35,766	22,271	25,033
Operating expense reimbursements	86,878	41,814	20,604
Other income	7,588	3,201	2,045
Total revenues	517,264	237,272	107,940
Operating Expenses
Property operating expenses	93,123	42,076	21,120
Property management expenses	20,118	19,446	17,500
Depreciation and amortization	241,527	97,654	36,408
General and administrative expenses	33,237	19,794	18,416
Acquisition and merger-related expenses	9,558	61,340	6,171
Total operating expenses	397,563	240,310	99,615
Operating Income (Loss)	119,701	(3,038)	8,325
Other Expenses:
Interest expense	(75,434)	(34,663)	(16,586)
Other-than-temporary impairment	—	—	(4,064)
Portion of impairment recognized in other comprehensive loss	—	—	(752)
Net impairment recognized in earnings	—	—	(4,816)
Loss on derivative instruments	—	—	(3,300)
Equity in net income (loss) of unconsolidated equity investments	2,409	(1,107)	1,959
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	7,229	—	—
Gain on remeasurement of previously held unconsolidated equity investment interests	—	—	72,345
Loss on extinguishment of debt	(20,890)	(9,472)	(1,925)
Impairment of real estate investments	(11,107)	—	—
Income (loss) from continuing operations before provision for taxes	21,908	(48,280)	56,002
Provision for taxes	(3,160)	(2,153)	(809)
Income (loss) from continuing operations	18,748	(50,433)	55,193
Income (loss) from discontinued operations before gain on extinguishment of debt and net gain on disposals	3,148	875	(524)
Gain on extinguishment of debt	1,930	—	—
Net gain on disposals	321	—	—
Income from discontinued operations	5,399	875	(524)
Income (loss) before net gain on disposals	24,147	(49,558)	54,669
Gain on sale of European unconsolidated equity investment interests held with a related party	5,341	—	—
Net gain on disposals	3,877	839	—
Net income (loss)	33,365	(48,719)	54,669
Net income (loss) attributable to noncontrolling interest	(7)	791	236
Net income (loss) attributable to Gramercy Property Trust	33,358	(47,928)	54,905
Preferred share redemption costs	—	—	(2,912)
Preferred share dividends	(6,234)	(6,234)	(7,349)
Net income (loss) available to common shareholders	$27,124	$(54,162)	$44,644
Basic earnings per share:(1)
Net income (loss) from continuing operations, after preferred dividends	$0.15	$(0.90)	$1.62
Net income (loss) from discontinued operations	0.04	0.01	(0.02)
Net income (loss) available to common shareholders	$0.19	$(0.89)	$1.60
Diluted earnings per share:(1)
Net income (loss) from continuing operations, after preferred dividends	$0.15	$(0.90)	$1.58
Net income (loss) from discontinued operations	0.04	0.01	(0.02)
Net income (loss) available to common shareholders	$0.19	$(0.89)	$1.56
Basic weighted average common shares outstanding(1)	140,192,424	60,698,716	27,860,728
Diluted weighted average common shares outstanding(1)	141,009,021	60,698,716	28,641,836

(1)	Adjusted for the 1-for-3 reverse share split completed on December 30, 2016. Refer to Note 12 for further information related to the reverse share split.

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2016	2015	2014
Net income (loss)	$33,365	$(48,719)	$54,669
Other comprehensive income (loss):
Unrealized gain on debt securities and derivative instruments:
Unrealized gain (loss) on available for sale debt securities	2,689	1,476	752
Unrealized gain (loss) on derivative instruments	5,634	(2,885)	(3,002)
Reclassification of accumulated foreign currency translation adjustments due to disposal	(3,737)	—	—
Disposition of European investment	1,944	—	—
Foreign currency translation adjustments	(6,094)	(594)	(48)
Reclassification of unrealized loss on terminated derivative instruments into net earnings	1,187	(45)	—
Other comprehensive income (loss)	1,623	(2,048)	(2,298)
Comprehensive income (loss)	$34,988	$(50,767)	$52,371
Net (income) loss attributable to noncontrolling interest	(7)	791	236
Other comprehensive (income) loss attributable to noncontrolling interest	(54)	(4)	41
Comprehensive income (loss) attributable to Gramercy Property Trust	$34,927	$(49,980)	$52,648

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statements of Shareholders’ Equity (Deficit) and Noncontrolling Interest
(Amounts in thousands, except share data)

	Common Stock		Series A Preferred Stock	Series B Preferred Stock	Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)	Total Gramercy Property Trust	Noncontrolling interest	Total
	Shares	Par Value
December 31, 2013 (1)	18,956,196	$190	$85,235	$—	$1,149,777	$(1,405)	$(967,324)	$266,473	$—	$266,473
Net income	—	—	—	—	—	—	54,905	54,905	—	54,905
Change in net unrealized loss on derivative instruments	—	—	—	—	—	(3,002)	—	(3,002)	—	(3,002)
Reclassification of fair value of embedded exchange option on 3.75% exchangeable senior notes	—	—	—	—	11,726	—	—	11,726	—	11,726
Change in net unrealized gain on debt securities	—	—	—	—	—	752	—	752	—	752
Offering costs	—	—	—	(3,106)	(29,207)	—	—	(32,313)	—	(32,313)
Stock redemption costs	—	—	(3)	—	—	—	—	(3)	—	(3)
Redemption of Series A cumulative redeemable preferred stock	—	—	(85,232)	—	—	—	(2,912)	(88,144)	—	(88,144)
Issuance of stock	30,344,409	303	—	87,500	627,531	—	—	715,334	—	715,334
Issuance of stock - stock purchase plan	1,665	—	—	—	27	—	—	27	—	27
Stock based compensation - fair value	—	—	—	—	2,483	—	—	2,483	—	2,483
Proceeds from stock options exercised	7,975	—	—	—	91	—	—	91	—	91
Conversion of OP Units to common stock	383,003	4	—	—	8,735	—	—	8,739	—	8,739
Reallocation of noncontrolling interest in the Operating Partnership	—	—	—	—	(2,636)	—	—	(2,636)	—	(2,636)
Dividends on preferred stock - Series A	—	—	—	—	—	—	(4,993)	(4,993)	—	(4,993)
Dividends on preferred stock - Series B	—	—	—	—	—	—	(2,356)	(2,356)	—	(2,356)
Dividends on common stock	—	—	—	—	—	—	(20,254)	(20,254)	—	(20,254)
Foreign currency translation adjustments	—	—	—	—	—	(48)	—	(48)	—	(48)
Balance at December 31, 2014	49,693,248	$497	$—	$84,394	$1,768,527	$(3,703)	$(942,934)	$906,781	$—	$906,781

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statements of Shareholders’ Equity (Deficit) and Noncontrolling Interest – (Continued)
(Amounts in thousands, except share data)

	Common Stock		Series A Preferred Shares	Series B Preferred Stock	Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)	Total Gramercy Property Trust	Noncontrolling interest	Total
	Shares	Par Value
December 31, 2014 (1)	49,693,248	$497	$—	$84,394	$1,768,527	$(3,703)	$(942,934)	$906,781	$—	$906,781
Shares issued in connection with merger	78,903,588	789	84,394	(84,394)	1,828,452	—	—	1,829,241	—	1,829,241
Net income	—	—	—	—	—	—	(47,928)	(47,928)	(415)	(48,343)
Change in net unrealized loss on derivative instruments	—	—	—	—	—	(2,930)	—	(2,930)	—	(2,930)
Change in net unrealized gain on debt securities	—	—	—	—	—	1,476	—	1,476	—	1,476
Offering costs	—	—	—	—	(12,090)	—	—	(12,090)	—	(12,090)
Issuance of shares	11,091,607	111	—	—	289,789	—	—	289,900	—	289,900
Issuance of shares - stock purchase plan	4,369	—	—	—	80	—	—	80	—	80
Stock based compensation - fair value	330,529	4	—	—	3,451	—	—	3,455	—	3,455
Conversion of OP Units to common stock	151,043	1	—	—	3,787	—	—	3,788	—	3,788
Reallocation of noncontrolling interest in the Operating Partnership	—	—	—	—	739	—	—	739	—	739
Dividends on preferred stock - Series B	—	—	—	—	—	—	(6,234)	(6,234)	—	(6,234)
Dividends on common stock	—	—	—	—	—	—	(54,358)	(54,358)	—	(54,358)
Contributions to consolidated equity investment	—	—	—	—	—	—	—	—	171	171
Foreign currency translation adjustments	—	—	—	—	—	(594)	—	(594)	(5)	(599)
Balance at December 31, 2015	140,174,384	$1,402	$84,394	$—	$3,882,735	$(5,751)	$(1,051,454)	$2,911,326	$(249)	$2,911,077

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statements of Shareholders’ Equity (Deficit) and Noncontrolling Interest – (Continued)
(Amounts in thousands, except share data)

	Common Shares		Preferred Shares	Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)	Total Gramercy Property Trust	Noncontrolling interest	Total
	Shares	Par Value
December 31, 2015 (1)	140,174,384	$1,402	$84,394	$3,882,735	$(5,751)	$(1,051,454)	$2,911,326	$(249)	$2,911,077
Net income (loss)	—	—	—	—	—	33,358	33,358	(77)	33,281
Change in net unrealized loss on derivative instruments	—	—	—	—	5,634	—	5,634	—	5,634
Change in net unrealized gain on debt securities	—	—	—	—	2,689	—	2,689	—	2,689
Reclassification of unrealized gain of terminated derivative instruments into earnings	—	—	—	—	1,187	—	1,187	—	1,187
Offering costs	—	—	—	(225)	—	—	(225)	—	(225)
Issuance of stock	621	—	—	16	—	—	16	—	16
Stock based compensation - fair value	300,490	3	—	3,344	—	—	3,347	—	3,347
Proceeds from share options exercised	15,948	—	—	167	—	—	167	—	167
Dividend reinvestment program proceeds	76	—	—	2	—	—	2	—	2
Conversion of OP Units to common stock	156,452	1	—	4,158	—	—	4,159	—	4,159
Reallocation of noncontrolling interest in the Operating Partnership	—	—	—	(2,404)	—	—	(2,404)	—	(2,404)
Disposition of European unconsolidated equity investment interests held with a related party	—	—	—	—	(3,737)	—	(3,737)	—	(3,737)
Disposition of European investment	—	—	—	—	1,944	—	1,944	—	1,944
Reclassification of accumulated foreign currency translation adjustments due to disposal	—	—	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—		—	(6,094)	—	(6,094)	5	(6,089)
Dividends on preferred shares	—	—	—	—	—	(6,234)	(6,234)	—	(6,234)
Dividends on common stock	—	—	—	—	—	(192,423)	(192,423)	—	(192,423)
Balance at December 31, 2016	140,647,971	$1,406	$84,394	$3,887,793	$(4,128)	$(1,216,753)	$2,752,712	$(321)	$2,752,391

(1)	Adjusted for the 1-for-3 reverse share split completed on December 30, 2016. Refer to Note 12 for further information related to the reverse share split.

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2016	2015	2014
Operating Activities:
Net income (loss)	$33,365	$(48,719)	$54,669
Adjustments to net cash provided by operating activities:
Depreciation and amortization	241,637	97,654	36,408
Amortization of acquired leases to rental revenue and expense	(10,699)	(12,249)	(2,352)
Amortization of deferred costs	1,719	3,711	1,991
Amortization of discounts and other fees	(3,814)	(3,212)	(959)
Amortization of lease inducement costs	346	269	175
Straight-line rent adjustment	(25,548)	(12,406)	(3,995)
Non-cash impairment charges	11,195	—	4,816
Net gain on sale of properties	(4,286)	(839)	—
Loss on derivative instruments	—	—	3,300
Distributions received from unconsolidated equity investments	50,891	5,704	3,373
Equity in net (income) loss of unconsolidated equity investments	(2,409)	1,107	(1,959)
Gain on remeasurement of previously held unconsolidated equity investment interests	(7,229)	—	—
Gain from remeasurement of previously held joint ventures	—	—	(72,345)
Gain from sale of unconsolidated equity investment interests held with a related party	(5,341)	—	—
Loss on extinguishment of debt	18,960	9,472	1,925
Amortization of share-based compensation	5,356	6,562	2,483
Changes in operating assets and liabilities:
Restricted cash	7,437	(3,667)	(272)
Payment of capitalized leasing costs	(13,616)	(3,132)	(77)
Tenant and other receivables	(18,727)	5,403	4,983
Other assets	(11,059)	10,946	(11,384)
Accounts payable, accrued expenses and other liabilities	(24,854)	(22,912)	12,007
Other liabilities	(6,610)	—	—
Net cash provided by operating activities	236,714	33,692	32,787
Investing Activities:
Capital expenditures	(43,429)	(4,577)	(16,496)
Distributions from investing activities received from unconsolidated equity investments	97,932	—	3,841
Proceeds from sales of unconsolidated equity investment interests held with a related party	151,546	—	—
Proceeds from sale of real estate	975,425	73,796	—
Cash acquired in connection with Merger	—	24,687	—
Return of restricted cash held in escrow for 1031 exchange	(31)	—	—
Unconsolidated equity investments	(33,632)	(25,959)	—
Acquisition of real estate, net of cash acquired of $0, $4,108, and $0	(1,059,691)	(919,213)	(461,963)
Acquisition of Gramercy Europe Asset Management, net of cash acquired of $ 0, $0, and $97	—	—	(3,658)
Restricted cash for tenant improvements	6,780	(3,399)	(326)
Proceeds from servicing advances receivable	1,390	—	7,428
Net cash provided by (used for) investing activities	96,290	(854,665)	(471,174)
Financing Activities:
Proceeds from unsecured term loan and credit facility	536,466	2,293,612	275,000
Proceeds from senior unsecured credit facility	400,000	100,000	—
Proceeds from secured credit facility	—	—	23,000
Repayment of unsecured term loans and credit facility	(762,199)	(1,831,806)	(75,000)
Acquisition of treasury bonds for defeasance	(144,063)	—	—
Repayment of secured credit facility	—	—	(68,000)
Proceeds from issuance of exchangeable senior notes	—	—	115,000
Proceeds from mortgage notes payable	9,550	—	—
Repayment of mortgage notes payable	(255,024)	(5,936)	(205,392)
Offering costs	(225)	(12,090)	(28,381)
Proceeds from sale of common stock	16	289,910	627,183
Payment of deferred financing costs	(6,685)	(19,724)	(8,457)
Payment of debt extinguishment costs	(15,868)	—	—
Termination of derivatives	—	(3,784)	—
Proceeds from issuance of Series B stock	—	—	87,500
Issuance costs for Series B stock	—	—	(3,004)
Redemption of Series A stock	—	—	(89,279)
Preferred share dividends paid	(6,234)	(6,234)	(43,814)
Common share dividends paid	(148,501)	(54,868)	(10,792)
Proceeds from exercise of share options and purchases under the employee share purchase plan	167	80	118
Contributions from noncontrolling interests in other entities	—	169	—
Distribution to noncontrolling interest in the Operating Partnership	(406)	(421)	(86)
Change in restricted cash from financing activities	(279)	(50)	(425)
Net cash provided by (used in) financing activities	(393,285)	748,858	595,171
Net increase (decrease) in cash and cash equivalents	(60,281)	(72,115)	156,784
Increase (decrease) in cash and cash equivalents related to foreign currency translation	(221)	77	(48)
Cash and cash equivalents at beginning of period	128,031	200,069	43,333
Cash and cash equivalents at end of period	$67,529	$128,031	$200,069

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

1. Business and Organization
Gramercy Property Trust, or the Company or Gramercy, a Maryland real estate investment trust, or REIT, is a leading global investor and asset manager of commercial real estate. Gramercy specializes in acquiring and managing single-tenant, net leased industrial, office, and specialty retail properties. The Company focuses on income producing properties leased to high quality tenants in major markets in the United States and Europe.
Gramercy earns revenues primarily through rental revenues on properties that it owns in the United States and asset management revenues on properties owned by third parties in the United States and Europe. The Company also owns unconsolidated equity investments in the United States, Europe, and Asia.
In December 2015, the Company completed a merger, or the Merger, of Gramercy Property Trust Inc., or Legacy Gramercy, into Chambers Street Properties, or Chambers, pursuant to which Legacy Gramercy stockholders received 3.1898 common shares of beneficial interest of Chambers for each share of common stock of Legacy Gramercy held. Following the Merger, the Company changed its name to “Gramercy Property Trust” and its New York Stock Exchange, or NYSE, trading symbol to “GPT.”
In the Merger, Chambers Street Properties, or Chambers, was the legal acquirer and Legacy Gramercy was the accounting acquirer for financial reporting purposes. Thus, the financial information set forth herein subsequent to the close of the Merger on December 17, 2015 reflects results of the combined company, and financial information prior to the close of the Merger reflects Legacy Gramercy results. For this reason, period to period comparisons may not be meaningful. All share and per share data has been adjusted for the 1-for-3 reverse share split that was effective after the close of trading on December 30, 2016, the Merger exchange ratio of 3.1898 effective after the close of trading on December 17, 2015, and for the 1-for-4 reverse stock split that was effective after the close of trading on March 20, 2015.
Unless the context requires otherwise, all references to “Company,” “Gramercy,” “we,” “our,” and “us” mean Legacy Gramercy and one or more of its subsidiaries for the periods prior to the Merger closing and Gramercy Property Trust and one or more of its subsidiaries for the period following the Merger closing.
As of December 31, 2016, the Company's wholly-owned portfolio consists of 318 properties comprising 64,963,122 rentable square feet with 98.5% occupancy, excluding build-to-suit properties that have not yet been placed in service. As of December 31, 2016, the Company has ownership interests in 44 industrial and office properties which are held in unconsolidated equity investments in the United States and Europe and 2 properties held through the investment in CBRE Strategic Partners Asia. Property counts have been adjusted to reflect number of properties instead of number of buildings. Adjustments are reflected throughout the financial statements.
As of December 31, 2016, the Company’s asset management business, which operates under the name Gramercy Asset Management, manages for third-parties approximately $1,200,000 of commercial real estate assets, including approximately $875,000 of assets in Europe.
The Company has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, or IRC, and generally will not be subject to U.S. federal income taxes to the extent it distributes

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

its taxable income, if any, to its shareholders. The Company has in the past established, and may in the future establish taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Those TRSs would incur U.S. federal, state and local taxes on the taxable income from their activities.
The Company's operating partnership, GPT Operating Partnership LP, or the Operating Partnership, is the 100.0% owner of all of its direct and indirect subsidiaries, except that, as of December 31, 2016, third-party holders of limited partnership interests in the Operating Partnership owned approximately 0.46% of the beneficial interest of the Company. These interests are referred to as the noncontrolling interests in the Operating Partnership. See Note 12 for more information on the Company’s noncontrolling interests.
2. Significant Accounting Policies
Reclassification
Certain prior year balances have been reclassified to conform with the current year presentation. These reclassifications had no effect on the previously reported total assets, total liabilities, equity, or net income (loss). On the December 31, 2015 Consolidated Balance Sheets, the Company reclassified servicing advances receivable of $1,382, retained CDO bonds of $7,471, deferred costs of $13,950, and goodwill of $3,568 into other assets and reclassified accrued interest payable of $4,546, deferred revenue of $36,031, and derivative instruments of $3,442 into other liabilities. On the Consolidated Statements of Operations, the Company reclassified investment income of $1,763 and $1,824 for the years ended December 31, 2015 and 2014, respectively, into other income.
During the first quarter of 2016, the Company adopted ASU 2015-03, Simplifying the Presentation of Debt Issuances Costs, which requires the Company to reclassify debt financing costs, which were previously accounted for within the asset section, and present them in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability, with the exception of deferred financing costs associated with the credit facility which remain in other assets on the Consolidated Balance Sheets. Deferred financing costs totaling $6,389 have been reclassified in the December 31, 2015 Consolidated Balance Sheet from the asset section and netted against the corresponding debt liability. See “Recently Issued Accounting Pronouncements” below for further discussion of the new accounting guidance for deferred financing costs.
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

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

Real Estate Investments
Real Estate Acquisitions
The Company records acquired real estate investments as business combinations when the real estate is occupied, at least in part, at acquisition. Costs directly related to the acquisition of such investments are expensed as incurred. The Company allocates the purchase price of real estate to land, building, improvements and intangibles, such as the value of above- and below-market leases, and origination costs associated with the in-place leases at the acquisition date. The Company utilizes various estimates, processes and information to determine the as-if-vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, discounted cash flow analyses and other methods. Refer to the policy section "Intangible Assets and Liabilities" for more information on how the Company accounts for intangibles.
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
In January 2017, the FASB issued ASU 2017-01, Amendments to Business Combinations, which amends the current guidance to clarify the definition of a business. The Company has elected to early adopt the new standard in the first quarter of 2017 and as a result, it expects to capitalize substantially all acquisition costs as part of the carrying value of real estate assets acquired. Refer to the section "Recently Issued Accounting Pronouncements" for more information on the new guidance.
Acquired real estate investments involving sale-leasebacks that have newly-originated leases or real estate investments under construction, or build-to-suit investments, are recorded as asset acquisitions and accordingly, transaction costs incurred in connection with the acquisition are capitalized. In build-to-suit investments, the Company engages a developer to construct a property or provide funds to a tenant to develop a property. The Company capitalizes the funds provided to the developer/tenant and real estate taxes, if applicable, during the construction period.
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
Capital Improvements
In leasing space, the Company may provide funding to the lessee through a tenant allowance. Certain improvements are capitalized when they are determined to increase the useful life of the building. During construction of qualifying projects, the Company capitalizes interest, insurance, real estate taxes and administrative costs of the personnel performing such work, if incremental and identifiable. In accounting for tenant allowances, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership of such improvements. If the Company is considered the owner of the leasehold improvements, the Company capitalizes

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (i) who holds legal title to the improvements, (ii) evidentiary requirements concerning the spending of the tenant allowance, and (iii) other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.
Impairments
The Company also reviews the recoverability of a property’s carrying value when circumstances indicate a possible impairment of the value of a property. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, for properties to be held and used, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost of disposal. These assessments are recorded as an impairment loss in the Consolidated Statements of Operations in the period the determination is made. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset to be held and used, the new cost basis will be depreciated or amortized over the remaining useful life of that asset.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
Restricted Cash
The Company had restricted cash of $12,904 and $17,354 at December 31, 2016 and 2015, respectively, which primarily consisted of reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain mortgage loan obligations, as well as proceeds from property sales held by qualified intermediaries to be used for tax-deferred, like-kind exchanges under IRC Section 1031.
Variable Interest Entities
During the first quarter of 2016, the Company adopted ASU 2015-02, Amendments to the Consolidation Analysis, which modified the analysis it must perform to determine whether it should consolidate certain types of legal entities. Under the revised guidance, the Operating Partnership was determined to be a VIE, for which the Company was the primary beneficiary due to its majority ownership and ability to exercise control over every aspect of the partnerships operations. Because the operating partnership was already consolidated in the Company’s balance sheets, the revised

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

guidance had no impact on the Company’s Consolidated Financial Statements. There were no other legal entities qualifying under the scope of the revised guidance that were consolidated as a result of the adoption. In addition, there were no voting interest entities under prior existing guidance that were determined to be VIEs under the revised guidance. The assets and liabilities of the Company and its Operating Partnership are substantially the same.
The Company had three consolidated VIEs as of December 31, 2016 and two consolidated VIEs as of December 31, 2015. The Company had four unconsolidated VIEs as of December 31, 2016 and 2015. The following is a summary of the Company’s involvement with VIEs as of December 31, 2016:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Consolidated VIEs:
Operating Partnership	$5,603,527	$2,842,493	$5,603,527	$2,842,493
Proportion Foods	$22,836	$3,041	$22,836	$23,514
Gramercy Europe Asset Management (European Fund Manager)	$1,100	$47	$1,100	$1,742
Unconsolidated VIEs:
Gramercy Europe Asset Management (European Fund Carry Co.)	$8	$—	$31	$—
Retained CDO Bonds	$11,906	$—	$391,990	$592,414
The following is a summary of the Company’s involvement with VIEs as of December 31, 2015:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Consolidated VIEs:
Proportion Foods	$7,949	$16	$7,949	$8,183
Gramercy Europe Asset Management (European Fund Manager)	$334	$832	$334	$832
Unconsolidated VIEs:
Gramercy Europe Asset Management (European Fund Carry Co.)	$—	$—	$11	$16
Retained CDO Bonds	$7,471	$—	$1,382,373	$1,282,583
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

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

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
The construction of the facility on the property is expected to be complete in the first quarter of 2017 and the Company has committed $24,950 in financing for the property. BIG is responsible for funding in excess of the $24,950 mortgage note. As of December 31, 2016, the Company funded $19,932 for the property.
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
Unconsolidated VIEs
Gramercy Europe Asset Management (European Fund Carry Co.)
In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired equity interests in the entity, hereinafter European Fund Carry Co., entitled to receive certain preferential distributions, if any, made from time-to-time by Gramercy European Property Fund. The Company has determined that European Fund Carry Co. is a VIE, as the equity holders of that entity do not have controlling financial interests and the obligation to absorb losses in excess of capital committed. Decisions that most significantly affect the economic performance of European Fund Carry Co. are decided by a majority vote of that VIE’s shareholders. As such, the Company does not have a controlling financial interest in the VIE and has accounted for it as an equity investment.
As of December 31, 2016 and 2015, European Fund Carry Co. had net assets (liabilities) of $31 and $(5), respectively.
Investment in Retained CDO Bonds
The Company has retained non-investment grade subordinate bonds, preferred shares and ordinary shares of three CDOs, or the Retained CDO Bonds. The Company does not control the activities that most significantly impact the Retained CDO Bonds’ economic performance and is not obligated to provide any financial support to them, thus the

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

Retained CDO Bonds have been determined to be unconsolidated VIEs, in which the Company’s interest is recorded at fair value within other assets on the Consolidated Balance Sheets. The Retained CDO Bonds may provide the potential for the Company to receive continuing cash flows in the future, however, there is no guarantee that the Company will realize any proceeds from the Retained CDO Bonds or what the timing of the proceeds may be. The Company’s maximum exposure to loss is limited to its interest in the Retained CDO Bonds.
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
Tenant and other receivables are recorded net of the allowance for doubtful accounts, which was $57 and $204 as of December 31, 2016 and 2015, respectively. The Company continually reviews receivables related to rent, tenant reimbursements, and management fees, including incentive fees, and determines collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable, as appropriate.
Intangible Assets and Liabilities
The Company follows the acquisition method of accounting for business combinations. The Company allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Tangible assets include land, buildings and improvements on an as-if vacant basis. Refer to the policy section, "Real Estate Acquisitions," for information on how the Company accounts for tangible assets. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value of in-place leases. Management also considers information obtained about each property as a result of its pre-acquisition due diligence.
Above-market and below-market lease values for properties acquired are recorded based on the present value of the difference between the contractual amount to be paid pursuant to each in-place lease and management’s estimate

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

of the fair market lease rate for each such in-place lease, measured over a period equal to the remaining non-cancelable term of the lease. The present value calculation utilizes a discount rate that reflects the risks associated with the leases acquired. The above-market and below-market lease values are amortized as a reduction of and increase to rental revenue, respectively, over the remaining non-cancelable terms of the respective leases. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the market lease intangibles will be written off to rental revenue.
The aggregate value of in-place leases represents the costs of leasing costs, other tenant related costs, and lost revenue that the Company did not have to incur by acquiring a property that is already occupied. Factors considered by management in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property taking into account current market conditions and costs to execute similar leases. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the anticipated lease-up period. Management also estimates costs to execute similar leases including leasing commissions and other related expenses. The value of in-place leases is amortized to depreciation and amortization expense over the remaining non-cancelable term of the respective leases. In no event does the amortization period for intangible assets exceed the remaining depreciable life of the building. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the in-place lease intangible will be written off to depreciation and amortization expense.
Above-market and below-market ground rent intangibles are recorded for properties acquired in which the Company is the lessee pursuant to a ground lease assumed at acquisition. The above-market and below-market ground rent intangibles are valued similarly to above-market and below-market leases, except that, because the Company is the lessee as opposed to the lessor, the above-market and below-market ground lease values are amortized as a reduction of and increase to rent expense, respectively, over the remaining non-cancelable terms of the respective leases.
Intangible assets and liabilities consist of the following:

	As of December 31,
	2016	2015
Intangible assets:
In-place leases, net of accumulated amortization of $117,717 and $49,125	$553,924	$644,540
Above-market leases, net of accumulated amortization of $15,719 and $5,051	59,647	94,202
Below-market ground rent, net of accumulated amortization of $274 and $147	5,109	5,236
Amounts related to assets held for sale, net of accumulated amortization of $0	—	(61,804)
Total intangible assets	$618,680	$682,174
Intangible liabilities:
Below-market leases, net of accumulated amortization of $26,168 and $16,934	$223,110	$255,452
Above-market ground rent, net of accumulated amortization of $248 and $149	7,073	3,522
Amounts related to liabilities of assets held for sale, net of accumulated amortization of $0	—	(16,518)
Total intangible liabilities	$230,183	$242,456

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

The following table provides the weighted average amortization period as of December 31, 2016 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted Average Amortization Period	2017	2018	2019	2020	2021
In-place leases	9.8	$91,891	$83,424	$70,190	$56,772	$49,568
Total to be included in depreciation and amortization expense		$91,891	$83,424	$70,190	$56,772	$49,568
Above-market lease assets	7.5	$11,218	$10,629	$9,459	$7,288	$6,029
Below-market lease liabilities	19.7	(13,583)	(13,309)	(12,970)	(12,621)	(12,489)
Total to be included in rental revenue		$(2,365)	$(2,680)	$(3,511)	$(5,333)	$(6,460)
Below-market ground rent	41.3	$127	$127	$127	$127	$127
Above-market ground rent	33.3	(215)	(215)	(215)	(215)	(215)
Total to be included in property operating expense		$(88)	$(88)	$(88)	$(88)	$(88)
The Company recorded $112,072, $37,592, and $12,263 of amortization of intangible assets as part of depreciation and amortization expense for the years ended December 31, 2016, 2015, and 2014, respectively. The Company recorded $10,768, $12,256 and $2,390 of amortization of intangible assets and liabilities as an increase to rental revenue for the years ended December 31, 2016, 2015, and 2014, respectively. The Company recorded $28, $41, and $38 of amortization of ground rent intangible assets and liabilities as a reduction of property operating expense for the years ended December 2016, 2015, and 2014, respectively.
Revenue Recognition
Real Estate Investments
Rental revenue from leases on real estate investments is recognized on a straight-line basis over the term of the lease, regardless of when payments are contractually due. The excess of rental revenue recognized over the amounts contractually due according to the underlying leases are included in other liabilities on the Consolidated Balance Sheets. For leases on properties that are under construction at the time of acquisition, the Company begins recognition of rental revenue upon completion of construction of the leased asset and delivery of the leased asset to the tenant.
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

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sale of real estate.
Asset Management Business
The Company’s asset and property management agreements may contain provisions for fees related to dispositions, administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets. The Company recognizes revenue for fees pursuant to its management agreements in the period in which they are earned. Deferred revenue from management fees received prior to the date earned are included in other liabilities on the Consolidated Balance Sheets.
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
The Company’s significant management agreements are with KBS Acquisition Sub, LLC, the Gramercy European Property Fund, and Strategic Office Partners. The Company’s management agreement with KBS Acquisition Sub, LLC, or KBS, was amended in the fourth quarter of 2016 to terminate the agreement effective as of March 31, 2017. For the period from January 1, 2017 through termination on March 31, 2017, the revised agreement provides for monthly asset management fees of $550 and incentive fees pursuant to the previous agreement. The previous agreement with KBS provided for a base management fee of $7,500 per year, reimbursement of certain administrative and property related expenses, and incentive fees in the form of profit participation ranging from 10.0% – 30.0% of profits earned on sales through December 31, 2016. The Company’s management agreement with the Gramercy European Property Fund was assumed in December 2014. Pursuant to the agreement with the Gramercy European Property Fund, Gramercy Europe Asset Management provides property, asset management and advisory services to a portfolio of single-tenant industrial and office assets located in Europe. The Company’s management agreement with Strategic Office Partners was effective in the third quarter of 2016, concurrent with the formation of Strategic Office Partners. In accordance with the agreement with Strategic Office Partners, the Company provides the venture with property management, project management, and leasing services, for which it earns management fees. Additionally, the Company will receive an asset management fee from Strategic Office Partners as well as a promoted interest after achieving a targeted internal rate of return.
For the years ended December 31, 2016, 2015, and 2014, the Company recognized incentive fees of $19,159, $3,012, and $1,136, respectively.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

Other Income
Other income primarily consists of income accretion on the Company’s Retained CDO Bonds, which are measured at fair value on a quarterly basis using a discounted cash flow model, realized foreign currency exchange gains (losses), interest income, recoveries from servicing advances, reversal of a contingency accrual and miscellaneous property related income.
Foreign Currency
Gramercy Europe Asset Management operates an asset and property management business in the United Kingdom. The Company owns two properties in Canada, owned one property located in the United Kingdom until its disposition in December 2016, and has unconsolidated equity investments in Europe and Asia. The Company also has borrowings outstanding in euros and British pounds sterling under the multicurrency portion of its revolving credit facility. Refer to Note 5 for more information on the Company’s foreign unconsolidated equity investments.
Foreign Currency Translation
The Company has interests in Europe and Canada for which the functional currencies are the euro, the British pound sterling, and the Canadian dollar, respectively. The Company performs the translation from these foreign currencies to the U.S. dollar for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The Company reports the gains and losses resulting from such translation as a component of other comprehensive income (loss). The Company recorded net translation losses of $6,094, $594, and $48 for the years ended December 31, 2016, 2015, and 2014, respectively. These translation gains and losses are reclassified to other income within earnings when the Company has substantially exited from all investments in the related currency.
Foreign Currency Transactions
A transaction gain or loss realized upon settlement of a foreign currency transaction will be included in earnings for the period in which the transaction is settled. Foreign currency intercompany transactions that are scheduled for settlement are included in the determination of net income. Intercompany foreign currency transactions of a long-term nature that do not have a planned or foreseeable future settlement date, in which the entities to the transactions are consolidated or accounted for by the equity method in the Company’s financial statements, are not included in net income but are reported as a component of other comprehensive income (loss). For the years ended December 31, 2016, 2015, and 2014, the Company recognized net realized foreign currency transaction gains (losses) of $102, $(23) and $(16), respectively, on such transactions.
Other Assets
The Company includes prepaid expenses, capitalized software costs, contract intangible assets, deferred costs, goodwill, derivative assets, servicing advances receivable, and Retained CDO Bonds in other assets.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

Prepaid Expenses
The Company makes payments for certain expenses such as insurance and property taxes in advance of the period in which it receives the benefit. These payments are amortized over the respective period of benefit relating to the contractual arrangement. The Company also makes payments for deposits related to pending acquisitions and financing arrangements, as required by a seller or lender, respectively. Costs prepaid in connection with securing financing for a property are reclassified into deferred financing costs at the time the transaction is completed.
Capitalized Software Costs and Contract Intangible Assets
The Company capitalizes its costs of software purchased for internal use and once the software is placed into service, the costs are amortized into expense on a straight-line basis over the asset's estimated useful life, which is generally three years. Contracts the Company has assumed in connection with a business combination, such as asset or property management contracts, are recorded at fair value at the time of acquisition, which is determined using a discounted cash flow analysis that considers the contract’s projected cash flows, factoring in any renewal or termination provisions, and a discount rate that reflects the associated risks. The value of the contract intangible is amortized to property management expense on a straight-line basis over the expected remaining useful term of the contract and if the contract is terminated prior to its contractual expiration, any unamortized balance of the contract intangible will be written off to property management expense.
Deferred Costs
Deferred costs consist of deferred financing costs, deferred acquisition costs, and deferred leasing costs, and are presented in other assets net of accumulated amortization.
The Company’s deferred financing costs are comprised of costs associated with the Company’s unsecured credit facilities and include commitment fees, issuance costs, and legal and other third-party costs associated with obtaining the related financing. Deferred financing costs are amortized on a straight-line or effective interest basis over the contractual terms of the respective agreements and the amortization is reflected as interest expense. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity. Costs incurred in seeking financing transactions that do not close are expensed in the period in which it is determined that the financing will not close. During the first quarter of 2016, the Company adopted accounting guidance related to the presentation of deferred financing costs on the balance sheet and reclassified amounts that were within the asset section pertaining to debt arrangements other than its unsecured credit facilities to instead be netted against the corresponding debt liability for all periods presented. See “Recently Issued Accounting Pronouncements” below for further discussion of the new accounting guidance on deferred financing costs.
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

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

Goodwill
Goodwill represents the fair value of the synergies expected to be achieved upon consummation of a business combination and is measured as the excess of consideration transferred over the net assets acquired at acquisition date. The Company initially recognized goodwill of $3,887 related to the acquisition of Gramercy Europe Asset Management, however during the second quarter of 2015, as a result of finalization of the purchase price allocation for the acquisition, the Company decreased the amount allocated to goodwill by $85 and thus the final purchase price allocation to goodwill as a result of the acquisition was $3,802. The adjustment to goodwill for the finalized purchase price was primarily related to a reduction in the contract intangible value as well as an increase in the accrued income recorded for incentive fees. The carrying value of goodwill is adjusted each reporting period for the effect of foreign currency translation adjustments. The carrying value of goodwill at December 31, 2016 and 2015 was $2,988 and $3,568, respectively. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company did not record any impairment on its goodwill during 2016 or 2015.
Servicing Advances Receivable
The Company's servicing advances receivable consisted of its accrual for the reimbursement of servicing advances, including expenses such as legal fees and other professional fees incurred prior to the disposal of Gramercy Finance in March 2013. Recovery of servicing advances has been recognized in other income on the Consolidated Statements of Operations. For the years ended December 31, 2016, 2015, and 2014 the Company received reimbursements of $1,390, $0, and $7,428, respectively. As of December 31, 2016 and December 31, 2015, the servicing advances receivable was $0 and $1,382, respectively. All servicing advances receivable were received as of March 30, 2016, thus there will be no future activity related to servicing advances.
Retained CDO Bonds
The Retained CDO Bonds are non-investment grade subordinate bonds, preferred shares and ordinary shares of three CDOs. Management estimated the timing and amount of cash flows expected to be collected and recognized an investment in the Retained CDO Bonds equal to the net present value of these discounted cash flows. There is no guarantee that the Company will realize any proceeds from this investment, or what the timing will be for the expected remaining life of the Retained CDO Bonds. The Company considers these investments to be not of high credit quality and does not expect a full recovery of interest and principal, therefore, the Company has suspended interest income accruals on these investments. The Company classifies the Retained CDO Bonds as available for sale. On a quarterly basis, the Company evaluates the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, the Company will record an other-than-temporary, or OTTI, impairment in the Consolidated Statements of Operations. To determine the component of the OTTI related to expected credit losses, the Company compares the amortized cost basis of the Retained CDO Bonds to the present value of the revised expected cash flows, discounted using the pre-impairment yield. Conversely,

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, the Company will prospectively adjust the yield using the effective yield method. Refer to Note 9 for further discussion regarding the fair value measurement of the Retained CDO Bonds. For the years ended December 31, 2016, 2015, and 2014, the Company recognized OTTI of $0, $0, and $4,816, respectively, on its Retained CDO Bonds.
A summary of the Company’s Retained CDO Bonds as of December 31, 2016 and 2015 is as follows:

Period	Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain	Other-than- temporary impairment	Fair Value	Weighted Average Expected Life
As of December 31, 2016	9	$384,784	$8,207	$3,699	$—	$11,906	1.6 years
As of December 31, 2015	9	$374,576	$6,461	$1,010	$—	$7,471	2.8 years
The following table summarizes the activity related to credit losses on the Retained CDO Bonds for the years ended December 31, 2016 and 2015:

	2016	2015	2014
Balance at beginning of period of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income (loss)	$3,196	$6,818	$2,002
Additions to credit losses:
On Retained CDO Bonds for which an OTTI was not previously recognized	—	—	—
On Retained CDO Bonds for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income (loss)	—	—	4,816
On Retained CDO Bonds for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income (loss)	—	—	—
Reduction for credit losses:			—
On Retained CDO Bonds for which no OTTI was recognized in other comprehensive income at current measurement date	—	—	—
On Retained CDO Bonds sold during the period	—	—	—
On Retained CDO Bonds charged off during the period	—	—	—
For increases in cash flows expected to be collected that are recognized over the remaining life of the Retained CDO Bonds	(3,687)	(3,622)	—
Balance at end of period of credit of losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income (loss)	$(491)	$3,196	$6,818

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

Benefit Plans
The Company has a 401(k) Savings/Retirement Plan, or the 401(k) Plan, to cover eligible employees of the Company, and any designated affiliate. The 401(k) Plan permits eligible employees to defer up to 15.0% of their annual compensation, subject to certain limitations imposed by the IRC. The employees’ elective deferrals are immediately vested and non-forfeitable. The 401(k) Plan provides for discretionary matching contributions by the Company. Except for the 401(k) Plan, at December 31, 2016 the Company did not maintain a defined benefit pension plan, post-retirement health and welfare plan or other benefit plans.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions.
Concentrations of credit risk also arise when a number of the Company’s tenants or asset management clients are engaged in similar business activities or are subject to similar economic risks or conditions that could cause their inability to meet contractual obligations to the Company. The Company regularly monitors its portfolio to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified. Asset management clients KBS and Gramercy Europe Asset Management accounted for 88.2% and 10.8%, respectively, of the Company's management fee income for the year ended December 31, 2016. One asset management client, KBS, accounted for 83.6% and 77.9% of the Company’s management fee income for the years ended December 31, 2015 and 2014, respectively. One tenant, Bank of America, N.A., or BOA, accounted for 12.1%, 24.2%, and 29.3% of the Company’s rental revenue for the years ended December 31, 2016, 2015, and 2014, respectively. The concentration of rental revenue from BOA is partially due to amortization recorded on the BOA below-market lease liabilities, which accounted for 5.2%, 7.1%, and 4.3% of total rental revenue for the years ended December 31, 2016, 2015, and 2014, respectively. Additionally, for the year ended December 31, 2016, there were three states, California, Florida and Texas, that each accounted for 10.0% or more of the Company’s rental revenue.
Use of Estimates
The preparation of financial statements in conformity with Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration it expects to receive in exchange for those goods or services. The guidance also requires enhanced disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. In April 2016, the FASB issued ASU 2016-10, which amends the new revenue recognition guidance on identifying performance obligations. In February 2017, the FASB issued ASU

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

2017-05, which clarifies the scope of gains and losses from the derecognition of nonfinancial assets and provides guidance for the partial sales of nonfinancial assets in context of the new revenue standard. The new revenue recognition guidance is effective for the first interim period within annual reporting periods beginning after December 15, 2017, with early adoption permitted for the first interim period within annual reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the new guidance. A substantial portion of the Company’s revenue consists of rental revenue from leasing arrangements, which is specifically excluded from Topic 606, however the Company also generates revenue from operating expense reimbursements, management fees, and gains and impairments on disposals, which will be impacted by Topic 606. The Company is continuing to analyze the impact of the new revenue guidance on its recognition and disclosure of these streams of revenue. The Company currently expects to adopt the standard in the first quarter of 2018 using the modified retrospective approach.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which serves to simplify the presentation of debt issuance costs in a company’s financial statements. The amendments in the update require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that liability. The update is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest, which allows an entity to present the debt issuance costs from a line-of-credit arrangement as an asset. The Company adopted this guidance during the first quarter of 2016 and reclassified amounts in each period presented. The adoption of this guidance did not have a material impact on the its Consolidated Financial Statements as the update relates only to changes in financial statement presentation. See the “Reclassification” section above for further details on the adoption of this guidance.
In April 2015, the FASB issued ASU 2015-05, Intangibles Goodwill and Other Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The update requires companies to account for the software license element of a cloud computing arrangement consistent with the acquisition of other software licenses and other licenses of intangible assets. The update is effective for annual and interim periods beginning after December 15, 2015, with early adoption permitted. The Company adopted this guidance during the first quarter of 2016. The adoption of this guidance did not have a material impact on the its Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to record changes in instruments specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. The update is effective for fiscal years

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

beginning after December 15, 2017, and for interim periods therein. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on its Consolidated Financial Statements.
In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The update will be effective beginning in the first quarter of 2019 and early adoption is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company’s accounting for leases in which it is a lessor, which represents most of its leasing arrangements, will be largely unchanged under ASU 2016-02, however the Company is a lessee in several operating and ground leases and the accounting for these arrangements is more significantly impacted by the new standard. Pursuant to the new guidance, lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company is continuing to evaluate the impact of adopting the new leases standard on its Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, Compensation Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The update serves to simplify the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification of awards on the statement of cash flows. The guidance in the ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, with early adoption permitted for any interim or annual period. The Company has not elected early adoption of the amendments in the updates and expects that the new guidance will not have a material impact on its Consolidated Financial Statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments Credit Losses, which amends the existing accounting guidance related to credit losses on financial instruments. The amendments in the update replace the incurred loss impairment methodology in the current accounting standards with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The update is effective for annual and interim periods beginning after December 15, 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting the update on its Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments, which serves to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of adopting the update on its Consolidated Financial Statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The updated guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The amendments must be adopted using a retrospective transition method to each period presented, with early adoption permitted. The Company is currently evaluating the impact of adopting the update on its Consolidated Financial Statements.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

In January 2017, the FASB issued ASU 2017-01, Amendments to Business Combinations, which amends the current guidance to clarify the definition of a business in order to assist entities in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted under certain circumstances. The amendments must be applied prospectively as of the beginning of the period of adoption. The Company has elected to early adopt ASU 2017-01 in the first quarter of 2017 and as a result expects to capitalize substantially all acquisition costs as part of the carrying value of real estate assets acquired.
3. Dispositions, Assets Held for Sale, and Discontinued Operations
Real Estate Dispositions
During the year ended December 31, 2016, the Company sold 24 properties, which comprised an aggregate of 5,588,637 square feet, and generated gross proceeds of $1,159,295. Of the properties sold during the year ended December 31, 2016, six properties comprising an aggregate 980,825 square feet with a total value of $187,500 were contributed to Strategic Office Partners, an unconsolidated equity investment in which the Company has a 25.0% interest. During the year ended December 31, 2016, the Company recognized a $3,877 gain on disposals and a $2,844 impairment on real estate investments that were disposed during the period, including $321 net gain on disposals within discontinued operations. During the year ended December 31, 2016, the Company recognized an additional $8,263 impairment on a real estate investment that was held as of December 31, 2016. There were 19 property sales in 2016 that were structured as like-kind exchanges within the meaning of Section 1031 of the IRC. As a result of the sales, the Company deposited $724,173 of the total sales proceeds into an IRC Section 1031 exchange escrow account with a qualified intermediary. The Company then used $723,831 of these funds as consideration for 65 property acquisitions during the year ended December 31, 2016. Six of the properties sold during the year ended December 31, 2016, which were sold for gross proceeds of $397,055, represent properties assumed in the Merger that were designated as held for sale at the time of Merger closing, and were thus included in discontinued operations for all periods presented. No other properties sold during 2016 were included in discontinued operations.
During the year ended December 31, 2015, the Company sold seven properties which comprised an aggregate of 398,213 square feet and generated gross proceeds of $89,919. Included in these sales is the Company's sale of 50.0% of its interest in an office property located in Morristown, New Jersey, which comprised 41,861 square feet, and generated gross proceeds of $2,600. The Company recognized a $839 net gain on disposals during the year ended December 31, 2015. Four of the property sales in 2015 were structured as like-kind exchanges within the meaning of Section 1031 of the IRC. As a result of the sales, the Company deposited $14,619 of the total sales proceeds into an IRC Section 1031 exchange escrow account with a qualified intermediary. The Company then used the funds as consideration for three property acquisitions during the year ended December 31, 2015. The properties sold during 2015 were not included in discontinued operations as they did not meet the definition of discontinued operations. During the year ended December 31, 2014, the Company did not sell any properties.
Assets Held for Sale
The Company separately classifies properties held for sale in its Consolidated Financial Statements. As of December 31, 2016, the Company had no assets classified as held for sale and as of December 31, 2015, the Company

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

had six assets classified as held for sale with total net asset value of $129,121, which consisted of assets assumed in the Merger that were designated as held for sale at the time of Merger closing and have been included within discontinued operations, in accordance with ASC 360, as these assets acquired in the Merger did not align with the Company’s investment strategy and therefore were sold in 2016, as noted above. Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held for sale, depreciation and amortization expense is no longer recorded. In the normal course of business the Company identifies non-strategic assets for sale. Changes in the market may compel the Company to decide to classify a property held for sale or classify a property that was designated as held for sale back to held for investment. During the years ended December 31, 2016 and 2015, the Company did not reclassify any properties previously identified as held for sale to held for investment.
The following table summarizes the assets held for sale and liabilities related to the assets held for sale as of December 31, 2015:

December 31, 2015
Assets held for sale
Real estate investments	$348,582
Acquired lease assets	61,804
Other assets	10,099
Total assets	420,485
Liabilities related to assets held for sale
Mortgage notes payable, net	260,704
Below-market lease liabilities	16,518
Other liabilities	14,142
Total liabilities	291,364
Net assets held for sale	$129,121
Discontinued Operations
The Company's discontinued operations for the years ended December 31, 2016, 2015, and 2014 were related to its Gramercy Finance segment and the assets that were assumed in the Merger and simultaneously designated as held for sale. The following operating results for the years ended December 31, 2016, 2015, and 2014 are included in

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

discontinued operations for all periods presented:

	Year Ended December 31,
	2016	2015	2014
Revenues	$6,547	$2,052	$368
Operating expenses	(2,304)	(290)	(267)
General and administrative expense	(176)	(384)	(625)
Interest expense	(807)	(503)	—
Depreciation and amortization	(112)	—	—
Gain on extinguishment of debt	1,930	—	—
Net income (loss) from operations	5,078	875	(524)
Net gain on disposals	321	—	—
Net income (loss) from discontinued operations	$5,399	$875	$(524)
Discontinued operations have not been segregated in the Consolidated Statements of Cash Flows. The table below presents additional relevant information pertaining to results of discontinued operations for the years ended December 31, 2016, 2015, and 2014, including depreciation, amortization, capital expenditures, and significant operating and investing noncash items:

	Year Ended December 31,
	2016	2015	2014
Amortization expense	$(112)	$—	$—
Significant operating noncash items	(9,137)	(273)	—
Significant investing noncash items	—	131,358	—
Increase in cash and cash equivalents related to foreign currency translation	—	121	—
Total	$(9,249)	$131,206	$—
4. Real Estate Investments
Property Acquisitions
During the year ended December 31, 2016, the Company acquired 76 properties comprising 23,806,949 square feet for an aggregate purchase price of approximately $1,580,002 and a build-to-suit property for purchase price of approximately $3,798 with projected 240,800 square feet upon completion. The acquisitions in 2016 included seven properties distributed to the Company from the Duke JV which comprised 4,189,630 square feet and had fair value at 100.0% of $276,100. The Company previously owned an 80.0% interest in these properties through its interest in the joint venture. During the year ended December 31, 2015, the Company acquired 143 properties comprising 33,599,735 square feet for an aggregate purchase price of approximately $3,718,616 and a build-to-suit property for purchase price of approximately $7,947 with projected 200,411 square feet upon completion. The acquisitions in 2015 included 95 properties acquired as part of the Merger which comprised 24,560,739 square feet.
The Company recorded revenues and net income for the year ended December 31, 2016 of $43,050 and $13,915, respectively, related to its 76 real estate acquisitions during the year. The Company recorded revenues and net income for the year ended December 31, 2015 of $57,945 and $18,738, respectively, related to its 143 real estate acquisitions during the year, including the properties added in connection with the Merger. The Company recorded revenues and net income for the year ended December 31, 2014 of $46,434 and $8,872, respectively, related to the 100 acquisitions during the year.
Property Purchase Price Allocations
The Company is currently analyzing the fair value of the lease and real estate assets of 21 of its property investments acquired in 2016 and accordingly, the purchase price allocations are preliminary and subject to change. The initial recording of the investments is summarized as follows:

		Preliminary Allocations recorded
Period of Acquisition	Number of Acquisitions	Real Estate Assets	Intangible Assets	Intangible Liabilities
Year ended December 31, 2016	21	$513,424	$61,178	$11,093
During the years ended December 31, 2016 and 2015, the Company finalized the purchase price allocations for 67 and 136 properties acquired in prior periods, respectively, for which the Company had recorded preliminary purchase price allocations at the time of acquisition, excluding the properties assumed in the Merger with Chambers, which are separately disclosed below. The aggregate changes from the preliminary purchase price allocations to the finalized purchase price allocations, in accordance with ASU 2015-16, are shown in the table below:

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

	Preliminary Allocations recorded				Finalized Allocations recorded
Period Purchase Price Allocation Finalized	Number of Acquisitions	Real Estate Assets	Intangible Assets	Intangible Liabilities	Real Estate Assets	Intangible Assets	Intangible Liabilities	Increase (Decrease) to Rental Revenue	Decrease to Depreciation and Amortization Expense
Year ended December 31, 2016	67	$1,220,055	$128,498	$22,105	$1,219,354	$127,222	$20,128	$(18)	$(13)
Year Ended December 31, 2015(1)	136	$1,373,360	$320,066	$81,961	$1,535,763	$302,083	$226,381	$2,307	$(205)
(1) Allocations for the year ended December 31, 2015 include the 67 properties acquired as part of the Bank of America Portfolio, a portfolio of properties acquired in 2014 from an existing joint venture which is primarily leased to Bank of America, N.A.
Pro Forma
The following table summarizes, on an unaudited pro forma basis, the Company’s combined results of operations for the years ended December 31, 2016, 2015, and 2014 as though the acquisitions closed during the years ended December 31, 2016, 2015, and 2014 were completed on January 1, 2014. The supplemental pro forma operating data is not necessarily indicative of what the actual results of operations would have been assuming the transactions had been completed as set forth above, nor do they purport to represent the Company’s results of operations for future periods.

	Year Ended December 31,
	2016	2015(3)	2014(4)
Pro forma revenues(1)	$542,230	$517,363	$508,603
Pro forma net income available to common shareholders(2)	$33,903	$61,840	$67,913
Pro forma income per common share-basic	$0.24	$1.02	$2.44
Pro forma income per common share-diluted	$0.24	$0.99	$2.37
Pro forma common shares-basic	140,192,424	60,698,716	27,860,728
Pro forma common share-diluted	141,009,021	62,436,511	28,641,836

(1)
The pro forma results for all periods presented include adjustments to reflect the Company's continuing 5.1% interest in the Goodman Europe JV, its 100.0% interest in the seven properties it received through distribution from the Duke JV on June 30, 2016, and its 25.0% interest in Strategic Office Partners.

(2)	Net income for each period has been adjusted for acquisition costs related to the property acquisitions during the period.

(3)
The Company adjusted its pro forma net income for the year ended December 31, 2015 for the $54,945 of Merger costs recorded in 2015 because they were directly related to the Company’s Merger with Chambers Street, in which it acquired 95 properties.

(4)
The Company adjusted its pro forma net income for the year ended December 31, 2014 for the $72,345 gain on remeasurement of a previously held joint venture that was recorded in the second quarter of 2014 because it was directly related to the Company’s acquisition of the remaining 50.0% equity interest in the Bank of America Portfolio joint venture.

Merger with Chambers
As described in Note 1, on December 17, 2015, the Company completed a merger with and into a subsidiary of Chambers. In accordance with ASC 805, Business Combinations, the Merger was accounted for as a reverse acquisition, with Chambers as the legal acquirer and Legacy Gramercy as the accounting acquirer for financial reporting purposes.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

At Merger closing, each share of Legacy Gramercy common stock, par value $0.001 per share, that was issued and outstanding immediately prior to the effective time of the Merger, was canceled and converted into the right to receive 3.1898 common shares, par value $0.01 per share, of the Company. Because the Merger was accounted for as a reverse acquisition, consideration for the Merger was computed as if Legacy Gramercy had issued its equity interests to Chambers shareholders. Consideration for the Merger was $1,829,241, based on Legacy Gramercy's closing stock price of $24.63 on December 17, 2015, the number of Chambers common shares outstanding at the close of the Merger, and the exchange ratio of 3.1898 set forth in the Agreement and Plan of Merger, or the Merger Agreement.
During 2016, the Company finalized the purchase price allocation for the Merger. The following table summarizes the finalized purchase price allocation:

Assets
Investments:
Land	$262,090
Buildings and improvements	1,628,395
Net investments	1,890,485
Cash and cash equivalents	24,687
Restricted cash	8,990
Unconsolidated equity investments	563,888
Tenant and other receivables, net	11,166
Acquired lease assets	410,819
Deferred costs and other assets	5,002
Assets held for sale	412,102
Total assets	3,327,139
Liabilities
Mortgage notes payable	220,429
Revolving credit facilities and term loans	860,000
Below-market lease liabilities	38,613
Accounts payable, accrued expenses, and other liabilities	86,601
Liabilities related to assets held for sale	292,255
Total liabilities	1,497,898
Fair value of net assets acquired	$1,829,241
The final allocation of the purchase price was based on the Company's assessment of the fair value of the acquired assets and liabilities. The final allocation recorded resulted in an increase to the allocation to assets acquired by $1,936 and an increase to the allocation to liabilities assumed by $1,936. The final purchase price allocation adjustment also resulted in a decrease in rental revenue of $106 and an increase in depreciation expense of $75 to record adjustments to depreciation and amortization expense, which are reflected in the Consolidated Statements of Operations for the year ended December 31, 2016.
5. Unconsolidated Equity Investments
The Company has investments in a variety of ventures. The Company will co-invest in entities that own multiple properties with various investors or with one partner. The Company may manage the ventures and collect asset and property management fees as well as incentive fees, otherwise known as profit participation or promoted interest, from its investment partners, or one of the other partners will manage the ventures for asset and property management fees as well as incentive fees. Depending on the structure of the venture, the Company’s voting interest may be different than its economic interest.
The Company accounts for substantially all of its unconsolidated equity investments under the equity method of accounting since it exercises significant influence, but does not unilaterally control the entities, and is not considered to

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

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
As a result of the Merger in 2015, the Company acquired an interest in four unconsolidated entities, the Goodman Europe JV, the Goodman UK JV, the Duke JV, and CBRE Strategic Partners Asia, a real estate investment fund. The Company’s equity investment in the entities was fair valued on the Merger closing date, and the difference between the historical carrying value of the net assets and the fair value has been recorded as a basis difference. The basis difference will be amortized to equity in net income (loss) from unconsolidated equity investments over the remaining weighted average useful life of the underlying assets of each entity.
As of December 31, 2016 and 2015, and for the years ended December 31, 2016, 2015, and 2014, the Company owned properties through unconsolidated equity investments and had investment interests in these unconsolidated entities as follows:

	As of December 31, 2016					As of December 31, 2015
Investment	Ownership %	Voting Interest %	Partner	Investment in Unconsolidated Equity Investment(1)	Number of Properties	Investment in Unconsolidated Equity Investment(1)	Number of Properties
Gramercy European Property Fund (2)(3)	14.2%	14.2%	Various	$50,367	26	$23,381	12
Philips JV	25.0%	25.0%	Various	—	1	—	1
Duke JV (4)	80.0%	50.0%	Duke Realty	—	—	352,932	13
Goodman Europe JV(3)	5.1%	5.1%	Gramercy European Property Fund	3,491	8	158,863	9
Goodman UK JV	80.0%	50.0%	Goodman Group	25,309	2	36,698	3
CBRE Strategic Partners Asia	5.07%	5.07%	Various	4,145	2	5,508	2
Morristown JV	50.0%	50.0%	21 South Street	2,623	1	2,618	1
Strategic Office Partners	25.0%	25.0%	TPG Real Estate	15,872	6	—	—
Total				$101,807	46	$580,000	41

(1)
The amounts presented include basis differences of $0, $2,286 and $3,941, net of accumulated amortization, for the Duke JV, Goodman Europe JV and Goodman UK JV, respectively, as of December 31, 2016. The amounts presented include basis differences of $136,198, $37,371, and $6,578, net of accumulated amortization, for the Duke JV, Goodman Europe JV, and Goodman UK JV, respectively, as of December 31, 2015.

(2)	Includes European Fund Carry Co., which has a carrying value of $8 and $0 for the Company's 25.0% interest as of December 31, 2016 and December 31, 2015, respectively.

(3)
As of December 31, 2016, the Company has a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest of Goodman Europe JV through its 14.2% interest in the Gramercy European

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

Property Fund. In the table above, as of December 31, 2016, the Company’s 94.9% interest in Goodman Europe JV held through its 14.2% interest in the Gramercy European Property Fund is included in the amount shown for the Gramercy European Property Fund and the Company’s 5.1% direct interest in the Goodman Europe JV is presented separately as the amount shown for the Goodman Europe JV.

(4)	The Duke JV was dissolved following the sale of its final property in July 2016. The Company’s ownership and voting interest in the Duke JV presented represent values prior to its dissolution.
The following is a summary of the Company’s unconsolidated equity investments for the years ended December 31, 2016 and 2015:

	2016	2015
Balance at beginning of period	$580,000	$—
Contributions to unconsolidated equity investments(1)	76,856	25,663
Unconsolidated equity investments acquired	—	561,504
Equity in net income (loss) of unconsolidated equity investments, including adjustments for basis differences	2,409	(1,107)
Other comprehensive loss of unconsolidated equity investments	(7,264)	(356)
Distributions from unconsolidated equity investments (2)	(411,837)	(5,704)
Purchase price allocations	5,000	—
Gains on sale and dissolution of unconsolidated equity investment interests	12,570	—
Sale of unconsolidated equity investments	(151,546)	—
Receivable from dissolution of joint venture	(644)	—
Reclassification of accumulated foreign currency translation adjustments due to disposal	(3,737)	—
Balance at end of period	$101,807	$580,000

(1)	Includes the fair value of the six properties of $46,608 contributed by the Company to Strategic Office Partners.

(2)	Includes the fair value of the seven properties of $276,100 distributed by the Duke JV to the Company.
Gramercy European Property Fund
In December 2014, the Company, along with several equity investment partners, formed the Gramercy European Property Fund, a private real estate investment fund, which targets single-tenant industrial, office and specialty retail assets throughout Europe. Since inception, the equity investors, including the Company, have collectively funded $395,213 (€352,500) in equity capital to the Gramercy European Property Fund. As of December 31, 2016 and 2015, the Company's cumulative contributions to the Gramercy European Property Fund were $55,892 (€50,000) and $25,663 (€23,160), respectively. In December 2016, the Company agreed to contribute an additional $13,146 (€12,500) to the Gramercy European Property Fund, none of which was funded by December 31, 2016. As of December 31, 2016, the remaining commitments of all equity investors to the Gramercy European Property Fund, including the Company, were $52,585 (€50,000).
On May 31, 2016, the Gramercy European Property Fund acquired a 20.0% interest in the Goodman Europe JV, a joint venture that invests in industrial properties in France and Germany and in which the Company acquired an 80.0% interest in connection with the Merger, from the Company's venture partner, the Goodman Group, for a total purchase price of $47,633 (€42,766). On June 30, 2016, the Gramercy European Property Fund acquired 74.9% of the Company’s

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

80.0% interest in the Goodman Europe JV for a total purchase price of $148,884 (€134,336). As of December 31, 2016, the Company has a 14.2% interest in the Gramercy European Property Fund, which has a 94.9% ownership interest in the Goodman Europe JV. As of December 31, 2016, the Company has a 5.1% direct interest in the Goodman Europe JV, as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund.
As a result of the Gramercy European Property Fund’s acquisition of the Goodman Group’s 20.0% interest in the Goodman Europe JV, the Goodman Europe JV shareholder agreement, which previously had the same terms as that of the Goodman UK JV, was amended. In the amended Goodman Europe JV shareholder agreement, control is allocated to the joint venture partners based upon ownership interest. Due to its continuing equity interest, the Company maintains significant influence in the Goodman Europe JV, and as a result of both of these factors, the Company continues to account for its outstanding interest in the joint venture using the equity method. Pursuant to the amended Goodman Europe JV shareholder agreement, the Goodman Europe JV pays accounting and property management fees to certain Goodman Group subsidiaries and pays investment advisory and other management-related fees to the Gramercy European Property Fund in connection with the services these entities provide to the Goodman Europe JV. For the years ended December 31, 2016 and 2015, the Company received distributions of $10,030 and $0, respectively, from the Goodman Europe JV.
During years ended December 31, 2016 and 2015, the Gramercy European Property Fund acquired 13 and 12 properties, respectively, located in Germany, the Netherlands, Poland, and the United Kingdom, and also acquired the Company's 5.1% interest in one property located in Lille, France held by the Goodman Europe JV. Refer to Note 8 for additional information on the equity transactions related to the Gramercy European Property Fund and Goodman Europe JV. As of December 31, 2016, there were 26 properties in the Gramercy European Property Fund and eight additional properties held in the Goodman Europe JV.
Goodman UK JV
The Goodman UK JV invests in industrial properties in the United Kingdom. Pursuant to the Goodman UK JV shareholder agreement, if a deadlock arises pertaining to a major decision regarding a specific property, either shareholder may exercise a buy-sell option in relation to the relevant property for the Goodman UK JV. Additionally, after the initial investment period, either shareholder wishing to exit the Goodman UK JV may exercise a buy-sell option with respect to its entire interest. The Goodman UK JV pays certain fees to certain Goodman Group subsidiaries in connection with the services they provide to the Goodman UK JV, including but not limited to investment advisory, development management and property management services. The Goodman Group is also entitled to a promoted interest in the Goodman UK JV. For the years ended December 31, 2016 and 2015, the Company received distributions of $13,344 and $0, respectively, from the Goodman UK JV.
Strategic Office Partners
In August 2016, the Company partnered with TPG Real Estate, or TPG, to form Strategic Office Partners, an unconsolidated equity investment created for the purpose of acquiring, owning, operating, leasing and selling single-tenant office properties located in high-growth metropolitan areas in the United States. In September, 2016, the Company contributed six properties to Strategic Office Partners valued at $187,500 and in exchange, the Company received cash

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

proceeds of $140,625, equivalent to TPG’s 75.0% interest in the venture, plus a 25.0% interest in Strategic Office Partners valued at $46,608. Concurrently with the initial funding of Strategic Office Partners, the Company received a distribution of $30,581 representing its pro rata share of loan proceeds, resulting in an initial equity investment of $16,027. As a result of the transactions, the Company recorded a gain of $2,336, which is recorded in net gain from disposals on its Consolidated Statements of Operations. The properties comprise an aggregate 980,825 square feet.
TPG and the Company have committed an aggregate $400,000 to Strategic Office Partners, including $100,000 from the Company. The Company's remaining commitment is $83,973 as of December 31, 2016. The Company provides asset and property management, accounting, construction, and leasing services to Strategic Office Partners, for which it earns management fees and is entitled to a promoted interest. During the year ended December 31, 2016, the Company contributed $46,608 to Strategic Office Partners, representing the fair value of properties contributed, and received cash distributions of $30,581 from Strategic Office Partners.
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
In June 2016, the Company and Duke entered into a Dissolution and Liquidation Agreement, or the Dissolution Agreement. On June 30, 2016, pursuant to the Dissolution Agreement, the Duke JV distributed seven of its properties to the Company and one of its properties and $2,760 to Duke. As a result of the distributions, the Company recorded a gain of $7,229 in the second quarter of 2016. In July 2016, the Duke JV sold its remaining property to a third party which completed the dissolution of the joint venture, and as a result of this sale, the Company received a final distribution of $41,060 from the Duke JV. During the years ended December 31, 2016 and 2015, the Company received cash distributions of $53,807 and $5,360, respectively, from the Duke JV, not including the final distribution related to dissolution in 2016.
CBRE Strategic Partners Asia
CBRE Strategic Partners Asia is a real estate investment fund with investments in China. CBRE Strategic Partners Asia has an eight-year term, which began on January 31, 2008 and may be extended for up to two one-year periods with the approval of two-thirds of the limited partners. CBRE Strategic Partners Asia's commitment period has ended; however, it may call capital to fund operations, obligations and liabilities. For the year ended December 31, 2016, the Company has not contributed any capital nor received any distributions. In March 2016, the limited partners approved a one-year extension. In February 2017, the fund commenced liquidation and it will wind up over the succeeding 24 months. CBRE Strategic Partners Asia is managed by CBRE Investors SP Asia II, LLC, or the Investment Manager, an affiliate of CBRE Global Investors. CBRE Strategic Partners Asia is not obligated to redeem the interests of any of its investors, including of the Company, prior to 2017. Except in certain limited circumstances such as transfers to affiliates or successor trustees or state agencies, the Company will not be permitted to sell its interest in CBRE Strategic Partners Asia without the prior written consent of the general partner, which the general partner may withhold in its sole discretion.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

The Company’s 5.07% investment in CBRE Strategic Partners Asia is presented in the Consolidated Financial Statements at fair value. See Note 9 for further discussion of the application of the fair value accounting.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

Philips JV
The Philips JV is a fee interest in 200 Franklin Square Drive, a 199,900 square foot building located in Somerset, New Jersey which is 100.0% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics through December 2021. The property is financed by a $39,730 fixed rate mortgage note with maturity in September 2035. The loan had an anticipated repayment date in September 2015 and, as such, distributions from the property began paying down the loan in September 2015. During the years ended December 31, 2016, 2015, and 2014 the Company received distributions of $0, $344 and $413 from the Philips JV, respectively.
Morristown JV
On October 8, 2015, the Company contributed 50.0% of its interest in an office property located in Morristown, New Jersey to a joint venture the Company formed with 21 South Street, a subsidiary of Hampshire Partners Fund VIII LP. The Company sold the remaining 50.0% equity interest of the property to 21 South Street for gross proceeds of $2,600. In connection with the sale, the Company, entered into a joint venture agreement for the property with 21 South Street, or the Morristown JV. In October 2015, the Morristown JV entered into a leasing and construction management agreement with Prism Construction Management, LLC to manage the construction of specific improvements at the property.
Bank of America Portfolio
The Company owned a 50.0% interest in the Bank of America Portfolio joint venture until June 9, 2014, when it acquired the remaining 50.0% equity interest from its joint venture partner, Garrison Investment Group. In connection with the acquisition of the remaining 50.0% interest in the joint venture, the Company recorded a $72,345 gain on remeasurement of its interest in the joint venture and also paid off the portfolio’s $200,000 floating rate, interest-only mortgage note.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

The Consolidated Balance Sheets for the Company’s unconsolidated equity investments at December 31, 2016 are as follows:

	Gramercy European Property Fund(1)
	Goodman Europe JV	Gramercy European Property Fund(2)	Total	Strategic Office Partners	Goodman UK JV	CBRE Strategic Partners Asia	Other(3)
Assets:
Real estate assets, net(4)	$285,087	$347,069	$632,156	$149,484	$25,128	$87,852	$49,580
Other assets	86,273	63,523	149,796	42,323	6,650	12,247	3,020
Total assets	$371,360	$410,592	$781,952	$191,807	$31,778	$100,099	$52,600
Liabilities and members' equity:
Mortgages payable	$174,269	$215,980	$390,249	$121,894	$—	$—	$39,730
Other liabilities	7,778	19,940	27,718	4,347	934	14,383	3,259
Total liabilities	182,047	235,920	417,967	126,241	934	14,383	42,989
Gramercy Property Trust equity	12,734	41,116	53,850	15,872	25,309	4,145	2,631
Other members' equity	176,579	133,556	310,135	49,694	5,535	81,571	6,980
Liabilities and members' equity	$371,360	$410,592	$781,952	$191,807	$31,778	$100,099	$52,600

(1)
As of December 31, 2016, the Company has a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund. In the table above, the Company’s equity interest in the Goodman Europe JV includes both its direct 5.1% interest as well as its indirect interest that is held through its 14.2% interest in the Gramercy European Property Fund, and the Company’s equity interest in the Gramercy European Property Fund represents its interest in all of the properties owned by the Gramercy European Property Fund except for the properties in the Goodman Europe JV.

(2)	Excludes the Gramercy European Property Fund’s 94.9% interest in the Goodman Europe JV.

(3)	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

(4)	Includes basis adjustments that were recorded by the Company to adjust the unconsolidated equity investments to fair value upon closing of the Merger.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

The Consolidated Balance Sheets for the Company’s unconsolidated equity investments at December 31, 2015 are as follows:

	Goodman Europe JV	Gramercy European Property Fund	Goodman UK JV	Duke JV	CBRE Strategic Partners Asia	Other(1)
Assets:
Real estate assets, net(2)	$276,925	$236,312	$42,584	$443,313	$109,554	$50,698
Other assets	42,139	39,983	3,427	32,739	9,337	15,954
Total assets	$319,064	$276,295	$46,011	$476,052	$118,891	$66,652
Liabilities and members' equity:
Mortgages payable	$121,350	$143,616	$—	$56,105	$—	$40,424
Other liabilities	8,622	14,581	1,783	6,035	13,948	16,540
Total liabilities	129,972	158,197	1,783	62,140	13,948	56,964
Gramercy Property Trust equity	158,863	23,385	36,698	352,932	5,508	2,614
Other members' equity	30,229	94,713	7,530	60,980	99,435	7,074
Liabilities and members' equity	$319,064	$276,295	$46,011	$476,052	$118,891	$66,652

(1)	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

(2)	Includes basis adjustments that were recorded by the Company to adjust the unconsolidated equity investments to fair value upon closing of the Merger.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

Certain real estate assets in the Company’s unconsolidated equity investments are subject to mortgage loans. The following is a summary of the secured financing arrangements within the Company’s unconsolidated equity investments as of December 31, 2016:

						Outstanding Balance(2)
Property	Unconsolidated Equity Investment	Economic Ownership		Interest Rate (1)	Maturity Date	December 31, 2016	December 31, 2015
Strategic Office Partners portfolio	Strategic Office Partners	25.0%		4.25%	10/7/2019	$125,000	$—
Durrholz, Germany	Gramercy European Property Fund	14.2%		1.52%	3/31/2020	12,289	12,937
Venray, Germany	Gramercy European Property Fund	14.2%		3.32%	12/2/2020	13,015	13,578
Lille, France	Gramercy European Property Fund	14.2%		3.13%	12/17/2020	27,081	27,970
Carlisle, United Kingdom	Gramercy European Property Fund	14.2%		3.32%	2/19/2021	10,443	—
Breda, Netherlands	Gramercy European Property Fund	14.2%		1.88%	12/30/2022	9,948	7,796
Fredersdorf, Germany	Gramercy European Property Fund	14.2%		2.07%	12/30/2022	11,247	11,783
Frechen, Germany	Gramercy European Property Fund	14.2%		1.48%	12/30/2022	6,043	—
Friedrichspark, Germany	Gramercy European Property Fund	14.2%		2.07%	12/30/2022	8,694	9,109
Juechen, Germany	Gramercy European Property Fund	14.2%		1.88%	12/30/2022	18,852	19,750
Kerkrade, Netherlands	Gramercy European Property Fund	14.2%		2.07%	12/30/2022	9,622	10,081
Oud Beijerland, Netherlands	Gramercy European Property Fund	14.2%		2.08%	12/30/2022	8,077	8,463
Piaseczno, Poland	Gramercy European Property Fund	14.2%		1.97%	12/30/2022	8,141	8,522
Rotterdam, Netherlands	Gramercy European Property Fund	14.2%		1.88%	12/30/2022	7,633	—
Strykow, Poland	Gramercy European Property Fund	14.2%		1.97%	12/30/2022	19,167	20,063
Uden, Netherlands	Gramercy European Property Fund	14.2%		1.97%	12/30/2022	8,913	9,331
Zaandam, Netherlands	Gramercy European Property Fund	14.2%		2.07%	12/30/2022	11,647	12,203
Meerane, Germany	Gramercy European Property Fund	14.2%		1.34%	12/30/2022	10,138	—
Amsterdam, Netherlands	Gramercy European Property Fund	14.2%		1.58%	12/30/2022	3,093	—
Tiel, Netherlands	Gramercy European Property Fund	14.2%		1.58%	12/30/2022	9,174	—
Netherlands portfolio (3)	Gramercy European Property Fund	14.2%		3.02%	6/28/2023	13,409	—
Kutno, Poland	Gramercy European Property Fund	14.2%		1.91%	7/21/2023	5,890	—
European Facility 1 (4), (5)	Goodman Europe JV	18.6%	(6)	0.92%	11/16/2023	31,551	93,380
European Facility 2 (4)	Goodman Europe JV	18.6%	(6)	1.75%	11/16/2023	106,917	—
Worksop, United Kingdom	Gramercy European Property Fund	14.2%		3.94%	10/20/2026	10,551	—
Somerset, NJ	Philips JV	25.0%		6.90%	9/11/2035	39,730	40,424
Lake Forest, IL	Duke JV	80.0%		N/A	N/A	—	8,823
Tampa, FL	Duke JV	80.0%		N/A	N/A	—	4,231
Fort Lauderdale, FL (7)	Duke JV	80.0%		N/A	N/A	—	43,051
Total mortgage notes payable						$546,265	$361,495
Plus net deferred financing costs and net debt premium						5,608	—
Total mortgage notes payable, net						$551,873	$361,495

(1)
Represents the current effective rate as of December 31, 2016, including the swapped interest rate for loans that have interest rate swaps. The current interest rate is not adjusted to include the amortization of financing costs.

(2)	Mortgage loans amounts are presented at 100.0% of the amount in the unconsolidated equity investment.

(3)	Represents five properties under this mortgage loan.

(4)	There are eight properties under each of these loan facilities.

(5)
The balance shown as of December 31, 2015 represents the aggregate of the mortgage loans encumbered by four properties held in the Goodman Europe JV as of December 31, 2015. The Goodman Europe JV debt was restructured in the fourth quarter of 2016.

(6)
Represents the Company’s economic ownership in the Goodman Europe JV, which includes both its 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund.

(7)	Represents four properties under this mortgage loan.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

The statements of operations for the unconsolidated equity investments for the year ended December 31, 2016 or partial period for acquisitions or dispositions which closed during period, are as follows:

	Goodman Europe JV	Gramercy European Property Fund	Total	Strategic Office Partners	Goodman UK JV	Duke JV	CBRE Strategic Partners Asia	Other(2)
Revenues	$24,221	$25,834	$50,055	$6,614	$5,911	$19,812	$(19,053)	$4,336
Operating expenses	2,825	5,034	7,859	1,844	1,000	5,309	1,535	466
Acquisition expenses	4,960	5,826	10,786	635	—	—	—	27
Interest expense	3,128	4,250	7,378	1,757	—	602	—	2,831
Depreciation and amortization	10,967	10,991	21,958	3,440	1,681	7,154	—	1,331
Total expenses	21,880	26,101	47,981	7,676	2,681	13,065	1,535	4,655
Net income (loss) from operations	2,341	(267)	2,074	(1,062)	3,230	6,747	(20,588)	(319)
Gain (loss) on derivatives	—	(3,551)	(3,551)	510	—	—	—	—
Gain (loss) on extinguishment of debt	717	—	717	—	—	(7,962)	—	—
Net gain on disposals	—	—	—	—	9,421	66,705	—	—
Provision for taxes	(54)	(1,207)	(1,261)	—	(81)	—	—	—
Net income (loss)	$3,004	$(5,025)	$(2,021)	$(552)	$12,570	$65,490	$(20,588)	$(319)
Company's share in net income (loss)	$606	$(1,025)	$(419)	$(77)	$10,057	$50,424	$(1,053)	$1
Adjustments for REIT basis	686	—	686	—	(2,820)	(54,390)	—	—
Company's equity in net income (loss) within continuing operations	$1,292	$(1,025)	$267	$(77)	$7,237	$(3,966)	$(1,053)	$1

(1)
On May 31, 2016, the Gramercy European Property Fund acquired a 20.0% interest in the Goodman Europe JV and on June 30, 2016, the Gramercy European Property Fund acquired 74.9% of the Company’s 80.0% interest in the Goodman Europe JV. As of September 30, 2016, the Company has a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund. For the year ended December 31, 2016, the Company’s equity in net income (loss) from the entities is based on these ownership interest percentages during the period.

(2)	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

The statements of operations for the unconsolidated equity investments for the years ended December 31, 2015 and 2014 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	Year Ended December 31, 2015 (1)				Year Ended December 31, 2014
	European Unconsolidated Equity Investments (2)	Duke JV	Other(3)	Total	All Unconsolidated Equity Investments(4)
Revenues	$6,172	$1,853	$4,108	$12,133	$32,648
Operating expenses	2,650	565	90	3,305	14,204
Acquisition expenses	7,865	—	—	7,865	—
Interest expense	808	113	2,322	3,243	6,130
Depreciation and amortization	2,590	700	1,341	4,631	8,671
Total expenses	13,913	1,378	3,753	19,044	29,005
Net income (loss) from operations	(7,741)	475	355	(6,911)	3,643
Loss on derivatives	(1,090)	—	—	(1,090)	—
Net gain on disposals	—	—	—	—	(215)
Provision for taxes	(37)	—	(12)	(49)	(41)
Net income (loss)	$(8,868)	$475	$343	$(8,050)	$3,387
Company's share in net income (loss)	$(1,583)	$380	$406	$(797)	$1,959
Adjustments for REIT basis	(72)	(183)	(55)	(310)	—
Company's equity in net income (loss) within continuing operations	$(1,655)	$197	$351	$(1,107)	$1,959

(1)
The results of operations of the investments acquired as part of the Merger with Chambers, including the Duke JV, Goodman Europe JV, Goodman UK JV, and CBRE Strategic Partners Asia, are included for the post-merger period from December 18, 2015 through December 31, 2015.

(2)	Includes the Gramercy European Property Fund and Goodman Europe JV.

(3)	Includes the Philips JV, Morristown JV, Goodman UK JV, and CBRE Strategic Partners Asia.

(4)
The results of operations for the year ended December 31, 2014 include the year of results from Philips JV and Bank of America joint venture’s results for the period January 1, 2014 through June 9, 2014. Subsequent to the Company’s acquisition of the remaining 50.0% equity interest in the Bank of America Portfolio, the results of operations for the Bank of America Portfolio are consolidated into the Company’s Consolidated Statements of Operations.

6. Debt Obligations
Secured Debt
Mortgage Loans
Certain real estate assets are subject to mortgage loans. During 2016, the Company assumed $244,188 of non-recourse mortgages in connection with 27 real estate acquisitions. During 2015, the Company assumed $618,169 of non-recourse mortgages in connection with 42 real estate acquisitions, including $464,292 of non-recourse mortgages relating to 29 properties acquired in connection with the Merger, and during 2014, the Company assumed $45,607 of non-recourse mortgages in connection with four real estate acquisitions.
For the year ended December 31, 2016, the Company paid off the debt on 22 properties encumbered by mortgage loans and transferred one mortgage to the buyer of the encumbered property. Additionally, for the year ended December

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

31, 2016, the Company defeased a mortgage loan with an outstanding principal balance of $124,605 that encumbered 11 properties, through the purchase of treasury securities valued at $144,063, which were immediately sold following the transaction. For the year ended December 31, 2016, the Company recorded a loss on early extinguishment of debt of $20,890 and a net gain on extinguishment of debt of $1,930 within discontinued operations, related to unamortized deferred financing costs and mortgage premiums and discounts that were immediately expensed upon termination as well as early termination fees and other costs incurred related to the extinguishments. No gains or losses on extinguishments of mortgage loans were recorded during the years ended December 31, 2015 and 2014. The Company’s mortgage loans include a series of financial and other covenants that the Company has to comply with in order to borrow under them. The Company was in compliance with the covenants under the mortgage loan facilities as of December 31, 2016.
The following is a summary of the Company’s secured financing arrangements as of December 31, 2016:

Property	Interest Rate(1)	Maturity Date	Outstanding Balance
			December 31, 2016	December 31, 2015
Buford, GA	4.67%	7/1/2017	$15,512	$15,947
Woodcliff Lake, NJ	3.04%	9/15/2017	35,366	36,681
Logistics Portfolio - Pool 2 (2)	4.48%	1/1/2018	36,279	—
Dallas, TX(3)	3.05%	3/1/2018	9,540	9,754
Cincinnati, KY(3)	3.29%	3/1/2018	6,628	6,777
Jacksonville, FL(3)	3.05%	3/1/2018	6,852	7,006
Phoenix, AZ(3)	3.05%	3/1/2018	4,120	4,213
Minneapolis, MN(3)	3.05%	3/1/2018	6,001	6,136
Ames, IA	5.05%	5/1/2018	16,436	16,900
Columbus, OH	3.57%	5/31/2018	19,708	20,644
Greenwood, IN	3.59%	6/15/2018	7,436	7,610
Greenfield, IN	3.63%	6/15/2018	6,010	6,150
Logistics Portfolio - Pool 3 (2)	3.96%	8/1/2018	43,300	—
Philadelphia, PA	4.99%	1/1/2019	12,328	12,696
Columbus, OH	3.94%	1/31/2019	5,908	6,094
Bridgeview, IL	3.90%	5/1/2019	6,014	—
KIK Canada Portfolio(2)	3.95%	5/5/2019	7,914	—
Spartanburg, SC	3.20%	6/1/2019	1,025	1,398
Charleston, SC	3.11%	8/1/2019	986	1,486
Lawrence, IN	5.02%	1/1/2020	20,703	21,371
Charlotte, NC	3.28%	1/1/2020	2,217	2,859
Hawthorne, CA	3.52%	8/1/2020	17,638	18,108
Charleston, SC	2.97%	10/1/2020	984	1,210
Charleston, SC	3.37%	10/1/2020	984	1,210
Charleston, SC	3.32%	10/1/2020	1,001	1,230
Charlotte, NC	3.38%	10/1/2020	853	1,049
Des Plaines, IL	5.54%	10/31/2020	2,463	2,537
Waco, TX	4.75%	12/19/2020	15,187	15,485

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

Property	Interest Rate(1)	Maturity Date	Outstanding Balance
			December 31, 2016	December 31, 2015
Deerfield, IL	3.71%	1/1/2021	10,804	11,145
Winston-Salem, NC	3.41%	6/1/2021	4,199	4,998
Winston-Salem, NC	3.42%	7/1/2021	1,388	1,647
Logistics Portfolio - Pool 1 (2)	4.29%	1/1/2022	39,002	—
CCC Portfolio(2)	4.46%	10/6/2022	23,280	—
Logistics Portfolio - Pool 4 (2)	4.36%	12/5/2022	79,500	—
KIK USA Portfolio(2)	4.58%	7/6/2023	7,450	—
Yuma, AZ	5.27%	12/6/2023	12,058	12,247
Allentown, PA	5.16%	1/6/2024	23,078	23,443
Spartanburg, SC	3.72%	2/1/2024	6,360	7,040
Charleston, SC	3.80%	2/1/2025	6,658	7,277
Hackettstown, NJ	4.95%	3/6/2026	9,550	—
Hutchins, TX	7.65%	6/1/2029	22,764	23,870
Wilson, NC	N/A	N/A	—	8,603
Dividend Capital Portfolio(2)	N/A	N/A	—	126,161
Charlotte, NC	N/A	N/A	—	13,025
Coppell, TX	N/A	N/A	—	10,391
Jersey City, NJ(4)	N/A	N/A	—	112,000
Jersey City, NJ(4)	N/A	N/A	—	101,726
Blue Ash, OH(4)	N/A	N/A	—	14,896
Blue Ash, OH(4)	N/A	N/A	—	13,139
Blue Ash, OH(4)	N/A	N/A	—	12,485
Bloomington, MN	N/A	N/A	—	19,824
Bloomington, MN	N/A	N/A	—	21,825
Total mortgage notes payable			555,484	770,293
Net deferred financing costs and net debt premium(5)			3,158	20,633
Total mortgage notes payable, net			558,642	790,926
Less mortgage notes payable, net on assets held for sale			—	(260,704)
Total mortgage notes payable, net			$558,642	$530,222

(1)
Represents the rate at which interest expense is recorded for financial reporting purposes as of December 31, 2016, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

(2)
There are five properties under the Logistics Portfolio - Pool 2 loan, two properties under the Logistics Portfolio - Pool 3 loan, two properties under the KIK Canada Portfolio loan, three properties under the Logistics Portfolio - Pool 1 loan, five properties under the CCC Portfolio loan, six properties under the Logistics Portfolio - Pool 4 loan, three properties under the KIK USA Portfolio loan, and 11 properties under the Dividend Capital Portfolio loan.

(3)	These five mortgage loans are cross-collateralized.

(4)
These mortgage loans are related to properties that are classified as held for sale as of December 31, 2015, and accordingly the mortgage loans are included within liabilities related to assets held for sale on the Consolidated Balance Sheet. These properties were sold and their loans were paid off during the first quarter of 2016.

(5)
During the first quarter of 2016, the Company adopted accounting guidance related to the presentation of deferred financing costs on the balance sheet and reclassified amounts from the asset section to instead be netted against the corresponding debt liability for all periods presented, including for mortgage notes payable, as shown here. See Note 2 for further information on the reclassification of deferred financing costs.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

Secured Credit Facility
In September, 2013, the Company entered into a Credit and Guaranty Agreement, with Deutsche Bank Securities, Inc. for a $100,000 senior secured revolving credit facility, or the Secured Credit Facility, which was increased in 2014 to have capacity of $150,000. On June 9, 2014, the Company terminated the Secured Credit Facility and concurrently replaced it with an unsecured credit facility, as discussed below. The Company recorded a net loss on the early extinguishment of debt of $1,925 for the year ended December 31, 2014 in connection with the unamortized deferred financing costs that were immediately expensed upon termination. The maturity date of the revolving credit facility was September 30, 2015, and it was secured by first priority mortgages on designated properties, or the Borrowing Base. Outstanding borrowings under the Secured Credit Facility were limited to the lesser of (i) $150,000, or (ii) 60.0% of the value of the Borrowing Base and interest on advances was incurred at a floating rate based upon either (i) LIBOR plus the applicable LIBOR margin, or (ii) the applicable base rate which is the greater of the Prime Rate, 0.50% above the Federal Funds Rate, or 30-day LIBOR plus 1.00%.
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

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

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
During the first half of 2016, the Company amended its 5-Year Term Loan and its 7-Year Term Loan in order to remove the 0.00% rate floor on the applicable LIBOR that existed in the original loan agreements. These unsecured borrowing facilities include a series of financial and other covenants that the Company has to comply with in order to borrow under the facilities. The Company was in compliance with the covenants under the facilities as of December 31, 2016.
Senior Unsecured Notes
During the years ended December 31, 2016 and 2015, the Company issued and sold $400,000 and $100,000 aggregate principal amount of senior unsecured notes payable, respectively, in private placements, which have maturities ranging from 2022 through 2026 and bear interest semi-annually at rates ranging from 3.89% to 4.97%. Refer to the table later in Note 6 for specific terms of the Company's Senior Unsecured Notes.
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
2014 Revolving Credit Facility
In June 2014, the Company entered into a $400,000 unsecured credit facility, consisting of a $200,000 senior term loan, or the 2014 Term Loan, and a $200,000 senior revolving credit facility, or the 2014 Revolving Credit Facility. In 2015, the Company increased its borrowing capacity under the 2014 Revolving Credit Facility to $400,000, bifurcated it into a $350,000 U.S. dollar denominated tranche and a $50,000 tranche denominated in certain foreign currencies, and expanded its 2014 Term Loan from $200,000 to $300,000. In the third quarter of 2015, the Company designated the multicurrency tranche of the 2014 Revolving Credit Facility as a net investment hedge to mitigate the risk from fluctuations in foreign currency exchange rates. Refer to Note 10, “Derivative and Hedging Instruments,” for further information on the net investment hedge.
Interest on outstanding balances on the 2014 Term Loan and advances made on the 2014 Revolving Credit Facility, were incurred at a floating rate based upon, either (i) LIBOR plus an applicable margin ranging from 1.35% to 2.05%, depending on the Company’s total leverage ratio, or (ii) the applicable base rate plus an applicable margin ranging from 0.35% to 1.05%, depending on the Company’s total leverage ratio. The applicable base rate was the greater of (x) the prime rate, (y) 0.50% above the Federal Funds Effective Rate, and (z) 30-day LIBOR plus 1.00%. The $200,000 2014

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

Term Loan had an expiration in June 2019 and was used to repay the existing $200,000 mortgage loan secured by the Bank of America Portfolio at the time of the Company’s acquisition of the remaining 50.0% equity interest in the Bank of America Portfolio joint venture. The 2014 Revolving Credit Facility had an expiration in June 2018, with an option for a one-year extension, and replaced the Company’s previously existing Secured Credit Facility, which was terminated simultaneously. On December 17, 2015, the Company paid off the 2014 Revolving Credit Facility and concurrently replaced the revolving credit facility and term loan under it with the Unsecured Credit Facility, as discussed above. The Company recorded a net loss on the early extinguishment of debt of $9,472 for the year ended December 31, 2015 in connection with the unamortized deferred financing costs that were immediately expensed upon termination.
Exchangeable Senior Notes
On March 18, 2014, the Company issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of a subsidiary of the Operating Partnership and are guaranteed by the Company on a senior unsecured basis. The Exchangeable Senior Notes mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date and will be exchangeable, under certain circumstances, for cash, for common shares or for a combination of cash and common shares, at the election of the Operating Partnership. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Operating Partnership may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100.0% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date.
The Exchangeable Senior Notes had an initial exchange rate of 13.4322 units of Merger consideration per $1.0 principal amount of principal amount of the Exchangeable Senior Notes, where one unit of Merger consideration represents 3.1898 of the Company's common shares, or approximately 42.8460 of the Company's common shares per $1.0 principal amount of the Exchangeable Senior Notes. The initial exchange rate represents an exchange price of approximately $74.45 per unit of Merger consideration or $23.34 per share of the Company's common shares. The initial exchange rate is subject to adjustment under certain circumstances. As of December 31, 2016, the Exchangeable Senior Notes have a current exchange rate of 14.0843 units of Merger consideration, or approximately 44.9261 of the Company's common shares for each $1.0 principal amount of the Exchangeable Senior Notes, representing an exchange price of $22.26 per common share of the Company. The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689. The discount is being amortized to interest expense over the expected life of the Exchangeable Senior Notes. As of December 31, 2016, the principal amount of the Exchangeable Senior Notes was $115,000, the unamortized discount was $6,168, and the carrying value was $108,832. As of December 31, 2016, and if Exchangeable Senior Notes were eligible for conversion, the Company would issue shares valued at $142,285 based upon the Company’s closing share price of $27.54, which would exceed the value of the outstanding principal by $27,285.
Due to the New York Stock Exchange’s limitation on the issuance of more than 19.99% of a company’s common shares outstanding without shareholder approval for issuances above this threshold, the embedded exchange option in the Exchangeable Senior Notes did not qualify for equity classification at the time of issuance. Instead, it was accounted for as a derivative liability upon issuance and its value was determined using a probabilistic valuation model with the

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

assistance of third-party valuation specialists. As such, the value of the Exchangeable Senior Notes’ conversion options was initially recorded as a derivative liability on the balance sheet upon issuance of the Exchangeable Senior Notes. On June 26, 2014, the Company obtained the appropriate shareholder approval, and reclassified the embedded exchange option at a fair value of $11,726 into additional paid-in-capital within shareholders’ equity, which is the carrying amount of the equity component as of December 31, 2016. The exchange option does not qualify, nor did the Company intend for it to qualify, as a hedging instrument. For the year ended December 31, 2014, the Company recorded a loss on derivative of $3,415 on the Consolidated Statements of Operations related to the reclassification of the embedded exchange option.
The terms of the Company’s unsecured debt obligations and outstanding balances as of December 31, 2016 and 2015 are set forth in the table below:

	Stated Interest Rate	Effective Interest Rate (1)	Maturity Date	Outstanding Balance December 31,
				2016	2015
2015 Revolving Credit Facility - U.S. dollar tranche	1.64%	1.64%	1/8/2020	$—	$275,000
2015 Revolving Credit Facility - Multicurrency tranche	1.02%	1.02%	1/8/2020	65,837	21,724
3-Year Term Loan	1.85%	2.33%	1/8/2019	300,000	300,000
5-Year Term Loan	1.85%	2.70%	1/8/2021	750,000	750,000
7-Year Term Loan	2.14%	3.34%	1/9/2023	175,000	175,000
2015 Senior Unsecured Notes(2)	4.97%	5.07%	12/17/2024	150,000	100,000
2016 Senior Unsecured Notes	3.89%	4.00%	12/15/2022	150,000	—
2016 Senior Unsecured Notes	4.26%	4.37%	12/15/2025	100,000	—
2016 Senior Unsecured Notes	4.32%	4.43%	12/15/2026	100,000	—
Exchangeable Senior Notes	3.75%	6.36%	3/15/2019	115,000	115,000
Total unsecured debt				1,905,837	1,736,724
Deferred financing costs and net debt discount				(9,704)	(9,295)
Total unsecured debt, net				$1,896,133	$1,727,429

(1)
Represents the rate at which interest expense is recorded for financial reporting purposes as of December 31, 2016, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

(2)	There was $100,000 initially issued and sold of the 2015 Senior Unsecured Notes in December 2015 and an additional amount of $50,000 issued and sold with the same terms in January 2016.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

Combined aggregate principal maturities of the Company's unsecured debt obligations, non-recourse mortgages, unsecured notes, and Exchangeable Senior Notes, in addition to associated interest payments, as of December 31, 2016 are as follows:

	2015 Revolving Credit Facility	Term Loans	Mortgage Notes Payable(1)	Senior Unsecured Notes	Exchangeable Senior Notes	Interest Payments	Total
2017	$—	$—	$65,616	$—	$—	$77,676	$143,292
2018	—	—	171,096	—	—	78,412	249,508
2019	—	300,000	40,834	—	115,000	68,102	523,936
2020	65,837	—	60,028	—	—	65,495	191,360
2021	—	750,000	16,285	—	—	39,555	805,840
Thereafter	—	175,000	201,625	500,000	—	88,925	965,550
Above market interest	—	—	—	—	—	(6,546)	(6,546)
Total	$65,837	$1,225,000	$555,484	$500,000	$115,000	$411,619	$2,872,940

(1)	Mortgage loan payments reflect accelerated repayment dates, when applicable, pursuant to related loan agreement.
7. Leasing Agreements
The Company’s properties are leased to tenants under operating leases with expiration dates extending through the year 2039. These leases generally contain rent increases and renewal options.
Future minimum rental revenues under non-cancelable leases, excluding reimbursements for operating expenses, as of December 31, 2016 are as follows:

Operating Leases
2017	$381,147
2018	380,280
2019	353,816
2020	323,931
2021	298,444
Thereafter	1,599,561
Total minimum lease rental income	$3,337,179
The Company incurred rent expense on ground leases of $2,093, $1,582 and $853 during the years ended December 31, 2016, 2015, and 2014, respectively.
8. Transactions with Trustee Related Entities and Related Parties
In December 2016, the Company sold its 5.1% interest in one property located in Lille, France held by the Goodman Europe JV to the Gramercy European Property Fund, in which the Company has a 14.2% ownership interest, for gross proceeds of $2,662 (€2,563).
On June 30, 2016, the Company sold 74.9% of its outstanding 80.0% interest in the Goodman Europe JV to the Gramercy European Property Fund, in which the Company has a 14.2% interest as of December 31, 2016. The Company has committed and funded total capital of $55,892 (€50,000) to the Gramercy European Property Fund and the Company’s CEO, who is on the board of directors, also has capital commitments to the investment, as noted below. The Company sold 74.9% of its interest in the Goodman Europe JV to the Gramercy European Property Fund for gross proceeds of $148,884 (€134,336), based on third-party valuations for the underlying properties. The Company’s sale of 74.9% of its interest in the Goodman Europe JV resulted in the Company recording a gain of $5,341 primarily related to depreciation and amortization recorded since Merger closing date. This gain amount is recorded as a gain on sale of unconsolidated equity investment interests held with a related party on the Company’s Consolidated Statements of Operations for the year ended December 31, 2016. Following the sale transaction, the Company has a 5.1% continuing direct interest in the Goodman Europe JV. The transaction was entered into in order to achieve efficiencies from the combination of the two European platforms.
The Company’s CEO, Gordon F. DuGan, is on the board of directors of the Gramercy European Property Fund and has committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Asset Management have collectively committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on December 31, 2016, in the case of unfunded commitments.
One of the properties acquired in December 2015 as part of the Merger was partially leased to Duke Realty, the Company’s partner in the Duke JV. Duke Realty acted as the managing member of the Duke JV which was dissolved in July 2016 as described in Note 5, and as such provided asset management, construction, development, leasing and property management services, for which it was entitled to fees as well as a promoted interest. From the date of the Merger through lease expiration in May 2016, Duke Realty leased 30,777 square feet of one of the Company’s office properties located in Minnesota which had an aggregate 322,551 rentable square feet. Duke Realty paid the Company $333 under the lease for the year ended December 31, 2016. See Note 5 for more information on the Company’s transactions with the Duke JV.
In June 2013, the Company signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green for whom one of the Company's previous directors serves as Chief Executive Officer, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and expires in 2023 with rents of approximately $368 per annum for year one rising to $466 per annum in year ten. The Company paid $381, $375, and $368 under the lease for the years ended December 31, 2016, 2015, and 2014, respectively. In January 2017, the Company exercised a cancellation right to terminate the lease, which is effective in August 2018, for a fee of $158.
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

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

9. Fair Value Measurements
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
The level of pricing observability generally correlates to the degree of judgment utilized in measuring the fair value of financial instruments and other assets and liabilities. The three broad levels defined are as follows:
Level I - This level is comprised of financial instruments and other assets and liabilities that have quoted prices that are available in liquid markets for identical assets or liabilities.
Level II - This level is comprised of financial instruments and other assets and liabilities for which quoted prices are available but which are traded less frequently and instruments that are measured at fair value using management’s judgment, where the inputs into the determination of fair value can be directly observed.
Level III - This level is comprised of financial instruments and other assets and liabilities that have little to no pricing observability as of the reported date. These financial instruments do not have active markets and are measured using management’s best estimate of fair value, where the inputs into the determination of fair value require significant management judgment and assumptions. Instruments that are generally in this category include derivatives.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

The following table presents the carrying value in the financial statements and approximate fair value of assets and liabilities measured on a recurring and non-recurring basis at December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Interest rate swaps	$3,769	$3,769	$—	$—
Retained CDO Bonds	$11,906	$11,906	$7,471	$7,471
Investment in CBRE Strategic Partners Asia	$4,145	$4,145	$5,508	$5,508
Real estate investments(1)	$2,413	$2,413	$393,984	$393,984
Financial liabilities:
Derivative instruments	$—	$—	$3,442	$3,442
Interest rate swaps	$700	$700	$—	$—
Long term debt
Revolving credit facilities(2)	$65,837	$65,897	$296,724	$297,394
3-Year Term Loan(2)	$300,000	$300,213	$300,000	$300,349
5-Year Term Loan(2)	$750,000	$750,959	$750,000	$751,304
7-Year Term Loan(2)	$175,000	$172,850	$175,000	$175,338
Mortgage notes payable(2),(3)	$558,642	$567,705	$770,293	$805,590
Senior Unsecured Notes(2)	$496,464	$498,650	$100,000	$100,528
Exchangeable Senior Notes(2)	$108,832	$115,625	$109,394	$115,524

(1)
Amounts as of December 31, 2016 represent one real estate investment impaired during 2016 and amounts as of December 31, 2015 represent six real estate investments classified as held for sale at Merger closing.

(2)	Long-term debt instruments are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.

(3)	Amounts as of December 31, 2015, include mortgage notes payable on assets held for sale, which had total carrying value of $260,704 and total fair value of $263,308.
The following methods and assumptions were used to estimate the fair value of each class of assets and liabilities for which it is practicable to estimate the value:
Cash and cash equivalents, marketable securities, accrued interest, and accounts payable: These balances in the Consolidated Financial Statements reasonably approximate their fair values due to the short maturities of these items.
Retained CDO Bonds: Non-investment grade, subordinate CDO bonds, preferred shares and ordinary shares are presented in other assets on the Consolidated Financial Statements at fair value. The fair value is determined by an internally developed discounted cash flow model.
CBRE Strategic Partners Asia: The Company’s unconsolidated equity investment, CBRE Strategic Partners Asia, is presented in the Consolidated Financial Statements at fair value. CBRE Strategic Partners Asia is an investment company that accounts for its investments at fair value with changes in the fair value of the investments recorded within equity in net income (loss) of unconsolidated equity investments on the Consolidated Statements of Operations. The

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

investment manager of CBRE Strategic Partners Asia applies valuation techniques for the Company’s investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third-party appraisals to the underlying assets held in the unconsolidated entity in determining the net asset value attributable to the Company’s ownership interest therein. Refer to Note 5 for more information on this investment.
Real estate investments: Real estate investments impaired during the period are reported at estimated fair value and real estate investments classified as held for sale at Merger closing are reported at estimated fair value, less costs to sell and are included in discontinued operations, as further described in Note 3.
Derivative instruments: The Company’s derivative instruments, which are comprised of interest rate swap agreements, are carried at fair value in the Consolidated Financial Statements based upon third-party valuations. Derivative fair values are presented within other assets or other liabilities, depending on the balance at the end of the period. Changes in fair value of derivative instruments that represent realized gains (losses) are recorded within interest expense on the Consolidated Statements of Operations. Refer to Note 10 for more information on the derivative instruments.
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
Disclosure about fair value measurements is based on pertinent information available to the Company at the reporting date. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since December 31, 2016 and 2015, and current estimates of fair value may differ significantly from the amounts presented herein.
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
December 31, 2016

Assets and liabilities measured at fair value on a recurring basis and on a non-recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At December 31, 2016	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds	$11,906	$—	$—	$11,906
Real estate investments	2,413	—	—	2,413
Investment in CBRE Strategic Partners Asia	4,145	—	—	4,145
Interest rate swaps	3,769	—	—	3,769
	$22,233	$—	$—	$22,233
Financial Liabilities:
Derivative instruments:
Interest rate swaps	$(700)	$—	$—	$(700)
	$(700)	$—	$—	$(700)

At December 31, 2015	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds	$7,471	$—	$—	$7,471
Investment in CBRE Strategic Partners Asia	5,508	—	—	5,508
Real estate investments classified as held for sale at Merger closing	393,984	—	—	393,984
	$406,963	$—	$—	$406,963
Financial Liabilities:
Derivative instruments:
Interest rate swaps	$3,442	$—	$—	$3,442
	$3,442	$—	$—	$3,442
Valuation of Level III Instruments
Retained CDO Bonds: Retained CDO Bonds are valued on a recurring basis using an internally developed discounted cash flow model. Management estimates the timing and amount of cash flows expected to be collected and applies a discount rate equal to the yield that the Company would expect to pay for similar securities with similar risks at the valuation date. Future expected cash flows generated by management require significant assumptions and judgment regarding the expected resolution of the underlying collateral, which includes loans and other lending investments, and real estate investments. The resolution of the underlying collateral requires further management assumptions regarding capitalization rates, lease-up periods, future occupancy rates, market rental rates, holding periods, capital improvements, net property operating income, timing of workouts and recoveries, loan loss severities and other factors. The models are most sensitive to the unobservable inputs such as the timing of a loan default or property sale and the severity of loan losses. Significant increases (decreases) in any of those inputs in isolation as well as any change in the expected timing of those inputs would result in a significantly lower (higher) fair value measurement. Due to the inherent uncertainty in the determination of fair value, the Company has designated its Retained CDO Bonds as Level III.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

Investment in CBRE Strategic Partners Asia: The Company’s investment in CBRE Strategic Partners Asia is based on the Level III valuation inputs applied by the investment manager of CBRE Strategic Partners Asia, utilizing a mix of different approaches for valuing the underlying real estate related investments within the investment company. The approaches include the income approach, direct market comparison approach and the replacement cost approach for newer properties. For investments owned more than one year, except for investments under construction or incurring significant renovation, CBRE Strategic Partners Asia obtains a third-party appraisal. For investments in real estate under construction or incurring significant renovation, the valuation analysis is prepared by the investment manager of CBRE Strategic Partners Asia. The valuations are most sensitive to the unobservable inputs of discount rates, as well as capitalization rates an expected future cash flows, and significant increases (decreases) in these inputs would result in a significantly lower (higher) fair value measurement. On a quarterly basis, the Company obtains the financial results of CBRE Strategic Partners Asia and on an annual basis the Company receives audited financial statements. The fund’s term, after one exercised extension period, ended in January 2017, and commencement of the fund's liquidation was filed in early February 2017. The fund will wind up over the succeeding 24 months.
Real estate investments: Real estate investments classified as held for sale at the time of the Merger are reported at estimated fair value, less costs to sell. Real estate investments impaired during the period are reported at estimated fair value. The fair value of real estate investments and their related lease intangibles is determined by an independent valuation firm using valuation techniques including the market approach, income approach, and cost approach. Key assumptions in the valuations, to which the fair value determinations are most sensitive, include discount and capitalization rates as well as expected future cash flows. Significant increases (decreases) in these inputs would result in a significantly lower (higher) fair value measurement. As the inputs are unobservable, the Company determined the inputs used to value this liability falls within Level III for fair value reporting.
Derivative instruments: Interest rate swaps are valued with the assistance of a third-party derivative specialist using a discounted cash flow model, which requires a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs which require significant judgment such as the credit valuation adjustments due to the risk of non-performance by both the Company and its counterparties. The most significant unobservable input in the fair valuation of derivative instruments is the credit valuation adjustment as it requires significant management judgment regarding changes in the credit risk of the Company or its counterparties, however the primary driver of the fair value of the interest rate swaps is the forward interest rate curve.
Total unrealized gains (losses) from derivatives for the years ended December 31, 2016, 2015, and 2014 were $5,634, $(2,885), and $(3,002) respectively, in accumulated other comprehensive income (loss).
Fair Value on a Recurring Basis
Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a recurring basis as of December 31, 2016 are as follows:

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

Financial Asset (Liability)	Fair Value	Valuation Technique	Unobservable Inputs	Range
Non-investment grade, subordinate CDO bonds	$11,906	Discounted cash flows	Discount rate	16.50%
Interest rate swaps (1)	$3,069	Hypothetical derivative method	Credit borrowing spread	125 to 245 basis points
Investment in CBRE Strategic Partners Asia	$4,145	Discounted cash flows	Discount rate	20.00%
(1) Fair value includes interest rate swap liabilities with an aggregate value of $700.
The following rollforward table reconciles the beginning and ending balances of financial assets (liabilities) measured at fair value on a recurring basis using Level III inputs as of December 31, 2016:

	Retained CDO Bonds	Investment in CBRE Strategic Partners Asia	Interest Rate Swaps	Total Financial Assets (Liabilities) - Level III
Balance at December 31, 2015	$7,471	$5,508	$(3,442)	$9,537
Amortization of discounts or premiums	1,746	—	—	1,746
Adjustments to fair value:
Termination of derivative instrument(1)	—	—	8	8
Ineffective portion of change in derivative instruments	—	—	869	869
Unrealized gain on derivatives	—	—	5,634	5,634
Unrealized gain in other comprehensive income from fair value adjustment	2,689	—	—	2,689
Total income on fair value adjustments	—	(1,049)	—	(1,049)
Purchase price allocation adjustments	—	(314)	—	(314)
Balance at December 31, 2016	$11,906	$4,145	$3,069	$19,120
(1) The Company terminated one interest rate swap in connection with repayment of the related mortgage loan, and as a result of this termination, the Company recorded a loss of $8 for the year ended December 31, 2016.
Fair Value on a Non-Recurring Basis
The Company measured its real estate investments which were impaired during the period on a non-recurring basis as of December 31, 2016. The Company had one and zero assets in this classification as of December 31, 2016 and 2015, respectively. The Company measured its real estate investments classified as held for sale at the time of the Merger on a non-recurring basis as of December 31, 2015. The Company had zero and six assets in this classification as of December 31, 2016 and 2015, respectively, as the Company sold the six assets during the year ended December 31, 2016. The assets impaired during the period are recorded at fair value and the assets classified as held for sale at the time of the Merger are recorded at fair value, less costs to sell, as of December 31, 2016 and 2015. The assets held for sale at the time of the Merger are included in discontinued operations ,as described in further detail in Note 3.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

10. Derivative and Non-Derivative Hedging Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes and foreign exchange rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives and net investment hedges. The Company uses a variety of derivative instruments to manage, or hedge, interest rate risk. The Company enters into hedging and derivative instruments that will be maximally effective in reducing the interest rate risk and foreign currency exchange rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company uses a variety of commonly used derivative products that are considered “plain vanilla” derivatives. These derivatives typically include interest rate swaps, caps, collars and floors. The Company expressly prohibits the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.
The Company recognizes all derivatives on the Consolidated Balance Sheets at fair value within other assets or other liabilities, depending on the balance at the end of the period. Derivatives that are not designated as hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and shareholders’ equity prospectively, depending on future levels of the London Interbank Offered Rate, or LIBOR, swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.
In December 2016, the Company entered into three new interest rate swap derivative contracts associated with its 3-Year Term Loan. In connection with the Merger in December 2015, the Company assumed three interest rate swap derivative contracts related to mortgage loans on real estate assets. The Company re-designated these interest rate swaps as cash flow hedges. The resulting off-market cash flow hedges were deemed highly effective upon re-designation. During the year ended December 31, 2016, the Company terminated one interest rate swap in connection with repayment of the related mortgage loan. Additionally, the Company terminated the interest rate swap on its 2014 Term Loan and, in connection with its entry into the 2015 Revolving Credit Facility, entered into two new interest rate swap derivative contracts related to the 5-Year Term Loan and 7-Year Term Loan associated with its 2015 Revolving Credit Facility.
Borrowings on the Company’s multicurrency tranche of the 2015 Revolving Credit Facility, which are designated as non-derivative net investment hedges, are recognized at par value based on the exchange rate in effect on the date of the draw. Subsequent changes in the exchange rate of the Company’s non-derivative net investment hedge are recognized as part of the cumulative foreign currency translation adjustment within other comprehensive income (loss). Refer to Note 9 for additional information on the Company's hedging instruments, including the fair value measurement of these instruments.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

The following table summarizes the Company’s derivative and non-derivative hedging instruments at December 31, 2016:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap - Waco	1 mo. USD-LIBOR-BBA	15,187 USD	4.55%	12/19/2013	12/19/2020	$(441)
Interest Rate Swap - Atrium I	1 mo. USD-LIBOR-BBA	19,708 USD	1.78%	8/16/2011	5/31/2018	(181)
Interest Rate Swap - Easton III	1 mo. USD-LIBOR-BBA	5,908 USD	1.95%	8/16/2011	1/31/2019	(78)
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.22%	12/19/2016	12/17/2018	109
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.23%	12/19/2016	12/17/2018	100
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.24%	12/19/2016	12/17/2018	79
Interest Rate Swap - 5-Year Term Loan	1 mo. USD-LIBOR-BBA	750,000 USD	1.60%	12/17/2015	12/17/2020	2,552
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	175,000 USD	1.82%	12/17/2015	1/9/2023	929
Net Investment Hedge in EUR-denominated investments	USD-EUR exchange rate	45,000 EUR	N/A	9/28/2015	N/A	—
Net Investment Hedge in GBP-denominated investments	USD-GBP exchange rate	15,000 GBP	N/A	7/15/2016	N/A	—
Total hedging instruments						$3,069
As of December 31, 2016, the Company’s derivative instruments consist of interest rate swaps, which are cash flow hedges. Through its interest rate swaps, the Company is hedging exposure to variability in future interest payments on its debt facilities. At December 31, 2016, the Company's interest rate swap derivative instruments were reported in other assets at fair value of $3,769 and in other liabilities at fair value of $(700). Swap gain (loss) of $869, $(600), and $0 was recognized as interest expense in the Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014, respectively, with respect to interest rate swap hedge ineffectiveness, or to amounts excluded from ineffectiveness, which relates to the off-market financing element associated with certain derivatives. During the first half of 2016, the Company amended its 5-Year Term Loan and its 7-Year Term Loan in order to remove the 0.00% rate floor on the applicable LIBOR that existed in the original loan agreements, and as a result, during the second quarter of 2016 the Company reversed previously recorded hedge ineffectiveness of $2,564. During the years ended December 31, 2016 and 2015, the Company terminated one derivative and reclassified $1,187 and $1,179, respectively, from accumulated other comprehensive income into interest expense. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, the Company expects that $6,968 will be reclassified from other comprehensive income as an increase in interest expense for the Company’s interest rate swaps as of December 31, 2016. Additionally, the Company will recognize $2,649 in interest expense on a straight-line basis over the remaining original term of terminated swaps through June 2019, representing amortization of the remaining accumulated other comprehensive income balance related to the swap, and of this amount $1,087 will be recognized in interest expense during the next 12 months.
The Company hedges its investments based in foreign currencies using non-derivative net investment hedges in conjunction with borrowings under the multicurrency tranche of its 2015 Revolving Credit Facility. The Company’s non-derivative net investment hedge on its euro-denominated investments, which was entered into in September 2015, is

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

used to hedge exposure to changes in the euro-U. S. dollar exchange rate underlying its unconsolidated net equity investments in the Gramercy European Property Fund and the Goodman Europe JV, both of which have euros as their functional currency. The Company’s non-derivative net investment hedge on its British pound sterling-denominated investments, which was entered into in July 2016, is used to hedge exposure to changes in the British pound sterling-U.S. dollar exchange rate underlying its unconsolidated net equity investment in the Goodman UK JV and its wholly-owned property in Coventry, UK until its disposition in December 2016, both of which have British pounds sterling as their functional currency. At December 31, 2016, the non-derivative net investment hedge value is reported at carrying value as a net liability of $65,837, which is included in the balance of the senior unsecured revolving credit facility on the Consolidated Balance Sheets. During the year ended December 31, 2016, the Company recorded net gain (loss) of $5,154, in other comprehensive income (loss) from the impact of exchange rates related to the non-derivative net investment hedges. No gain or loss was recognized with respect to non-derivative net investment hedge ineffectiveness, or to amounts excluded from ineffectiveness, in interest expense in the Consolidated Statements of Operations the years ended December 31, 2015 and 2014. When the non-derivative net investments being hedged are sold or substantially liquidated, the balance of the translation adjustment accumulated in other comprehensive income will be reclassified into earnings.
In June 2016, the Company entered into a foreign currency forward contract to mitigate its exposure to foreign currency exchange rate movements in the euro, specifically in relation to funds received in euros on the sale of 74.9% of its 80.0% interest in the Goodman Europe JV. The foreign currency forward was a derivative contract, which was not designated as a hedging instrument, through which the Company was committed to deliver a certain amount of currency at a set price on a specific date in the future. The forward contract locked in the Company’s future currency exchange rate for the term of the contract, thus minimizing the Company’s exposure to rate fluctuations during this period. The Company settled the contract on July 7, 2016. For the year ended December 31, 2016, the Company recognized net loss of $22, in other income on the Consolidated Statements of Operations, related to the change in the value of the euro-denominated asset underlying the contract.
11. Shareholders’ Equity (Deficit)
The equity structure in the Consolidated Financial Statements following the reverse merger reflects the equity structure of the Company. As a result, the Company's common shares outstanding have been adjusted retroactively for all prior periods presented computed on the basis of the number of shares outstanding multiplied by the exchange ratio of 3.1898 established in the Merger Agreement. As of December 31, 2016 and 2015, the Company's authorized capital shares consists of 500,000,000 and 1,000,000,000 shares of beneficial interest, respectively, $0.01 par value per share, of which the Company is authorized to issue up to 490,000,000 and 990,000,000 common shares of beneficial interest, $0.01 par value per share, or common shares, and 10,000,000 preferred shares of beneficial interest, par value of $0.01, or preferred shares. As of December 31, 2016, 140,647,971 common shares and 3,500,000 preferred shares were issued and outstanding, respectively.
In December 2016, the Company amended its Declaration of Trust decreasing the number of its authorized capital shares from 1,000,000,000 shares to 500,000,000 shares and decreasing the number of its authorized common shares from 990,000,000 shares to 490,000,000 shares.
In December 2016, the Company's board of trustees approved a 1-for-3 reverse share split of its common shares and outstanding OP Units. The reverse share split was effective after the close of trading on December 30, 2016 and the Company's common shares began trading on a reverse-split-adjusted basis on the New York Stock Exchange on January 3, 2017.
In April 2015, the Company completed an underwritten public offering of 10,393,432 shares of its common stock, which includes the exercise in full by the underwriters of their option to purchase up to 1,355,665 additional shares of common stock. The shares of common stock were issued at a public offering price of $26.10 per share and the net proceeds from the offering were approximately $259,325, after expenses.
In February 2015, Gramercy's board of directors approved a 1-for-4 reverse stock split of its common stock and outstanding OP Units. The reverse stock split was effective after the close of trading on March 20, 2015, and the Company’s common stock began trading on a reverse split-adjusted basis on the New York Stock Exchange on March 23, 2015.
Dividends
For the year ended December 31, 2016, the Company’s common dividends are as follows:

Quarter Ended	Record Date	Payment Date	Common dividend per share	Preferred dividend per share
March 31, 2016	March 31, 2016	April 15, 2016	$0.330	$0.445
June 30, 2016	June 30, 2016	July 15, 2016	$0.330	$0.445
September 30, 2016	September 30, 2016	October 14, 2016	$0.330	$0.445
December 31, 2016	December 30, 2016	January 13, 2017	$0.375	$0.445

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

For the year ended December 31, 2016, dividends paid represented 68.0% ordinary income, 26.3% capital gains, and 5.7% return of capital. For the years ended December 31, 2015 and 2014, dividends paid to Legacy Gramercy shareholders represented ordinary income.
Dividend Reinvestment Plan
In June 2016, the Company adopted a dividend reinvestment plan, or DRIP, under which shareholders may use their dividends and optional cash payments to purchase additional common shares of the Company. In August 2016, the Company registered 3,333,333 common shares related to the DRIP. As of December 31, 2016, DRIP had 3,332,636 remaining shares. There have been 697 shares issued under the DRIP as of December 31, 2016.
Share Repurchase Program
In February 2016, the Company’s board of trustees approved a share repurchase program authorizing the Company to repurchase up to $100,000 of the Company’s outstanding common shares. Purchases under the program will be made from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, share price, applicable legal requirements and other factors. The program will be suspended or discontinued at any time. For the year ended December 31, 2016, the Company did not repurchase any shares.
At-The-Market Equity Offering Program
In July 2016, the Company’s board of trustees approved the establishment of an “at the market” equity issuance program, or ATM Program. The Company filed a prospectus supplement to its currently effective registration statement with the SEC during January 2017, pursuant to which the Company may offer and sell common shares with an aggregate gross sales price of up to $375,000.
Prior to the Merger, the Company had an ATM Program to issue an aggregate of up to $100,000 of its common stock. During the year ended December 31, 2015, the Company sold 698,259 shares of its common stock through the ATM Program for $18,292 of net proceeds after related expenses. The legacy ATM Program was terminated upon closing of the Merger on December 17, 2015.
Preferred Shares
Holders of the Company's 7.125% Series A Preferred Shares, or Series A Preferred Shares, are entitled to receive annual dividends of $1.78125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after August 15, 2019, the Company can, at its option, redeem the Series A Preferred Shares at par for cash. At December 31, 2016, the Company has 3,500,000 of its Series A Preferred Shares outstanding with a mandatory liquidation preference of $25.00 per share. The Company's Series A Preferred Shares were issued upon closing of the Merger on a one-for-one basis in exchange for Legacy Gramercy’s 3,500,000 shares of 7.125% Series B Preferred Stock, or Series B Preferred Stock. Series A Preferred Shares and Series B Preferred Stock had the same preferences, rights and privileges.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

In September 2014, the Company redeemed all of the outstanding shares of its 8.125% Series A Preferred Stock at a redemption price of $25.32161 per share, equal to the sum of the $25.00 per share redemption price of the share and a quarterly dividend of $0.32161 prorated to the redemption date of September 12, 2014. The 8.125% Series A Preferred Stock were replaced by the Series B Preferred Stock, for which the Company received $81,638 in net proceeds after expenses upon issuance in August 2014. As a result of the redemption, the Company recorded a $2,912 charge to the Consolidated Statements of Operations equal to the excess of the $25.00 per share liquidation preference over the carrying value as of the redemption date. Holders of the 8.125% Series A Preferred Share were entitled to receive annual dividends of $2.03125 per share on a quarterly basis and dividends were cumulative, subject to certain provisions.
Equity Incentive Plans
In June 2016, the Company instituted its 2016 Equity Incentive Plan, which was approved by the Company’s board of trustees and shareholders. The 2016 Equity Incentive Plan allows for the following awards to be made: (i) share options that qualify as incentive share options under Section 422 of the Internal Revenue Code, (ii) share options that do not qualify, (iii) share appreciation rights, (iv) share awards, (v) restricted share units, and (vi) dividend equivalents and other equity awards, including LTIP Units. The aggregate number of common shares of the Company that may be issued or transferred under the 2016 Equity Incentive Plan is 4,000,000 shares, subject to adjustment in certain circumstances. The Company’s common shares that are issued or transferred under the 2016 Equity Plan may be authorized but unissued common shares of the Company or reacquired common shares of the Company, including common shares of the Company purchased by it on the open market for purposes of the 2016 Equity Incentive Plan. The 2016 Equity Incentive Plan became effective on June 23, 2016 and will terminate on the day immediately preceding the tenth anniversary of its effective date, unless sooner terminated by the board of trustees. As of December 31, 2016, there were 3,414,280 shares available for grant under the 2016 Equity Incentive Plan.
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
Following the Merger until the adoption of the 2016 Equity Incentive Plan in June 2016, the Company’s active equity incentive plan, from which share awards were issued, was the Chambers equity incentive plan, or the 2013 Equity Incentive Plan. The Company’s 2004 Equity Incentive Plan, 2012 Inducement Plan, 2012 Outperformance Plan, 2013 Equity Incentive Plan, and 2015 Equity Incentive Plan continued to exist following the Merger, however they are inactive and thus no new share awards will be issued out of any of these plans.
In June 2012, the Company adopted the 2012 Inducement Equity Incentive Plan, or the 2012 Inducement Plan, in connection with the hiring of Gordon F. DuGan, Benjamin P. Harris, and Nicholas L. Pell, who joined the Company on July 1, 2012. Under the 2012 Inducement Plan, the Company may grant equity awards for up to 4,784,700 shares of common stock. The 2012 Inducement Plan authorizes the grant of (i) NQSOs, (ii) shares of restricted stock, (iii) phantom shares, (iv) dividend equivalent rights and (v) other forms of equity-based awards, including LTIP Units, as “employment inducement awards.” All of the shares available under the 2012 Inducement Plan were issued or reserved for issuance

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

to Messrs. DuGan, Harris and Pell in connection with the equity awards made upon the commencement of their employment with the Company. Equity awards issued under the 2012 Inducement Plan had a fair value of $6,125 on the date of grant which was calculated in accordance with ASC 718. The 2012 Inducement Plan terminates on the ten year anniversary of its approval by Gramercy's board of directors, unless sooner terminated. As a result of the Merger, the change in control provision for the restricted share units was triggered and vesting of the restricted share units subsequent to the closing of the Merger occurs on a straight-line basis as the performance hurdles, which determined vesting in the past, ceased to apply following the close of the Merger. There were 98,086 restricted share units that vested during the year ended December 31, 2016. As of December 31, 2016, there are 98,086 unvested restricted share units.
In July 2012, the Company adopted the 2012 Long-Term Outperformance Plan, or 2012 Outperformance Plan, which provides that if certain performance goals are achieved and other conditions are met, LTIP Units would be issued to certain executives under the 2012 Inducement Equity Incentive Plan and to certain executives under the 2004 Equity Incentive Plan. The LTIP Units are structured to quality as “profits interests” for U.S. federal income tax purposes and do not have full parity, on a per unit basis, with the Class A limited partnership interests in the Legacy Gramercy's operating partnership with respect to liquidating distributions. The amount of LTIP Units earned under the 2012 Outperformance Plan would range from $4,000 if the Company’s common stock price equaled a minimum hurdle of $18.81 per share (less any dividends paid during the performance period) to $20,000 if the Company’s common stock price equals or exceeds $33.87 per share (less any dividends paid during the performance period) at the end of the performance period. Effective at the closing of the Merger, the change in accelerated vesting control provisions of the 2012 Outperformance Plan were waived by all plan participants, and as a result the LTIP Units awarded thereunder continued, subject to the original service and performance conditions. The LTIP Units had a fair value of $2,715 on the date of grant, which was calculated in accordance with ASC 718. Of the total LTIP Units earned, 50.0% vested during the year ended December 31, 2016, representing 329,757 LTIP Units. As of December 31, 2016, there were 329,757 LTIP Units earned but unvested, which will vest on June 30, 2017 based, in each case, on continued employment through the vesting date. Once LTIP Units are earned and vested, they are convertible into OP Units and included in the Company's noncontrolling interest, as discussed in Note 12.
Equity Plan Activities
In 2016, the Company issued a maximum total of 568,990 LTIP Units under its 2016 Equity Incentive Plan. The number of LTIPs Units actually earned by the grantees will be based on the achievement of established performance hurdles with respect to the Company’s actual and relative total shareholder returns during the period July 1, 2016 through June 30, 2019. Of the earned units, 50.0% will vest on June 30, 2019, and the remaining 50.0% will vest on June 30, 2020, based on continued employment through that date. Vested LTIP Units are convertible on a one-for-one basis into OP Units. The LTIP Units issued in 2016 had an aggregate fair value of $7,552 as of their date of grant, which was calculated in accordance with ASC 718, with share price volatility being one of the primary inputs in the valuation.
The Company accounts for share-based awards using the fair value recognition provisions. Awards of shares or restricted shares are expensed as compensation over the benefit period and may require inputs that are highly subjective and require significant management judgment and analysis to develop. The Company assumes a forfeiture rate which impacts the amount of aggregate compensation cost recognized. The Company allows employees the option to satisfy

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

minimum statutory tax-withholding requirements related to shares that vested during the period by withholding common shares equal to the required amount.
Through December 31, 2016, 973,372 restricted shares had been issued under the equity incentive plans, of which 67.2% have vested. Except for certain performance based awards, the vested and unvested shares are currently entitled to receive distributions on common shares if common share dividends are paid by declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $2,313, $1,360 and $950 was recorded for the years ended December 31, 2016, 2015, and 2014, respectively, related to the issuance of restricted shares. Compensation expense of $5,100 will be recorded over the course of the next 35 months representing the remaining weighted average vesting period of equity awards issued under the Equity Incentive Plans as of December 31, 2016. As of December 31, 2016, 2015, and 2014, the Company had 318,807, 228,066, and 186,849 weighted average restricted shares outstanding, respectively.
Compensation expense of $2,325, $1,952, and $1,570 was recorded for the years ended December 31, 2016, 2015, and 2014, respectively, for the Company's Outperformance Plans. Compensation expense of $8,154 will be recorded over the course of the next 43 months, representing the remaining weighted average vesting period of the awards issued under the 2012 Long-Term Outperformance Plan as of December 31, 2016.
A summary of the Company’s restricted share units and restricted share awards as of December 31, 2016 is presented below:

December 31, 2016
Nonvested awards at beginning of period	450,355
Granted	150,736
Vested	(184,138)
Lapsed or canceled	(33)
Nonvested awards at end of period	416,920
Share Option Awards
The Company has not issued any share options in 2016 and does not have plans to issue share option awards in future. The Company uses the Black-Scholes option-pricing model to estimate the fair value of a share option award. This model requires inputs such as expected term, expected volatility, and risk-free interest rate, which are highly subjective and generally require significant analysis and judgment to develop. Compensation cost for share options, if any, is recognized ratably over the vesting period of the award. The Company’s policy is to grant options with an exercise price equal to the quoted closing market share price on the business day preceding the grant date.
The fair value of each share option granted is estimated on the date of grant for options issued to employees, and quarterly awards to non-employees, using the Black-Scholes option pricing model. There were no options granted in 2016. The following weighted average assumptions were used for grants in 2015 and 2014:

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

	2015	2014
Dividend yield	5.63%	2.50%
Expected life of option	2.8 years	5.0 years
Risk-free interest rate	1.20%	1.81%
Expected share price volatility	25.5%	41.00%
A summary of the Company’s options as of December 31, 2016, 2015, and 2014 is presented below:

	December 31, 2016		December 31, 2015		December 31, 2014
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Balance at beginning of period	112,477	$35.04	54,998	$48.24	90,665	$55.29
Granted	—	—	59,011	22.23	7,975	21.78
Exercised	(15,948)	10.51	—	—	(7,975)	11.37
Lapsed or canceled	(11,921)	65.68	(1,532)	14.76	(35,667)	68.58
Balance at end of period	84,608	$35.36	112,477	$35.04	54,998	$48.24
The remaining weighted average contractual life of the options was 82 months. Compensation expense of $0, $137 and $53 was recorded for the years ended December 31, 2016, 2015, and 2014, respectively, related to the issuance of options.
Employee Stock Purchase Plan
Prior to the Merger, the Company had an Employee Stock Purchase Plan, or ESPP, which enabled the Company’s eligible employees to purchase its shares of common stock through payroll deductions. The ESPP had a maximum of 66,454 shares of the common stock available for issuance and provided for eligible employees to purchase the common stock at a purchase price equal to 85.0% of the lesser of (1) the market value of the common stock on the first day of the offering period, or (2) the market value of the common stock on the last day of the offering period. The ESPP was terminated upon closing of the Merger on December 17, 2015.
Deferred Stock Compensation Plan for Directors
Prior to the Merger, Legacy Gramercy's Directors' Deferral Program allowed its independent directors to elect to defer up to 100.0% of their fees in the form of phantom shares, which were convertible into an equal number of shares of common stock upon such directors’ termination of service or a change in control by the Company. Phantom shares were credited to each independent director quarterly using the closing price of the Company’s common stock for the respective quarter. If dividends were declared by the Company, each participating independent director who elected to receive fees in the form of phantom shares had the option to have their account credited for an equivalent amount of phantom shares stock units based on the dividend rate for each quarter or have dividends paid in cash.
The Directors' Deferral Program was terminated upon consummation of the Merger. In connection with the closing of the Merger, on December 17, 2015 each outstanding phantom share granted under Legacy Gramercy's Directors'

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

Deferral Program, was vested and converted into common shares on the first business day of the month following the Merger closing. As a result, the directors received an aggregate of $916 in cash and 136,904 in shares in January 2016. The portion paid out in cash was classified as a liability on the Consolidated Balance Sheets as of December 31, 2015.There were no phantom shares outstanding on December 31, 2016, pursuant to the termination, and there were 136,904 phantom shares outstanding as of December 31, 2015, all of which were vested.
Earnings per Share
The Company presents both basic and diluted earnings per share, or EPS. Basic EPS is computed by dividing net income (loss) available to common shareholders, as adjusted for unallocated earnings attributable to certain participating securities, if any, by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, as long as their inclusion would not be anti-dilutive.
The two-class method is an earnings allocation methodology that determines earnings per share for common shares and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The Company has certain share-based payment awards that contain non-forfeitable rights to dividends, which are considered participating securities for the purposes of computing earnings per share pursuant to the two-class method, and therefore the Company applies the two-class method in its computation of EPS.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

Basic and Diluted EPS for the years ended December 31, 2016, 2015, and 2014 are computed as follows:

	Year Ended December 31,
	2016	2015	2014
Numerator – Income (loss):
Net income (loss) from continuing operations	$18,748	$(50,433)	$55,193
Net income (loss) from discontinued operations	5,399	875	(524)
Income (loss) before gains on disposals	24,147	(49,558)	54,669
Net gains on disposals	3,877	839	—
Gain on sale of European unconsolidated equity investment interests held with a related party	5,341	—	—
Net income (loss)	33,365	(48,719)	54,669
Less: Net (income) loss attributable to noncontrolling interest	(7)	791	236
Less: Preferred share redemption costs	—	—	(2,912)
Less: Nonforfeitable dividends allocated to participating shareholders	(841)	(104)	(13)
Less: Preferred share dividends	(6,234)	(6,234)	(7,349)
Net income (loss) available to common shares outstanding	$26,283	$(54,266)	$44,631
Denominator – Weighted average shares:
Weighted average basic shares outstanding	140,192,424	60,698,716	27,860,728
Effect of dilutive securities:
Unvested non-participating share based payment awards	35,144	—	334,915
Options	14,179	—	13,933
Phantom shares	—	—	157,439
Outside interests in the Operating Partnership	—	—	274,821
Exchangeable Senior Notes	767,274	—	—
Weighted average diluted shares outstanding	141,009,021	60,698,716	28,641,836
The Company’s options and other share-based payment awards used in the computation of EPS were calculated using the treasury share method. The Company only includes the effect of the excess conversion premium in the calculation of Diluted EPS, as the Company has the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess conversion premium in shares.
For the year ended December 31, 2015, 17,659 share options, 1,044,416 unvested share based payment awards, 518,336 common shares related to outside interests in the Operating Partnership, and 157,385 Exchangeable Senior Notes were computed using the treasury share method, which due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the period were anti-dilutive and excluded from Diluted EPS. For the year ended December 31, 2015, the Company excluded unvested restricted share awards of 228,066 from its weighted average basic shares outstanding due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the period. The weighted average price of the Company’s common shares from March 18, 2014, the date of issuance, through December 31, 2014 was below the exchange price of $23.28 for period, thus there is no potential dilutive effect

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

of the excess conversion premium and no effect was included in the calculation of diluted earnings per share for the year ended December 31, 2014.
Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares. For the year ended December 31, 2016, the net income (loss)attributable to the outside interests in the Operating Partnership has been excluded from the numerator and 696,662 of weighted average shares related to the outside interests in the Operating Partnership has been excluded from the denominator for the purpose of calculating Diluted EPS as there would have been no effect had such amounts been included. Refer to Note 13 for more information on the outside interests in the Operating Partnership.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) as of December 31, 2016, 2015 and 2014 is comprised of the following:

	As of December 31,
	2016	2015	2014
Net unrealized loss on derivative securities	$(440)	$(6,074)	$(3,189)
Net unrealized gain (loss) on debt instruments	3,699	1,010	(466)
Foreign currency translation adjustments:
Gain on non-derivative net investment hedges(1)	5,168	14	—
Write-off on non-derivative net investment hedge	(652)	—	—
Other foreign currency translation adjustments	(11,252)	(656)	(48)
Reclassification of accumulated foreign currency translation adjustments due to disposal	(3,737)	—	—
Disposition of European Investment	1,944	—	—
Reclassification of swap gain (loss) into interest expense	1,142	(45)	—
Total accumulated other comprehensive loss	$(4,128)	$(5,751)	$(3,703)

(1)	The foreign currency translation adjustment associated with the Company's non-derivative net investment hedges related to its European investments are included in other comprehensive income (loss).
12. Noncontrolling Interest
Noncontrolling interests represent the outside equity interests in the Company’s Operating Partnership as well as third-party equity interests in the Company’s other consolidated subsidiaries.
Outside equity interests in Operating Partnership
The outside equity interests in the Company’s Operating Partnership include common units of limited partnership interest in the Operating Partnership, or OP Units, and the earned and vested portion of limited partnership interests in the Operating Partnership granted by the Company pursuant to its share-based compensation plans, or LTIP Units, which are convertible on a one-for-one basis into OP Units. The aggregate outstanding noncontrolling interest in the Operating Partnership as of December 31, 2016 represented an interest of approximately 0.46% in the Company. The Company attributes a portion of its net income (loss) during each reporting period to noncontrolling interest based on

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

the percentage ownership of both OP Unit holders and earned and vested LTIP Unit holders relative to the sum of the Company’s total outstanding common shares, OP Units, and earned and vested LTIP Units.
OP Units
In July 2014, the Company issued 1,004,363 OP Units in connection with the acquisition of three properties. The Company’s OP Units are redeemable at the election of the holder for cash equal to the then fair market value of one of the Company’s common shares, par value $0.01 per share, except that the Company may, at its election, acquire each OP Unit for one of its common shares. The OP Unit holders do not have any obligation to provide additional contributions to the Operating Partnership, nor do they have any decision-making powers or control over the business of the Operating Partnership. The OP Unit holders do not have voting rights; however, they are entitled to receive dividends. The OP Unit redemption rights are outside of the Company’s control, and thus the OP Units are classified as a component of temporary equity and are shown in the mezzanine equity section of the Company’s Consolidated Financial Statements. The Company is party by assumption to a registration rights agreement with the holders of the OP Units that requires the Company, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of its common shares upon redemption of OP Units.
As of December 31, 2016, 313,839 OP Units were outstanding, which can be redeemed for 313,839 of the Company's shares. During the years ended December 31, 2016 and 2015, 156,452 and 151,043 OP Units, respectively, were converted on a one-for-one basis into common shares of the Company. At December 31, 2016, 313,839 common shares of the Company were reserved for issuance upon redemption of units of limited partnership interest of the Company's Operating Partnership. OP Units are recorded at the greater of cost basis or fair market value based on the closing share price of the Company’s common shares at the end of the reporting period. As of December 31, 2016, the value of the OP units was $8,643. The Company attributes a portion of its net income (loss) during each reporting period to noncontrolling interest based on the percentage ownership of OP Unit holders relative to the Company’s total outstanding common shares and OP Units. The Company recognizes changes in fair value in the OP Units through accumulated deficit, however decreases in fair value are recognized only to the extent that increases to the amount in temporary equity were previously recorded.
LTIP Units
The Company’s LTIP Units that have been earned and are vested are convertible into OP Units on a one-for-one basis at the election of the holder. Consistent with the characteristics of the OP Units, holders of earned and vested LTIP Units do not have any obligation to provide additional contributions to the Operating Partnership, do not have any decision-making powers or control over the business of the Operating Partnership, and do not have voting rights; however, they are entitled to receive dividends. The earned and vested LTIP Units have no basis until they are converted into OP Units, thus they had no value as of December 31, 2016.
As of December 31, 2016, noncontrolling interest owners held 329,757 earned and vested LTIP Units, which, upon conversion into OP Units, can be redeemed for 329,757 of the Company’s common shares. During the years ended December 31, 2016 and 2015, there were no earned and vested LTIP Units converted into OP Units or redeemed for common shares of the Company. At December 31, 2016, 329,757 common shares of the Company were reserved for

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

issuance upon conversion of the earned and vested LTIP Units into OP Units and their subsequent redemption for common shares.
Below is the rollforward of the activity relating to the noncontrolling interests in the Operating Partnership as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
Balance at beginning of period	$10,892	$16,129
Redemption of noncontrolling interests in the Operating Partnership	(4,159)	(3,788)
Net income (loss) attribution	84	(376)
Fair value adjustments	2,404	(739)
Dividends	(578)	(334)
Balance at end of period	$8,643	$10,892

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
As of December 31, 2016 and 2015, the value of the Company’s interest in European Fund Manager was $(321) and $(249), respectively. The Company’s interest in European Fund Manager is presented in the equity section of the Company’s Consolidated Financial Statements.
13. Commitments and Contingencies
Funding Commitments
The Company is obligated to fund the development of two build-to-suit properties, including a 240,411 square foot industrial property in Round Rock, Texas, which is a consolidated VIE that the Company will acquire upon substantial completion through a forward purchase contract and a 240,800 square foot industrial property in Summerville, South Carolina. The Company’s remaining future commitment for these properties at December 31, 2016, is approximately $38,826.
As of December 31, 2016 and 2015, the Company's cumulative contributions to the Gramercy European Property Fund were $55,892 (€50,000) and $25,663 (€23,160), respectively. As of December 31, 2016, the Company's remaining commitment to the Gramercy European Property Fund is $13,146 (€12,500). Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on December 31, 2016, in the case of unfunded commitments.
The Company has committed to fund $100,000 to Strategic Office Partners, of which $16,027 has been funded as of December 31, 2016. See Note 5 for further information on the Gramercy European Property Fund and Strategic Office Partners.
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
Legacy Gramercy, its board of directors, Chambers and/or Merger Sub, a subsidiary of Chamber, were named as defendants in two pending putative class action lawsuits brought by purported Legacy Gramercy stockholders challenging the Merger. Two suits that were separately filed in New York Supreme Court, New York County, captioned (i) Berliner v. Gramercy Property Trust, et al., Index No. 652424/2015 (filed July 9, 2015) and (ii) Gensler v. Baum, et al., Index No. 157432/2015 (filed July 22, 2015), have been consolidated into a single action under the caption In re Gramercy Property Trust Stockholder Litigation, Index No. 652424/2015 (the “New York Action”). In addition, four suits that were separately filed in Circuit Court for Baltimore City, Maryland, captioned (i) Jobin v. DuGan, et al., Case No. 24-C-15-003942 (filed July 27, 2015); (ii) Vojik v. Gramercy Property Trust, et al., Case No. 24-C-15-004412 (filed August 25, 2015); (iii) Hoffbauer et al. v. Chambers Street Properties, et al., 24-C-15-004904 (filed September 24, 2015) (originally filed as two separate suits in the Circuit Court for Baltimore County, Maryland, captioned Plemons v. Chambers Street Properties, et al., Case No. 03C15007943 (filed July 24, 2015) and Hoffbauer et al. v. Chambers Street Properties, et al., Case No. 03C15008639 (filed August 12, 2015), and refiled as a single action in the Circuit Court for Baltimore County on September 24, 2015); and (iv) Morris v. Gramercy Property Trust, et al., Case No. 24C15004972 (filed September 28, 2015) have been consolidated into a single action under the caption Glenn W. Morris v. Gramercy Property Trust Inc. et al., Case No. 24C15004972 (the “Maryland Action,” and together with the New York Action, the “Actions”). The complaints allege, among other things, that the directors of Legacy Gramercy breached their fiduciary duties to Legacy Gramercy stockholders by agreeing to sell the Company for inadequate consideration and agreeing to improper deal protection terms in the merger agreement, and that the preliminary joint proxy statement/prospectus filed with the SEC on Form S4 on September 11, 2015 was materially incomplete and misleading. The complaints also allege that Chambers, Merger Sub and/or Legacy Gramercy aided and abetted these purported breaches of fiduciary duty. The amended complaint in the Morris consolidated action also asserts derivative claims on behalf of Legacy Gramercy for breach of fiduciary duty against the directors of Legacy Gramercy. Plaintiffs seek, among other things, an injunction barring the Merger, rescission of the Merger to the extent it is already implemented, declaratory relief, an award of damages and/or costs/attorney fees.
On December 7, 2015, the parties to the Actions entered into a Memorandum of Understanding (the “MOU”), which provides for the settlement of the Actions. While the defendants in the Actions continue to vigorously deny all allegations of wrongdoing, fault, liability or damage to any of the plaintiffs or the class of stockholders of Legacy Gramercy, and

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

believe that no supplemental disclosure is required under the applicable law, in order to (i) avoid the burden, inconvenience, expense and distraction of further litigation in connection with the Actions, (ii) finally put to rest and terminate all of the claims that were or could have been asserted against the defendants in the Actions and (iii) permit the Merger to proceed without risk of the courts in New York or Maryland ordering an injunction or damages in connection with the Actions, Chambers and Legacy Gramercy agreed, without admitting any liability or wrongdoing, pursuant to the terms of the MOU, to make certain supplemental disclosures related to the Merger, which were set forth in Legacy Gramercy’s Current Report on Form 8-K filed with the SEC on December 7, 2015.
Pursuant to the MOU, the parties entered into a stipulation of settlement. The stipulation of settlement is subject to customary conditions, including, among other things, court approval following notice to Legacy Gramercy stockholders. On November 2, 2016, the court entered an order preliminarily approving the settlement. On February 1, 2017 the court held a hearing to consider the fairness, reasonableness and adequacy of the settlement, and expressed an intent to grant final approval. However, the court has not yet entered a final judgment approving the settlement. If the settlement is finally approved by the court, it will resolve and release all claims by stockholders in the Actions of Legacy Gramercy challenging the Merger, the Merger Agreement and any disclosure made in connection therewith, pursuant to terms that will be set forth in the notice sent to Legacy Gramercy stockholders prior to final approval of the settlement. In addition, in connection with the settlement, the parties contemplate that plaintiffs’ counsel will file a petition for an award of attorneys’ fees and expenses to be paid by Gramercy or its successor. There can be no assurance that the court will approve the settlement. In the event that the settlement is not approved or that the conditions are not satisfied, the settlement may be terminated.
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
On December 3, 2015, the parties to the New Jersey Action entered into a Stipulation of Settlement providing for the settlement of the New Jersey Action. While the defendants in the New Jersey Action continue to vigorously deny all allegations of wrongdoing, fault, liability or damage to any of the plaintiffs or the class of shareholders of Chambers, and believe that no supplemental disclosure is required under the applicable law, in order to (i) avoid the burden, inconvenience, expense and distraction of further litigation in connection with the New Jersey Action, (ii) finally put to rest and terminate all of the claims that were or could have been asserted against the defendants in the New Jersey Action and (iii) permit the Merger to proceed without risk of the Superior Court of New Jersey ordering an injunction or damages in connection with the New Jersey Action, Chambers and Legacy Gramercy agreed, without admitting any liability or wrongdoing, pursuant to the terms of the Stipulation of Settlement, to make certain supplemental disclosures related to the Merger, all of which were set forth in Legacy Gramercy’s Current Report on Form 8-K filed with the SEC

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

on December 7, 2015. On April 4, 2016, the court granted preliminary approval of the settlement. On July 1, 2016, the court issued a final order approving the settlement.
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
In April 2015, to stop the accrual of additional interest while the Company’s appeals are pending, the Company paid the NYC DOF $4,025 in full satisfaction of the NYC DOF Transfer Tax Assessment and the NYS DOT $617 in full satisfaction of the NYS DOF Transfer Tax Assessment. There was $271 of additional interest recorded in discontinued operations for the matter for the year ended December 31, 2014. There was $0 and $68 of additional interest recorded in discontinued operations for the matter for the years ended December 31, 2016 and 2015, respectively.
In connection with the Company’s property acquisitions and the Merger, the Company has determined that there is a risk it will have to pay future amounts to tenants related to continuing operating expense reimbursement audits. The Company initially estimated a range of loss of $8,000 to $13,000 and had accrued $8,000 in other liabilities, which represented its best estimate of the total loss at the time and is accrued as of December 31, 2015. In 2017, the Company settled the majority of its operating expense reimbursement audits and paid $3,500 pursuant to the settlement in February 2017. As a result of the settlement, the Company reduced its accrual by $3,500 and recorded the reversal to other income during the three months ended December 31, 2016. The remaining accrual recorded as of December 31, 2016 is $360, which represents the Company’s best estimate of total loss based on estimated range of loss of $0 to $360.
In addition, the Company and/or one or more of its subsidiaries is party to various litigation matters that are considered routine litigation incidental to its or their business, none of which are considered material.
Office Leases
The Company has several office locations, which are each subject to operating lease agreements. These office locations include the Company’s corporate office at 90 Park Avenue, New York, New York, and the Company’s seven regional offices located across the United States and Europe. The Company's previous corporate office location through November 2016 was at 521 Fifth Avenue, New York, New York. Related to its operating leases for office locations, the Company incurred rent expense of $1,816, $775, and $601 for the years ended December 31, 2016, 2015, and 2014, respectively.
The Company's lease for its corporate office at 90 Park Avenue has annual rent of $1,318 for year one through year five and annual rent of $1,402 for year six through year 11. The 90 Park Avenue lease expires in April 2027 and has one five-year renewal option. In January 2017, the Company exercised a cancellation right to terminate the lease for its previous corporate office space at 521 Fifth Avenue, which is effective in August 2018, for a fee of $158. The 521 Fifth

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

Avenue lease has annual rent of $388 in 2017 and $394 in 2018. In January 2017, the Company entered into a sublease for the 521 Fifth Avenue office space, with lease term of February 2017 through August 2018.
Capital and Operating Ground Leases
Certain properties acquired are subject to ground leases, which are accounted for as operating and capital leases, as applicable. The ground leases have varying ending dates, renewal options and rental rate escalations, with the latest leases extending to June 2053. Future minimum rental payments to be made by the Company under these noncancelable ground leases, excluding increases resulting from increases in the consumer price index, are as follows:

	Ground Leases - Operating	Ground Leases - Capital	Total
2017	$2,247	$—	$2,247
2018	2,262	1	2,263
2019	2,271	—	2,271
2020	2,263	—	2,263
2021	2,231	—	2,231
Thereafter	61,857	329	62,186
Total minimum rent expense	$73,131	$330	$73,461
The Company incurred rent expense on ground leases of $2,093, $1,582 and $853 during the years ended December 31, 2016, 2015, and 2014, respectively. Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses, and rent expense related to office rentals is included in general and administrative expense and property management expense. All of the Company's capital leases are ground leases and as of December 31, 2016, 2015, and 2014, the total gross and net value of assets under the Company's capital leases was $16,312, $2,758, and $2,780, respectively.
14. Income Taxes
The Company has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute annually at least 90.0% of its ordinary taxable income to its shareholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income at regular corporate rates. In addition, the Company will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distributions to its shareholders. However, the Company believes that it is organized and will operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

so that it will qualify as a REIT for U.S. federal income tax purposes. The Company may, however, be subject to certain state and local taxes. The Company’s TRSs are subject to federal, state and local taxes. The Company’s asset and property management business, Gramercy Asset Management, conducts its business through a wholly-owned TRS.
The Company’s provision for income taxes for the years ended December 31, 2016, 2015, and 2014 is summarized as follows:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$(2,198)	$(859)	$(1,235)
State and local	(962)	(1,009)	323
Total current	(3,160)	(1,868)	(912)
Deferred:
Federal	—	(228)	197
State and local	—	(57)	(94)
Total deferred	—	(285)	103
Total income tax expense	$(3,160)	$(2,153)	$(809)
As of December 31, 2016, returns for the calendar years 2013 through 2016 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.
Income taxes, primarily related to the Company’s TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities recorded in accordance with GAAP and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if the Company believes it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs. The asset management agreement with KBS has been terminated effective in the first quarter of 2017, therefore the activity in the Gramercy Asset Management TRS will be immaterial going forward.
Net deferred tax assets of $0 and $453 are included in other assets on the accompanying Consolidated Balance Sheets at December 31, 2016 and 2015, respectively.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pretax operating income, as follows:

	Year Ended December 31,
	2016	2015	2014
Income tax expense at federal statutory rate	$(12,781)	$16,020	$(19,500)
Tax effect of REIT election	10,583	(17,328)	18,501
State and local taxes, net of federal benefit	(953)	(839)	194
Permanent difference	(9)	(6)	(4)
Valuation allowance	—	—	—
Total income tax provision	$(3,160)	$(2,153)	$(809)
As of December 31, 2016, the Company and each of its six subsidiaries which file corporate tax returns, had total net loss carryforwards, inclusive of net operating losses and capital losses, of approximately $33,600 available for use in future periods. The aggregate amounts of net operating loss carryforwards and capital loss carryforwards as of December 31, 2016 are subject to the completion of the 2016 tax returns. Net operating loss carryforwards and capital loss carryforwards can generally be used to offset future ordinary income and capital gains of the entity originating the losses, for up to 20 years and five years, respectively, however, the Company has limits on the maximum amount of loss carryforwards that can be used in any given year.
In January 2011 and December 2015, the Company and some of its subsidiaries experienced an ownership change, as defined for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. In general, an “ownership change” occurs if there is a change in ownership of more than 50.0% of common stock during a cumulative three-year period. For this purpose, determinations of ownership changes are generally limited to shareholders deemed to own 5.0% or more of the Company’s common stock. The provisions of Section 382 will apply an annual limit to the amount of net loss carryforwards that can be used by the Company or its subsidiary that generated the loss to offset future ordinary income and capital gains received by the Company or the subsidiary (as the case may be), beginning with the 2011 taxable year. Because the Company uses separate subsidiary REITs and taxable REIT subsidiaries to conduct different aspects of its business, losses incurred by the individual subsidiary REITs or TRSs are only available to offset taxable income derived by each respective subsidiary REIT or TRS. Accordingly, to the extent the Company, a subsidiary REIT or a TRS has taxable income in future years and has net loss carryforwards incurred prior to the ownership changes which are available to be utilized, such net loss carryforwards would be limited in future years, and they may have greater taxable income as a result of such limitation.
The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of December 31, 2016, 2015, and 2014, the Company did not incur any material interest or penalties.
15. Environmental Matters
The Company believes that it is in compliance in all material respects with applicable federal, state and local ordinances and regulations regarding environmental issues. Its management is not aware of any environmental liability

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

that it believes would have a materially adverse impact on the Company’s financial position, results of operations or cash flows.
16. Segment Reporting
As of December 31, 2016, the Company has determined that it has two reportable operating segments: Asset Management and Investments/Corporate. The reportable segments are determined based upon the management approach, which looks to the Company’s internal organizational structure. The Company’s lines of business require different support infrastructures. All significant inter-segment balances and transactions have been eliminated.
The Asset Management segment includes substantially all of the Company’s activities related to asset and property management of commercial properties located throughout the United States and Europe. The Asset Management segment generates revenues from fee income related to the management agreements for properties owned primarily by third parties throughout the United States and Europe.
The Investments/Corporate segment includes all of the Company’s activities related to the investment and ownership of commercial properties located throughout the United States and Europe. The Investments/Corporate segment generates revenues from rental revenues from properties owned by the Company, either directly or in unconsolidated equity investments.
The Company evaluates performance based on the following financial measures for each segment:

	Asset Management	Investments / Corporate	Total Company
Year ended December 31, 2016
Total revenues	$36,039	$481,225	$517,264
Equity in net income from unconsolidated equity investments	—	2,409	2,409
Total operating and interest expense(1)	(21,660)	(451,337)	(472,997)
Other income (expenses)(2)	(2,547)	(25,381)	(27,928)
Net income from continuing operations(3)	$11,832	$6,916	$18,748

	Asset Management	Investments / Corporate	Total Company
Year ended December 31, 2015
Total revenues	$22,248	$215,024	$237,272
Equity in net loss from unconsolidated equity investments	—	(1,107)	(1,107)
Total operating and interest expense(1)	(20,212)	(254,761)	(274,973)
Other income (expenses)(2)	(1,482)	(10,143)	(11,625)
Net income (loss) from continuing operations(3)	$554	$(50,987)	$(50,433)

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

	Asset Management	Investments / Corporate	Total Company
Year ended December 31, 2014
Total revenues	$25,033	$82,907	$107,940
Equity in net income from unconsolidated equity investments	—	1,959	1,959
Total operating and interest expense(1)	(20,319)	(95,882)	(116,201)
Other income (expenses)(2)	(809)	62,304	61,495
Net income from continuing operations(3)	$3,905	$51,288	$55,193

	Asset Management	Investments / Corporate	Total Company
Total Assets:
December 31, 2016	$21,004	$5,582,523	$5,603,527
December 31, 2015	$5,882	$5,828,636	$5,834,518

(1)
Total operating and interest expense includes operating costs on commercial property assets for the Investments/Corporate segment and costs to perform required functions under the management agreements for the Asset Management segment. Depreciation and amortization expense of $241,527, $97,654, and $36,408 for the years ended December 31, 2016, 2015, and 2014, respectively are included in the operating and interest expense amounts presented above.

(2)
Other income (expenses) includes net impairment recognized in earnings of $0, $0, and $(4,816), loss on derivative instruments of $0, $0, and $(3,300), gain on remeasurement of previously held unconsolidated equity investment interests of $7,229, $0, and $0, loss on extinguishment of debt of $(20,890), $(9,472), and $(1,925), impairment of real estate investments $(11,107), $0, and $0, and provision for taxes of $(3,160), $(2,153), and $(809), respectively, for the years ended December 31, 2016, 2015, and 2014.

(3)	Net income (loss) from continuing operations represents income (loss) before discontinued operations.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

17. Supplemental Cash Flow Information
The following table represents supplemental cash flow disclosures for the years ended December 31, 2016, 2015, and 2014:

	Year Ended December 31,
	2016	2015		2014
Supplemental cash flow disclosures:
Interest paid	$77,081	$30,303		$12,096
Income taxes paid	2,906	1,730		1,565
Proceeds from 1031 exchanges from sale of real estate	723,863	—		—
Use of funds from 1031 exchanges for acquisitions of real estate	(723,831)	—		—
Non-cash activity:
Net assets acquired in Merger in exchange for common stock	$—	$1,829,241		$—
Common stock registered in exchange for net assets acquired in Merger	—	1,829,241		—
Consolidation of real estate investments - unconsolidated equity investment interests	—	—		106,294
Real estate acquired for units of noncontrolling interests in the Operating Partnership	—	—		22,670
Fair value adjustment to noncontrolling interest in the Operating Partnership	2,404	(769)		2,636
Debt assumed in acquisition of real estate	244,188	618,169		45,607
Debt transferred in disposition of real estate	(101,432)	—		—
Distribution of real estate assets from unconsolidated equity investment	263,015	—	—	—
Treasury securities transferred in connection with defeasance of notes payable	(144,063)	—		—
Transfer of defeased note payable	124,605	—		—
Contribution of real estate assets as investment in unconsolidated equity investments	(182,168)	—		—
Common stock issued for acquisition of Gramercy Europe Asset Management	—	—		652
Redemption of units of noncontrolling interest in the Operating Partnership for common shares	(4,159)	(3,784)		(8,727)

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

18. Selected Quarterly Financial Data (unaudited)
The following tables summarize the Company's quarterly financial information for the years ended December 31, 2016 and 2015:

2016 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Total revenues	$126,202	$131,092	$139,425	$120,545
Operating Income	25,460	31,297	37,469	25,475
Interest expense	(18,163)	(18,409)	(16,909)	(21,953)
Equity in net income (loss) of unconsolidated equity investments	6,470	(1,138)	(168)	(2,755)
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	—	7,229	—
Loss on extinguishment of debt	—	(13,777)	(1,356)	(5,757)
Impairment of real estate investments	(10,054)	(1,053)	—	—
Provision for taxes	574	(331)	(2,700)	(703)
Income (loss) from continuing operations	4,287	(3,411)	23,565	(5,693)
Income from discontinued operations	354	347	58	4,640
Income (loss) before net gain on disposals	4,641	(3,064)	23,623	(1,053)
Gain on sale of European unconsolidated equity investment interests held with a related party	—	—	5,341	—
Net gain on disposals	1,541	2,336	—	—
Net income (loss)	6,182	(728)	28,964	(1,053)
Net income (loss) attributable to noncontrolling interest	145	(221)	(51)	120
Net income (loss) attributable to Gramercy Property Trust	6,327	(949)	28,913	(933)
Preferred share dividends	(1,558)	(1,559)	(1,558)	(1,559)
Net income (loss) available to common shareholders	$4,769	$(2,508)	$27,355	$(2,492)
Basic earnings per share:
Net income (loss) from continuing operations and after preferred dividends	$0.03	$(0.02)	$0.19	$(0.05)
Net income from discontinued operations	—	—	—	0.03
Net income (loss) available to common shareholders	$0.03	$(0.02)	$0.19	$(0.02)
Diluted earnings per share:
Net income (loss) from continuing operations and after preferred dividends	$0.03	$(0.02)	$0.19	$(0.05)
Net income from discontinued operations	—	—	—	0.03
Net income (loss) available to common shareholders	$0.03	$(0.02)	$0.19	$(0.02)
Basic weighted average common shares outstanding	140,298,149	140,257,503	140,776,976	140,060,405
Diluted weighted average common shares outstanding	141,228,218	140,257,503	142,514,202	140,060,405

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

2015 Quarter Ended(1)	December 31,	September 30,	June 30,	March 31,
Total revenues	$69,977	$65,213	$54,147	$47,935
Operating Income (Loss)	(30,429)	12,967	7,015	7,409
Interest expense	(11,438)	(9,227)	(7,728)	(6,270)
Equity in net income (loss) of unconsolidated equity investments	(133)	(1,096)	123	(1)
Loss on extinguishment of debt	(9,472)	—	—	—
Provision for taxes	(37)	(985)	(17)	(1,114)
Income (loss) from continuing operations	(51,509)	1,659	(607)	24
Income from discontinued operations	858	(41)	120	(62)
Income (loss) before net gain on disposals	(50,651)	1,618	(487)	(38)
Net gain on disposals	246	392	201	—
Net income (loss)	(50,405)	2,010	(286)	(38)
Net income (loss) attributable to noncontrolling interest	748	(20)	21	42
Net income (loss) attributable to Gramercy Property Trust	(49,657)	1,990	(265)	4
Preferred share dividends	(1,558)	(1,559)	(1,558)	(1,559)
Net income (loss) available to common shareholders	$(51,215)	$431	$(1,823)	$(1,555)
Basic earnings per share:
Net income (loss) from continuing operations and after preferred dividends(2)	$(0.71)	$0.01	$(0.03)	$(0.03)
Net income (loss) from discontinued operations(2)	0.01	—	—	—
Net income (loss) available to common shareholders (2)	$(0.70)	$0.01	$(0.03)	$(0.03)
Diluted earnings per share:
Net income (loss) from continuing operations and after preferred dividends(2)	$(0.71)	$0.01	$(0.03)	$(0.03)
Net income (loss) from discontinued operations(2)	0.01	—	—	—
Net income (loss) available to common shareholders(2)	$(0.70)	$0.01	$(0.03)	$(0.03)
Basic weighted average common shares outstanding (2)	72,879,409	61,315,165	59,131,174	49,705,119
Diluted weighted average common shares outstanding(2)	72,879,409	62,561,210	59,131,174	49,705,119

(1)	2015 quarterly data includes fourteen days of activity from the Merger in the period ended December 31, 2015.

(2)
As a result of the Merger, each outstanding common share of Gramercy Property Trust Inc. was converted into 3.1898 of a newly issued share of common stock of the Company. Therefore, the historical data related to quarterly earnings per share for the periods ended before December 31, 2015 have been adjusted by the Merger exchange ratio of 3.1898.

19. Subsequent Events
In January 2017, the Company filed a prospectus supplement to its currently effective registration statement with the SEC, pursuant to which the Company may offer and sell common shares with an aggregate gross sales price of up to $375,000. In February 2017, the Company’s board of trustees approved a first quarter 2017 dividend in the amount of $0.375 per share, payable on April 14, 2017 to common shareholders of record as of the close of business on March 31, 2017.

Gramercy Property Trust
Notes To Consolidated Financial Statements
(Amounts in thousands, except share and per share data)
December 31, 2016

In February 2017, the Company closed on the disposition of one office property which comprised 71,504 rentable square feet for gross proceeds of $25,250. In February 2017, the Company also settled the majority of its operating expense reimbursement audits and paid $3,500 pursuant to the settlement.

Gramercy Property Trust
SCHEDULE II
Valuation and Qualifying Accounts
(In thousands)

Tenant and Other Receivables - Allowance	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
December 31, 2016	$204	$77	$(224)	$57
December 31, 2015	$188	$(63)	$79	$204
December 31, 2014	$449	$107	$(368)	$188

Gramercy Property Trust
SCHEDULE III
Real Estate Investments
(In thousands)

				Initial Costs(2)			Gross Amount at Which Carried December 31, 2016
City	State	Acquisition Date	Encumbrances at December 31, 2016(1)	Land	Building and Improvements	Work in Progress and Costs Capitalized Subsequent To Acquisition	Land	Building and Improvements	Total(3)	Accumulated Depreciation December 31, 2016	Average Depreciable Life
Industrial:
Greenwood	IN	11/20/2012	$7,402	$1,200	$12,002	$—	$1,200	$12,002	$13,202	$(1,424)	(4)
Greenfield	IN	11/20/2012	5,979	600	9,357	—	600	9,357	9,957	(1,051)	(4)
Olive Branch	MS	3/11/2013	—	2,250	18,891	35	2,250	18,926	21,176	(1,950)	(4)
Garland	TX	3/19/2013	—	2,200	6,081	1,109	2,200	7,190	9,390	(1,466)	(4)
East Brunswick	NJ	3/28/2013	—	5,700	4,626	139	5,700	4,765	10,465	(794)	(4)
Atlanta	GA	5/6/2013	—	1,700	4,949	(261)	1,700	4,688	6,388	(662)	(4)
Bellmawr	NJ	5/30/2013	—	540	2,992	(90)	540	2,902	3,442	(297)	(4)
Hialeah Gardens	FL	5/31/2013	—	4,839	1,437	19,996	4,839	21,433	26,272	(1,340)	(4)
Deer Park	NY	6/18/2013	—	1,596	1,926	—	1,596	1,926	3,522	(511)	(4)
Elkridge	MD	6/19/2013	—	2,589	3,034	—	2,589	3,034	5,623	(707)	(4)
Houston	TX	6/26/2013	—	3,251	2,650	134	3,251	2,784	6,035	(1,267)	(4)
Orlando	FL	6/26/2013	—	1,644	2,904	—	1,644	2,904	4,548	(826)	(4)
Hutchins	TX	6/27/2013	24,431	10,867	40,104	—	10,867	40,104	50,971	(9,038)	(4)
Swedesboro	NJ	6/28/2013	—	1,070	9,603	—	1,070	9,603	10,673	(987)	(4)
Atlanta	GA	8/22/2013	—	224	3,150	—	224	3,150	3,374	(855)	(4)
Manassas	VA	9/5/2013	—	890	2,796	—	890	2,796	3,686	(309)	(4)
Manassas	VA	9/5/2013	—	546	3,401	—	546	3,401	3,947	(367)	(4)
Yuma	AZ	10/1/2013	11,944	1,897	16,275	18	1,897	16,293	18,190	(2,166)	(4)
Austin	TX	10/23/2013	—	1,017	6,527	—	1,017	6,527	7,544	(783)	(4)
Galesburg	IL	11/15/2013	—	300	903	—	300	903	1,203	(126)	(4)
Lawrence	IN	11/15/2013	20,145	2,168	27,485	(37)	2,168	27,448	29,616	(2,869)	(4)
Peru	IL	11/15/2013	—	869	4,438	—	869	4,438	5,307	(495)	(4)
Waco	TX	11/21/2013	15,061	1,615	17,940	—	1,615	17,940	19,555	(1,676)	(4)
Chicago	IL	11/22/2013	—	3,070	1,983	25	3,070	2,008	5,078	(451)	(4)

Gramercy Property Trust
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs(2)			Gross Amount at Which Carried December 31, 2016
City	State	Acquisition Date	Encumbrances at December 31, 2016(1)	Land	Building and Improvements	Work in Progress and Costs Capitalized Subsequent To Acquisition	Land	Building and Improvements	Total(3)	Accumulated Depreciation December 31, 2016	Average Depreciable Life
Allentown	PA	12/23/2013	22,965	4,767	25,468	—	4,767	25,468	30,235	(3,461)	(4)
Vernon	CA	12/30/2013	—	5,400	9,420	—	5,400	9,420	14,820	(962)	(4)
Des Plaines	IL	2/28/2014	2,439	1,512	3,720	—	1,512	3,720	5,232	(621)	(4)
Elgin	IL	4/23/2014	—	1,675	4,712	—	1,675	4,712	6,387	(395)	(4)
Harrisburg	PA	5/1/2014	—	1,896	5,689	—	1,896	5,689	7,585	(719)	(4)
Elk Grove Village	IL	5/20/2014	—	5,876	12,618	—	5,876	12,618	18,494	(1,234)	(4)
Tampa	FL	5/29/2014	—	1,839	6,589	—	1,839	6,589	8,428	(758)	(4)
Ames	IA	7/31/2014	16,544	2,650	20,364	—	2,650	20,364	23,014	(2,064)	(4)
Buford	GA	7/31/2014	15,724	3,495	19,452	—	3,495	19,452	22,947	(1,894)	(4)
Wilson	NC	7/31/2014	—	633	14,073	48	633	14,121	14,754	(1,224)	(4)
Arlington Heights	IL	8/19/2014	—	2,205	14,595	—	2,205	14,595	16,800	(1,248)	(4)
Medley	FL	8/27/2014	—	7,503	624	(381)	7,503	243	7,746	(27)	(4)
Medley	FL	8/27/2014	—	3,300	141	(100)	3,300	41	3,341	(10)	(4)
Medley	FL	8/27/2014	—	4,622	386	(113)	4,622	273	4,895	(33)	(4)
Santa Clara	CA	9/11/2014	—	16,670	1,920	—	16,670	1,920	18,590	(432)	(4)
Bloomingdale	IL	9/19/2014	—	1,118	5,150	—	1,118	5,150	6,268	(450)	(4)
Kenosha	WI	9/24/2014	—	1,530	7,383	—	1,530	7,383	8,913	(654)	(4)
Worcester	MA	9/24/2014	—	1,391	16,877	95	1,391	16,972	18,363	(1,415)	(4)
Miami	FL	10/24/2014	—	3,980	6,376	504	3,980	6,880	10,860	(612)	(4)
Morrow	GA	11/25/2014	—	656	5,490	—	656	5,490	6,146	(782)	(4)
Puyallup	WA	12/2/2014	—	2,825	6,584	—	2,825	6,584	9,409	(605)	(4)
Lewisville	TX	12/4/2014	—	1,287	4,500	—	1,287	4,500	5,787	(455)	(4)
Rolling Meadows	IL	12/4/2014	—	3,240	6,705	—	3,240	6,705	9,945	(397)	(4)
Groveport	OH	12/4/2014	—	785	5,437	—	785	5,437	6,222	(443)	(4)
Midway	GA	12/8/2014	—	2,465	15,698	—	2,465	15,698	18,163	(1,144)	(4)

Gramercy Property Trust
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs(2)			Gross Amount at Which Carried December 31, 2016
City	State	Acquisition Date	Encumbrances at December 31, 2016(1)	Land	Building and Improvements	Work in Progress and Costs Capitalized Subsequent To Acquisition	Land	Building and Improvements	Total(3)	Accumulated Depreciation December 31, 2016	Average Depreciable Life
Buffalo Grove	IL	12/18/2014	—	1,055	3,079	—	1,055	3,079	4,134	(250)	(4)
Burr Ridge	IL	12/18/2014	—	1,230	2,608	—	1,230	2,608	3,838	(201)	(4)
Hamlet	NC	12/19/2014	—	292	10,418	—	292	10,418	10,710	(692)	(4)
Downers Grove	IL	12/23/2014	—	1,414	8,426	—	1,414	8,426	9,840	(643)	(4)
Bolingbrook	IL	12/23/2014	—	2,257	10,375	—	2,257	10,375	12,632	(776)	(4)
St Louis	MO	1/6/2015	—	1,398	7,502	390	1,398	7,892	9,290	(552)	(4)
Cinnaminson	NJ	1/9/2015	—	2,149	22,035	—	2,149	22,035	24,184	(2,208)	(4)
Milford	CT	2/2/2015	—	465	5,271	—	465	5,271	5,736	(372)	(4)
Sussex	WI	2/13/2015	—	1,806	5,441	—	1,806	5,441	7,247	(876)	(4)
Milwaukee	WI	2/13/2015	—	601	3,640	—	601	3,640	4,241	(709)	(4)
Oak Creek	WI	2/13/2015	—	969	5,058	—	969	5,058	6,027	(656)	(4)
Kent	WA	3/5/2015	—	4,919	11,928	268	4,919	12,196	17,115	(879)	(4)
San Jose	CA	3/9/2015	—	11,466	26,229	502	11,466	26,731	38,197	(1,495)	(4)
El Segundo	CA	3/11/2015	—	7,412	43,403	—	7,412	43,403	50,815	(2,033)	(4)
Richfield	OH	3/11/2015	—	522	24,230	—	522	24,230	24,752	(1,465)	(4)
Richardson	TX	3/11/2015	—	1,360	7,619	987	1,360	8,606	9,966	(678)	(4)
Houston	TX	3/11/2015	—	6,628	35,637	—	6,628	35,637	42,265	(2,264)	(4)
Aurora	CO	3/11/2015	—	453	5,363	—	453	5,363	5,816	(347)	(4)
Dixon	IL	3/11/2015	—	1,078	18,413	—	1,078	18,413	19,491	(1,464)	(4)
Oswego	IL	3/26/2015	—	767	3,167	309	767	3,476	4,243	(391)	(4)
Obetz	OH	4/10/2015	—	1,955	19,381	225	1,955	19,606	21,561	(1,062)	(4)
Auburn	WA	5/7/2015	—	2,543	9,121	—	2,543	9,121	11,664	(541)	(4)
Fairfield	CA	5/7/2015	—	949	2,205	—	949	2,205	3,154	(120)	(4)
San Bernardino	CA	5/7/2015	—	2,308	7,613	—	2,308	7,613	9,921	(414)	(4)
Orlando	FL	6/10/2015	—	1,658	5,412	79	1,658	5,491	7,149	(352)	(4)

Gramercy Property Trust
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs(2)			Gross Amount at Which Carried December 31, 2016
City	State	Acquisition Date	Encumbrances at December 31, 2016(1)	Land	Building and Improvements	Work in Progress and Costs Capitalized Subsequent To Acquisition	Land	Building and Improvements	Total(3)	Accumulated Depreciation December 31, 2016	Average Depreciable Life
Orlando	FL	6/10/2015	—	1,756	4,346	107	1,756	4,453	6,209	(370)	(4)
Vernon	CA	7/6/2015	—	7,813	14,428	—	7,813	14,428	22,241	(659)	(4)
Philadelphia	PA	7/21/2015	12,166	3,986	17,963	—	3,986	17,963	21,949	(760)	(4)
Fridley	MN	7/22/2015	—	5,229	29,754	321	5,229	30,075	35,304	(2,284)	(4)
Pinellas Park	FL	9/25/2015	—	2,260	8,891	—	2,260	8,891	11,151	(295)	(4)
Norcross	GA	11/24/2015	—	1,079	5,437	—	1,079	5,437	6,516	(229)	(4)
Norcross	GA	11/24/2015	—	878	2,867	38	878	2,905	3,783	(142)	(4)
Richardson	TX	12/18/2015	—	900	7,810	—	900	7,810	8,710	(260)	(4)
Allen	TX	12/18/2015	—	724	5,334	—	724	5,334	6,058	(172)	(4)
Richardson	TX	12/18/2015	—	566	2,871	—	566	2,871	3,437	(108)	(4)
Bolingbrook	IL	12/18/2015	—	2,481	15,082	—	2,481	15,082	17,563	(552)	(4)
Spartanburg	SC	12/18/2015	6,937	646	9,565	—	646	9,565	10,211	(580)	(4)
Spartanburg	SC	12/18/2015	1,054	166	3,174	12	166	3,186	3,352	(148)	(4)
Spartanburg	SC	12/18/2015	—	215	3,304	—	215	3,304	3,519	(170)	(4)
Spartanburg	SC	12/18/2015	—	453	1,775	—	453	1,775	2,228	(105)	(4)
Goose Creek	SC	12/18/2015	1,010	1,486	6,902	—	1,486	6,902	8,388	(380)	(4)
Goose Creek	SC	12/18/2015	1,014	713	4,274	—	713	4,274	4,987	(195)	(4)
Goose Creek	SC	12/18/2015	—	322	3,244	—	322	3,244	3,566	(126)	(4)
Goose Creek	SC	12/18/2015	7,180	1,137	13,740	—	1,137	13,740	14,877	(567)	(4)
Summerville	SC	12/18/2015	—	474	16,766	—	474	16,766	17,240	(867)	(4)
Moncks Corner	SC	12/18/2015	1,019	585	1,796	—	585	1,796	2,381	(143)	(4)
Orangeburg	SC	12/18/2015	1,037	493	3,519	24	493	3,543	4,036	(174)	(4)
Kings Mountain	NC	12/18/2015	884	256	3,336	517	256	3,853	4,109	(132)	(4)
Kings Mountain	NC	12/18/2015	2,293	440	9,308	—	440	9,308	9,748	(399)	(4)
Winston-Salem	NC	12/18/2015	1,452	910	3,579	—	910	3,579	4,489	(213)	(4)

Gramercy Property Trust
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs(2)			Gross Amount at Which Carried December 31, 2016
City	State	Acquisition Date	Encumbrances at December 31, 2016(1)	Land	Building and Improvements	Work in Progress and Costs Capitalized Subsequent To Acquisition	Land	Building and Improvements	Total(3)	Accumulated Depreciation December 31, 2016	Average Depreciable Life
Winston-Salem	NC	12/18/2015	4,393	1,691	11,468	—	1,691	11,468	13,159	(457)	(4)
Spartanburg	SC	12/18/2015	—	170	1,519	—	170	1,519	1,689	(95)	(4)
Spartanburg	SC	12/18/2015	—	194	3,251	—	194	3,251	3,445	(170)	(4)
Spartanburg	SC	12/18/2015	—	260	2,934	4,301	260	7,235	7,495	(220)	(4)
Spartanburg	SC	12/18/2015	—	293	6,205	—	293	6,205	6,498	(297)	(4)
Duncan	SC	12/18/2015	—	329	4,033	—	329	4,033	4,362	(265)	(4)
Duncan	SC	12/18/2015	—	182	622	—	182	622	804	(61)	(4)
Duncan	SC	12/18/2015	—	347	2,216	260	347	2,476	2,823	(229)	(4)
Spartanburg	SC	12/18/2015	—	90	480	—	90	480	570	(42)	(4)
Duncan	SC	12/18/2015	—	172	1,912	—	172	1,912	2,084	(111)	(4)
Spartanburg	SC	12/18/2015	—	497	3,916	—	497	3,916	4,413	(602)	(4)
Spartanburg	SC	12/18/2015	—	112	1,887	—	112	1,887	1,999	(135)	(4)
Duncan	SC	12/18/2015	—	451	2,394	—	451	2,394	2,845	(165)	(4)
Duncan	SC	12/18/2015	—	586	2,471	—	586	2,471	3,057	(115)	(4)
Kings Mountain	NC	12/18/2015	—	1,107	17,664	—	1,107	17,664	18,771	(696)	(4)
Rogers	MN	12/18/2015	—	1,185	14,510	—	1,185	14,510	15,695	(619)	(4)
Bellingham	MA	12/18/2015	—	1,366	15,037	—	1,366	15,037	16,403	(587)	(4)
Jacksonville	FL	12/18/2015	—	2,865	29,096	—	2,865	29,096	31,961	(1,320)	(4)
Fort Worth	TX	12/18/2015	9,690	2,772	24,789	—	2,772	24,789	27,561	(828)	(4)
Hebron	KY	12/18/2015	6,721	1,646	7,106	—	1,646	7,106	8,752	(399)	(4)
Elkton	FL	12/18/2015	6,961	1,797	16,688	—	1,797	16,688	18,485	(627)	(4)
Tolleson	AZ	12/18/2015	4,186	1,584	10,252	429	1,584	10,681	12,265	(484)	(4)
Wilmer	TX	12/18/2015	—	1,262	51,903	—	1,262	51,903	53,165	(1,715)	(4)
Aurora	CO	12/18/2015	—	1,979	26,637	238	1,979	26,875	28,854	(867)	(4)
University Park	IL	12/18/2015	—	1,454	69,921	—	1,454	69,921	71,375	(2,233)	(4)

Gramercy Property Trust
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs(2)			Gross Amount at Which Carried December 31, 2016
City	State	Acquisition Date	Encumbrances at December 31, 2016(1)	Land	Building and Improvements	Work in Progress and Costs Capitalized Subsequent To Acquisition	Land	Building and Improvements	Total(3)	Accumulated Depreciation December 31, 2016	Average Depreciable Life
Olathe	KS	12/18/2015	—	2,990	53,531	—	2,990	53,531	56,521	(1,866)	(4)
Rogers	MN	12/18/2015	6,096	886	15,838	247	886	16,085	16,971	(538)	(4)
Belcamp	MD	12/18/2015	—	6,490	54,200	—	6,490	54,200	60,690	(2,132)	(4)
Belcamp	MD	12/18/2015	—	2,200	1,454	—	2,200	1,454	3,654	(142)	(4)
Aberdeen	MD	12/18/2015	—	3,735	40,396	—	3,735	40,396	44,131	(1,359)	(4)
Spartanburg	SC	12/18/2015	—	1,414	7,246	—	1,414	7,246	8,660	(407)	(4)
Plainfield	IN	12/18/2015	—	3,633	29,264	—	3,633	29,264	32,897	(1,058)	(4)
Hawthorne	CA	12/18/2015	19,399	20,361	33,831	—	20,361	33,831	54,192	(1,447)	(4)
Sauget	IL	12/18/2015	—	841	18,176	—	841	18,176	19,017	(885)	(4)
Pittston	PA	12/18/2015	—	1,966	44,037	—	1,966	44,037	46,003	(1,512)	(4)
Hazelton	PA	12/18/2015	—	2,421	37,291	1,862	2,421	39,153	41,574	(1,457)	(4)
Pittston	PA	12/18/2015	—	616	10,045	—	616	10,045	10,661	(375)	(4)
Jessup	PA	12/18/2015	—	956	8,979	66	956	9,045	10,001	(373)	(4)
Round Rock	TX	12/21/2015	—	1,820	6,127	15,025	1,820	21,152	22,972	(202)	(4)
Hackettstown	NJ	12/22/2015	9,338	2,260	10,985	—	2,260	10,985	13,245	(380)	(4)
Nashville	TN	12/24/2015	—	1,015	3,868	—	1,015	3,868	4,883	(214)	(4)
La Vergne	TN	12/24/2015	—	1,140	6,117	—	1,140	6,117	7,257	(295)	(4)
Bedford Park	IL	1/28/2016	—	2,210	10,127	—	2,210	10,127	12,337	(321)	(4)
Moselle	MS	1/28/2016	—	270	3,267	—	270	3,267	3,537	(136)	(4)
Indianapolis	IN	2/22/2016	—	2,726	27,795	4	2,726	27,799	30,525	(626)	(4)
Bridgeview	IL	4/26/2016	6,460	2,348	17,342	—	2,348	17,342	19,690	(413)	(4)
New Braunfels	TX	4/26/2016	—	1,040	2,364	—	1,040	2,364	3,404	(84)	(4)
Auburndale	FL	4/26/2016	1,772	431	2,879	—	431	2,879	3,310	(281)	(4)
Salem	VA	4/26/2016	1,714	235	2,862	—	235	2,862	3,097	(120)	(4)
Santa Fe Springs	CA	4/26/2016	4,168	10,578	7,949	—	10,578	7,949	18,527	(206)	(4)

Gramercy Property Trust
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs(2)			Gross Amount at Which Carried December 31, 2016
City	State	Acquisition Date	Encumbrances at December 31, 2016(1)	Land	Building and Improvements	Work in Progress and Costs Capitalized Subsequent To Acquisition	Land	Building and Improvements	Total(3)	Accumulated Depreciation December 31, 2016	Average Depreciable Life
Etobicoke	CAN	4/26/2016	5,046	4,716	2,554	—	4,716	2,554	7,270	(212)	(4)
Rexdale	CAN	4/26/2016	2,732	1,615	2,283	—	1,615	2,283	3,898	(112)	(4)
Baltimore	MD	4/26/2016	6,202	2,315	6,386	—	2,315	6,386	8,701	(307)	(4)
Elizabeth	NJ	4/26/2016	2,585	2,624	1,396	—	2,624	1,396	4,020	(66)	(4)
Monroe Twp	NJ	4/26/2016	2,513	935	2,483	—	935	2,483	3,418	(79)	(4)
Santa Ana	CA	4/26/2016	5,932	9,262	2,213	—	9,262	2,213	11,475	(146)	(4)
Tracy	CA	4/26/2016	6,434	1,696	6,986	—	1,696	6,986	8,682	(365)	(4)
Deerfield Beach	FL	5/2/2016	—	11,228	8,141	—	11,228	8,141	19,369	(314)	(4)
Belcamp	MD	5/5/2016	—	2,748	17,935	52	2,748	17,987	20,735	(367)	(4)
Curtis Bay	MD	5/5/2016	—	3,773	19,787	—	3,773	19,787	23,560	(409)	(4)
Hagerstown	MD	5/5/2016	—	3,699	28,042	—	3,699	28,042	31,741	(602)	(4)
Miami	FL	5/16/2016	—	2,700	6,386	—	2,700	6,386	9,086	(139)	(4)
Romeoville	IL	6/16/2016	—	5,400	24,021	—	5,400	24,021	29,421	(413)	(4)
Ball Ground	GA	6/28/2016	—	576	7,397	—	576	7,397	7,973	(103)	(4)
Lake Zurich	IL	6/29/2016	—	2,571	8,278	—	2,571	8,278	10,849	(159)	(4)
Whitestown	IN	6/30/2016	—	2,158	68,643	—	2,158	68,643	70,801	(1,009)	(4)
Jacksonville	FL	6/30/2016	—	5,686	32,009	—	5,686	32,009	37,695	(613)	(4)
Wilmer	TX	6/30/2016	—	986	38,800	—	986	38,800	39,786	(600)	(4)
West Jefferson	OH	6/30/2016	—	2,205	50,853	—	2,205	50,853	53,058	(1,039)	(4)
Tampa	FL	6/30/2016	—	1,202	9,536	—	1,202	9,536	10,738	(169)	(4)
Houston	TX	7/14/2016	—	2,294	615	—	2,294	615	2,909	(84)	(4)
Houston	TX	7/14/2016	—	2,466	1,053	—	2,466	1,053	3,519	(100)	(4)
Fridley	MN	7/20/2016	—	1,380	14,231	—	1,380	14,231	15,611	(177)	(4)
Largo	FL	7/26/2016	—	1,318	1,351	—	1,318	1,351	2,669	(54)	(4)
Littleton	MA	8/10/2016	—	5,292	31,268	—	5,292	31,268	36,560	(407)	(4)

Gramercy Property Trust
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs(2)			Gross Amount at Which Carried December 31, 2016
City	State	Acquisition Date	Encumbrances at December 31, 2016(1)	Land	Building and Improvements	Work in Progress and Costs Capitalized Subsequent To Acquisition	Land	Building and Improvements	Total(3)	Accumulated Depreciation December 31, 2016	Average Depreciable Life
Byhalia	MS	8/15/2016	—	1,662	23,353	—	1,662	23,353	25,015	(290)	(4)
McCook	IL	8/19/2016	—	5,988	30,526	—	5,988	30,526	36,514	(303)	(4)
Hanover Park	IL	8/29/2016	—	2,932	14,809	—	2,932	14,809	17,741	(184)	(4)
Durham	NC	9/8/2016	—	925	8,543	—	925	8,543	9,468	(82)	(4)
Santa Fe Springs	CA	9/9/2016	—	1,616	4,162	—	1,616	4,162	5,778	(40)	(4)
Santa Fe Springs	CA	9/9/2016	—	1,372	1,063	—	1,372	1,063	2,435	(19)	(4)
Santa Fe Springs	CA	9/9/2016	—	8,655	8,689	—	8,655	8,689	17,344	(138)	(4)
Anaheim	CA	9/23/2016	—	9,601	14,432	—	9,601	14,432	24,033	(122)	(4)
Fulton	GA	9/23/2016	—	1,166	4,766	—	1,166	4,766	5,932	(61)	(4)
Fulton	GA	9/23/2016	—	862	2,981	—	862	2,981	3,843	(41)	(4)
Summerville	SC	9/29/2016	—	3,154	129	1,938	3,154	2,067	5,221	—	(4)
Anaheim	CA	10/3/2016	—	4,059	4,045	—	4,059	4,045	8,104	(45)	(4)
Naperville	IL	10/5/2016	—	4,960	24,014	—	4,960	24,014	28,974	(253)	(4)
Henderson	NV	10/6/2016	—	3,947	18,749	—	3,947	18,749	22,696	(137)	(4)
Black Creek	GA	10/11/2016	—	2,210	27,074	—	2,210	27,074	29,284	(213)	(4)
Montgomery	NY	10/13/2016	—	4,310	17,912	3	4,310	17,915	22,225	(182)	(4)
Oakland	CA	10/14/2016	—	4,957	5,279	402	4,957	5,681	10,638	(58)	(4)
Elkridge	MD	11/22/2016	—	2,509	2,345	—	2,509	2,345	4,854	(14)	(4)
Commerce City	CO	11/29/2016	—	3,141	7,693	—	3,141	7,693	10,834	(31)	(4)
West Chester	OH	12/9/2016	—	680	7,864	—	680	7,864	8,544	(19)	(4)
Swedesboro	NJ	12/9/2016	—	3,180	10,829	—	3,180	10,829	14,009	(25)	(4)
Southaven	MS	12/15/2016	17,668	1,463	26,630	—	1,463	26,630	28,093	(45)	(4)
Southaven	MS	12/15/2016	8,696	1,026	15,272	—	1,026	15,272	16,298	(26)	(4)
Memphis	TN	12/15/2016	11,464	2,267	31,266	—	2,267	31,266	33,533	(51)	(4)
Memphis	TN	12/15/2016	7,427	1,759	18,021	—	1,759	18,021	19,780	(35)	(4)

Gramercy Property Trust
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs(2)			Gross Amount at Which Carried December 31, 2016
City	State	Acquisition Date	Encumbrances at December 31, 2016(1)	Land	Building and Improvements	Work in Progress and Costs Capitalized Subsequent To Acquisition	Land	Building and Improvements	Total(3)	Accumulated Depreciation December 31, 2016	Average Depreciable Life
McDonough	GA	12/15/2016	12,719	3,142	23,633	—	3,142	23,633	26,775	(40)	(4)
Fairburn	GA	12/15/2016	—	5,360	57,616	—	5,360	57,616	62,976	(82)	(4)
Plainfield	IN	12/15/2016	14,277	4,380	27,012	—	4,380	27,012	31,392	(50)	(4)
Plainfield	IN	12/15/2016	10,664	2,361	21,362	—	2,361	21,362	23,723	(37)	(4)
West Chester	OH	12/15/2016	12,130	1,896	17,433	—	1,896	17,433	19,329	(31)	(4)
West Chester	OH	12/15/2016	7,741	1,636	12,275	—	1,636	12,275	13,911	(21)	(4)
Walton	KY	12/15/2016	14,764	2,327	23,802	—	2,327	23,802	26,129	(39)	(4)
Summerville	SC	12/15/2016	25,040	6,445	46,323	—	6,445	46,323	52,768	(64)	(4)
Fairfield	CA	12/15/2016	18,665	9,935	33,960	—	9,935	33,960	43,895	(66)	(4)
Irving	TX	12/15/2016	16,107	—	31,639	—	—	31,639	31,639	(44)	(4)
Woodland	CA	12/15/2016	3,654	2,056	10,239	—	2,056	10,239	12,295	(22)	(4)
Woodland	CA	12/15/2016	3,659	2,136	10,304	—	2,136	10,304	12,440	(23)	(4)
Jacksonville	FL	12/15/2016	10,162	2,453	17,590	—	2,453	17,590	20,043	(36)	(4)
York	PA	12/20/2016	—	1,330	5,416	—	1,330	5,416	6,746	—	(4)
Alpharetta	GA	12/28/2016	—	1,620	7,488	—	1,620	7,488	9,108	—	(4)
Office Properties
St. Louis	MO	5/15/2014	—	1,085	771	303	1,085	1,074	2,159	(397)	(4)
Nashville	TN	5/20/2014	—	2,995	8,879	—	2,995	8,879	11,874	(732)	(4)
Phoenix	AZ	6/9/2014	—	—	6,206	219	—	6,425	6,425	(629)	(4)
Phoenix	AZ	6/9/2014	—	—	14,605	95	—	14,700	14,700	(1,614)	(4)
Phoenix	AZ	6/9/2014	—	—	6,834	114	—	6,948	6,948	(662)	(4)
Phoenix	AZ	6/9/2014	—	—	6,202	114	—	6,316	6,316	(612)	(4)
Mesa	AZ	6/9/2014	—	796	2,411	—	796	2,411	3,207	(305)	(4)
Phoenix	AZ	6/9/2014	—	—	11,206	—	—	11,206	11,206	(1,198)	(4)
Escondido	CA	6/9/2014	—	1,718	2,961	—	1,718	2,961	4,679	(350)	(4)
Fresno	CA	6/9/2014	—	664	1,878	—	664	1,878	2,542	(224)	(4)

Gramercy Property Trust
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs(2)			Gross Amount at Which Carried December 31, 2016
City	State	Acquisition Date	Encumbrances at December 31, 2016(1)	Land	Building and Improvements	Work in Progress and Costs Capitalized Subsequent To Acquisition	Land	Building and Improvements	Total(3)	Accumulated Depreciation December 31, 2016	Average Depreciable Life
Glendale	CA	6/9/2014	—	4,582	7,583	—	4,582	7,583	12,165	(794)	(4)
Ontario	CA	6/9/2014	—	2,767	4,299	36	2,767	4,335	7,102	(525)	(4)
Newport Beach	CA	6/9/2014	—	1,818	4,315	—	1,818	4,315	6,133	(431)	(4)
Sacramento	CA	6/9/2014	—	924	3,710	—	924	3,710	4,634	(378)	(4)
Sacramento	CA	6/9/2014	—	568	2,619	—	568	2,619	3,187	(270)	(4)
Pomona	CA	6/9/2014	—	928	5,518	—	928	5,518	6,446	(622)	(4)
Riverside	CA	6/9/2014	—	2,446	6,808	85	2,446	6,893	9,339	(759)	(4)
San Bernadino	CA	6/9/2014	—	591	8,840	72	591	8,912	9,503	(858)	(4)
Sunnyvale	CA	6/9/2014	—	6,903	5,574	—	6,903	5,574	12,477	(657)	(4)
Tampa	FL	6/9/2014	—	4,266	3,799	165	4,266	3,964	8,230	(537)	(4)
Jacksonville	FL	6/9/2014	—	5,953	28,118	2,269	5,953	30,387	36,340	(2,955)	(4)
Jacksonville	FL	6/9/2014	—	3,180	9,936	2,970	3,180	12,906	16,086	(1,105)	(4)
Jacksonville	FL	6/9/2014	—	3,100	10,959	3,067	3,100	14,026	17,126	(1,158)	(4)
Jacksonville	FL	6/9/2014	—	4,754	16,893	3,293	4,754	20,186	24,940	(1,840)	(4)
Jacksonville	FL	6/9/2014	—	3,168	10,835	2,754	3,168	13,589	16,757	(1,077)	(4)
Jacksonville	FL	6/9/2014	—	7,844	27,974	124	7,844	28,098	35,942	(2,816)	(4)
Jacksonville	FL	6/9/2014	—	3,212	11,324	1,976	3,212	13,300	16,512	(1,171)	(4)
Jacksonville	FL	6/9/2014	—	555	1,583	9	555	1,592	2,147	(220)	(4)
Jacksonville	FL	6/9/2014	—	118	450	2	118	452	570	(48)	(4)
Jacksonville	FL	6/9/2014	—	598	1,607	9	598	1,616	2,214	(206)	(4)
Port Charlotte	FL	6/9/2014	—	956	2,167	18	956	2,185	3,141	(295)	(4)
Miami Lakes	FL	6/9/2014	—	8,439	13,078	242	8,439	13,320	21,759	(1,631)	(4)
Tampa	FL	6/9/2014	—	2,534	3,493	—	2,534	3,493	6,027	(393)	(4)
Savannah	GA	6/9/2014	—	1,006	3,828	172	1,006	4,000	5,006	(374)	(4)
Overland Park	KS	6/9/2014	—	547	3,384	—	547	3,384	3,931	(368)	(4)

Gramercy Property Trust
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs(2)			Gross Amount at Which Carried December 31, 2016
City	State	Acquisition Date	Encumbrances at December 31, 2016(1)	Land	Building and Improvements	Work in Progress and Costs Capitalized Subsequent To Acquisition	Land	Building and Improvements	Total(3)	Accumulated Depreciation December 31, 2016	Average Depreciable Life
Annapolis	MD	6/9/2014	—	779	3,623	—	779	3,623	4,402	(337)	(4)
Springfield	MO	6/9/2014	—	1,211	2,154	124	1,211	2,278	3,489	(247)	(4)
Carrollton	TX	6/9/2014	—	1,476	2,494	—	1,476	2,494	3,970	(308)	(4)
Houston	TX	6/9/2014	—	1,000	5,284	92	1,000	5,376	6,376	(560)	(4)
Mission	TX	6/9/2014	—	614	1,342	35	614	1,377	1,991	(213)	(4)
Spokane	WA	6/9/2014	—	696	2,897	—	696	2,897	3,593	(1,180)	(4)
Malvern	PA	6/30/2014	—	2,085	21,494	—	2,085	21,494	23,579	(1,979)	(4)
Parsippany	NJ	9/30/2014	—	2,133	4,108	127	2,133	4,235	6,368	(441)	(4)
Charlotte	NC	2/3/2015	—	1,944	12,613	—	1,944	12,613	14,557	(717)	(4)
Irving	TX	3/11/2015	—	4,260	47,397	166	4,260	47,563	51,823	(2,364)	(4)
Parsippany	NJ	3/11/2015	—	5,215	39,985	—	5,215	39,985	45,200	(2,277)	(4)
Plantation	FL	3/11/2015	—	12,721	32,270	—	12,721	32,270	44,991	(1,920)	(4)
Commerce	CA	3/11/2015	—	5,112	14,910	—	5,112	14,910	20,022	(810)	(4)
Redondo Beach	CA	3/11/2015	—	8,520	17,946	1,235	8,520	19,181	27,701	(1,187)	(4)
Houston	TX	12/18/2015	—	4,854	24,924	9	4,854	24,933	29,787	(707)	(4)
Chantilly	VA	12/18/2015	—	1,730	12,265	—	1,730	12,265	13,995	(403)	(4)
Chantilly	VA	12/18/2015	—	1,132	9,015	18	1,132	9,033	10,165	(279)	(4)
Woodcliff Lake	NJ	12/18/2015	36,038	4,175	22,499	—	4,175	22,499	26,674	(730)	(4)
Deerfield	IL	12/18/2015	11,202	2,218	10,026	—	2,218	10,026	12,244	(316)	(4)
Parsippany	NJ	12/18/2015	—	3,318	31,682	—	3,318	31,682	35,000	(990)	(4)
Phoenix	AZ	12/18/2015	—	—	48,350	—	—	48,350	48,350	(1,477)	(4)
Philadelphia	PA	12/18/2015	—	6,216	65,818	—	6,216	65,818	72,034	(2,002)	(4)
Raleigh	NC	12/18/2015	—	1,224	5,047	—	1,224	5,047	6,271	(169)	(4)
Raleigh	NC	12/18/2015	—	1,578	16,035	206	1,578	16,241	17,819	(463)	(4)
Raleigh	NC	12/18/2015	—	1,614	18,756	86	1,614	18,842	20,456	(535)	(4)

Gramercy Property Trust
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs(2)			Gross Amount at Which Carried December 31, 2016
City	State	Acquisition Date	Encumbrances at December 31, 2016(1)	Land	Building and Improvements	Work in Progress and Costs Capitalized Subsequent To Acquisition	Land	Building and Improvements	Total(3)	Accumulated Depreciation December 31, 2016	Average Depreciable Life
Coppell	TX	12/18/2015	—	8,246	27,631	1,221	8,246	28,852	37,098	(879)	(4)
Houston	TX	12/18/2015	—	3,833	22,934	12,846	3,833	35,780	39,613	(917)	(4)
Dublin	OH	12/18/2015	19,634	3,535	22,622	—	3,535	22,622	26,157	(836)	(4)
Columbus	OH	12/18/2015	5,909	2,043	9,169	—	2,043	9,169	11,212	(331)	(4)
Miramar	FL	12/18/2015	—	11,664	8,566	—	11,664	8,566	20,230	(449)	(4)
Miramar	FL	12/18/2015	—	6,510	19,697	106	6,510	19,803	26,313	(611)	(4)
Bloomington	MN	12/18/2015	—	4,036	24,122	2,578	4,036	26,700	30,736	(823)	(4)
Coventry	UK	12/18/2015	—	1,450	—	—	1,450	—	1,450	—	(4)
Summit	NJ	5/17/2016	—	2,516	—	—	2,516	—	2,516	—	(4)
Lake Forest	IL	6/30/2016	—	5,036	9,994	—	5,036	9,994	15,030	(157)	(4)
Emmaus	PA	6/6/2013	—	407	986	—	407	986	1,393	(187)	(4)
Calabash	NC	6/6/2013	—	187	290	—	187	290	477	(71)	(4)
Franklin Park	IL	11/21/2013	—	4,512	2,457	—	4,512	2,457	6,969	(409)	(4)
Long Beach	CA	6/9/2014	—	1,117	2,599	—	1,117	2,599	3,716	(265)	(4)
Bakersfield	CA	6/9/2014	—	503	2,670	—	503	2,670	3,173	(319)	(4)
Compton	CA	6/9/2014	—	2,368	1,639	—	2,368	1,639	4,007	(228)	(4)
El Segundo	CA	6/9/2014	—	2,812	1,879	—	2,812	1,879	4,691	(234)	(4)
Gardena	CA	6/9/2014	—	2,970	5,564	—	2,970	5,564	8,534	(629)	(4)
Los Angeles	CA	6/9/2014	—	1,403	3,128	—	1,403	3,128	4,531	(306)	(4)
Lynwood	CA	6/9/2014	—	1,652	1,834	57	1,652	1,891	3,543	(217)	(4)
North Hollywood	CA	6/9/2014	—	2,504	5,106	—	2,504	5,106	7,610	(506)	(4)
Los Angeles	CA	6/9/2014	—	1,146	1,909	62	1,146	1,971	3,117	(222)	(4)
Salinas	CA	6/9/2014	—	944	3,791	—	944	3,791	4,735	(428)	(4)
Santa Barbara	CA	6/9/2014	—	2,883	5,220	—	2,883	5,220	8,103	(503)	(4)
Santa Maria	CA	6/9/2014	—	1,458	4,703	—	1,458	4,703	6,161	(485)	(4)

Gramercy Property Trust
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs(2)			Gross Amount at Which Carried December 31, 2016
City	State	Acquisition Date	Encumbrances at December 31, 2016(1)	Land	Building and Improvements	Work in Progress and Costs Capitalized Subsequent To Acquisition	Land	Building and Improvements	Total(3)	Accumulated Depreciation December 31, 2016	Average Depreciable Life
Mission Hills	CA	6/9/2014	—	1,434	3,166	—	1,434	3,166	4,600	(325)	(4)
Bakersfield	CA	6/9/2014	—	1,035	2,617	—	1,035	2,617	3,652	(309)	(4)
Torrance	CA	6/9/2014	—	1,454	3,269	93	1,454	3,362	4,816	(328)	(4)
Ventura	CA	6/9/2014	—	2,444	3,534	—	2,444	3,534	5,978	(382)	(4)
Long Beach	CA	6/9/2014	—	1,272	2,533	—	1,272	2,533	3,805	(249)	(4)
Clearwater	FL	6/9/2014	—	1,389	3,354	—	1,389	3,354	4,743	(361)	(4)
Hialeah	FL	6/9/2014	—	2,615	2,410	—	2,615	2,410	5,025	(274)	(4)
Jacksonville	FL	6/9/2014	—	741	1,011	—	741	1,011	1,752	(141)	(4)
Baltimore	MD	6/9/2014	—	751	2,249	148	751	2,397	3,148	(290)	(4)
Richland	MO	6/9/2014	—	78	1,183	—	78	1,183	1,261	(156)	(4)
Springfield	MO	6/9/2014	—	—	2,432	—	—	2,432	2,432	(268)	(4)
Bellingham	WA	6/9/2014	—	1,663	2,702	—	1,663	2,702	4,365	(294)	(4)
Specialty Retail Properties
Reston	VA	6/10/2015	—	4,440	28,070	—	4,440	28,070	32,510	(1,186)	(4)
Colorado Springs	CO	6/10/2015	—	1,600	33,766	—	1,600	33,766	35,366	(1,407)	(4)
Mansfield	TX	6/10/2015	—	3,050	23,684	—	3,050	23,684	26,734	(1,001)	(4)
Canton	MI	6/10/2015	—	950	24,620	—	950	24,620	25,570	(1,073)	(4)
Collierville	TN	6/10/2015	—	2,950	24,161	—	2,950	24,161	27,111	(1,009)	(4)
Deerfield	OH	6/10/2015	—	3,620	20,880	—	3,620	20,880	24,500	(914)	(4)
Bixby	OK	6/10/2015	—	2,410	22,663	—	2,410	22,663	25,073	(951)	(4)
Centennial	CO	6/10/2015	—	2,400	29,043	—	2,400	29,043	31,443	(1,217)	(4)
Eden Prairie	MN	6/10/2015	—	2,290	20,549	—	2,290	20,549	22,839	(1,381)	(4)
Summit	NJ	5/17/2016	—	1,223	3,964	—	1,223	3,964	5,187	(67)	(4)
			$558,642	$805,264	$3,966,081	$87,044	$805,264	$4,053,125	$4,858,389	$(201,525)

(1)	Encumbrances represent balances at December 31, 2016 of mortgage notes payable that are collateralized by the property for which they are noted.

Gramercy Property Trust
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

(2)	Initial costs reflect adjustments recorded to finalize purchase price allocations.

(3)	The aggregate cost basis of land, building and improvements, before depreciation, for Federal income tax purposes at December 31, 2016 was $5,287,421 (unaudited).

(4)
The Company computes depreciation expense using the straight-line method over the shorter of the estimated useful life at acquisition of the capitalized item or 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests.

Gramercy Property Trust
SCHEDULE III
Rollforward
(In thousands)

Set forth below is a rollforward of the carrying values for the Company's real estate investments classified as held for investment:

	Year Ended December 31,
	2016	2015	2014
Investment in real estate:
Balance at beginning of year	$4,016,304	$1,067,620	$337,712
Improvements	51,427	22,734	15,202
Business acquisitions	1,407,171	3,018,585	714,706
Acquisitions designated as held for sale	28,611	348,582	—
Change in held for sale	(28,611)	(348,582)	—
Write-off of fully depreciated assets	(1,556)	(358)	—
Impairments	(11,195)	(356)	—
Property sales	(603,762)	(91,921)	—
Balance at end of year	$4,858,389	$4,016,304	$1,067,620
Accumulated depreciation:
Balance at beginning of year	$84,627	$27,598	$4,247
Depreciation expense	127,984	59,145	23,351
Write-off of fully depreciated assets	(1,556)	(358)	—
Change in held for sale	—	—	—
Property sales	(9,530)	(1,758)	—
Balance at end of year	$201,525	$84,627	$27,598

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the framework in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2016.
Our internal control over financial reporting during the year ended December 31, 2016 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, appearing on page 115, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

Part III

ITEM 10.	TRUSTEES, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2016 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2016, or the 2017 Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by Item 12 will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE
The information required by Item 13 will be set forth in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the 2017 Proxy Statement.

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
3.3
Articles of Amendment to the Declaration of Trust of Gramercy Property Trust, dated December 30, 2016, converting every three issued and outstanding common shares of beneficial interest, par value $0.01 per share, into one issued and outstanding common share of beneficial interest, par value $0.03 per share, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2017.

3.4
Articles of Amendment to the Declaration of Trust of Gramercy Property Trust, dated December 30, 2016, decreasing the par value of every common share of beneficial interest from $0.03 to $0.01 per share, incorporated by reference to Exhibit 3.2 of the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2017.

3.5
Articles of Amendment to the Declaration of Trust of Gramercy Property Trust, dated December 30, 2016, decreasing the number of authorized common shares of beneficial interest from 990 million to 490 million, incorporated by reference to Exhibit 3.3 of the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2017.

3.6
Articles Supplementary establishing and fixing the rights and preferences of the 7.125% Series A Cumulative Redeemable Preferred Shares, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2015.

3.7	Amended and Restated Bylaws of Gramercy Property Trust, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2016.
4.1	Form of Certificate for Common Shares, incorporated by reference to the Company’s Registration Statement on Form S-3 ASR, filed with the SEC on November 6, 2013.
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

Exhibit No.	Description

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

4.9
Note Purchase and Guarantee Agreement, dated as of December 17, 2015, among GPT Operating Partnership LLP, GPT Property Trust LP, Gramercy Property Trust, the purchasers party thereto, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on December 18, 2015.

4.10	We entered into Note Purchase and Guarantee Agreements with respect to the 2016 Senior Unsecured Notes and agree to furnish copies to the SEC upon request.
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

10.3
Fourth Amended and Restated Agreement of Limited Partnership of GPT Operating Partnership LP, dated as of April 29, 2016, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2016.

10.4
First Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of GPT Operating Partnership LP, dated as of September 29, 2016, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2016.

10.5
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of GPT Operating Partnership LP, dated as of December 30, 2016, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2017.

10.6
Form of Equity Distribution Agreement, dated as of January 6, 2017, by and among the Company, GPT Operating Partnership LP and each sales agent, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 6, 2017.

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

Exhibit No.	Description

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

10.21
First Amendment to Term Loan Agreement, dated as of January 19, 2016, among GPT Operating Partnership LP, GPT Property Trust LP, Gramercy Property Trust, the lenders party thereto, and Capital One, National Association, as administrative agent, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2016.

10.22
Second Amendment to Term Loan Agreement, dated as of March 24, 2016, among GPT Operating Partnership LP, GPT Property Trust LP, Gramercy Property Trust, the lenders party thereto, and Capital One, National Association, as administrative agent, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2016.

10.23
Revolving Credit and Term Loan Agreement, dated as of December 17, 2015, among GPT Operating Partnership LLP, GPT Property Trust LP, Gramercy Property Trust, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on December 18, 2015.

10.24
Amendment No. 1 to Revolving Credit and Term Loan Agreement, dated as of May 19, 2016, among the GPT Operating Partnership LP, GPT Property Trust LP, Gramercy Property Trust, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 4, 2016.

10.25
Agreement for Purchase and Sale of Real Estate, dated May 15, 2015, by and among GPT ML Owner 1 LLC, GPT ML Owner 2 LLC, GPT Summerlin Owner LLC, GPT Colorado Springs Owner LLC, GPT Reston Owner LLC and GPT Mansfield Owner LLC and LTF Holdings, Inc., incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015.

10.26
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

10.27
Letter Agreement, by and between Gramercy Property Trust Inc., GPT Property Trust LP and Gordon DuGan, dated July 1, 2015, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on July 1, 2015.

10.28
Letter Agreement, by and between Gramercy Property Trust Inc., GPT Property Trust LP and Benjamin Harris, dated July 1, 2015, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on July 1, 2015.

Exhibit No.	Description

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

10.32
First Amendment to the Contribution Agreement, by and between Duke Realty Limited Partnership, Duke/Hulfish LLC and CBRE Operating Partnership, L.P. dated September 12, 2008, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2008.

10.33
Shareholders' Agreement by and among Goodman Europe Development Trust, RT Princeton CE Holdings, LLC and Goodman Princeton Holdings (LUX) S.À R.L., dated June 10, 2010, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2010.

10.34
Shareholders' Agreement by and among Goodman Jersey Holdings Trust, RT Princeton UK Holdings, LLC and Goodman Princeton Holdings (Jersey) Limited, dated June 10, 2010, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 13, 2010.

10.35
Duke/Hulfish, LLC Amended and Restated Limited Liability Company Agreement, by and between CBRE Operating Partnership, L.P. and Duke Realty Limited Partnership, dated December 17, 2010 (Previously filed as Exhibit 10.3 to the Current Report on Form 8-K (File 000-53200) filed with the SEC on December 23, 2010 and incorporated herein by reference).

10.36
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

10.41
Amended and Restated Promissory Note, by and between RT 90 Hudson, LLC and Teachers Insurance and Annuity Association of America dated July 14, 2011 (Previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q (File 000-53200) filed with the SEC on August 15, 2011 and incorporated herein by reference).

10.42
Transition to Self-Management Agreement, by and among CB Richard Ellis Realty Trust, CBRE Operating Partnership, L.P., CBRE Global Investors, LLC and CBRE Advisors LLC, dated April 27, 2012 (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed with the SEC on April 30, 2012 and incorporated herein by reference).

Exhibit No.	Description

10.43
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

10.44
Equity Distribution Agreement, dated November 6, 2013, by and among the Company, CSP Operating Partnership, LP and Wells Fargo Securities, LLC, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on November 7, 2013.

10.45
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

10.48	Form of Amended and Restated Indemnification Agreement, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 3, 2014.
10.49
Agreement of Purchase and Sale by and among RT 90 Hudson, LLC, RT 90 Hudson Urban Renewal, LLC, SSC IV Investor, LLC and SSC V Investor, LLC, dated November 9 2015, as amended by the First Amendment to Agreement of Purchase and Sale dated January 15, 2016 and the Second Amendment to Agreement of Purchase and Sale dated February 22, 2016, filed herewith.

10.50
Agreement of Purchase and Sale by and among RT 70 Hudson, LLC, RT 70 Hudson Urban Renewal, LLC, SSC IV Investor, LLC and SSC V Investor, LLC, dated November 9 2015, as amended by the First Amendment to Agreement of Purchase and Sale dated January 15, 2016 and the Second Amendment to Agreement of Purchase and Sale dated February 22, 2016, filed herewith.

10.51
Amended and Restated 2004 Equity Incentive Plan, dated as of June 10, 2008, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.*

10.52
First Amendment to Amended and Restated 2004 Equity Incentive Plan, dated as of October 27, 2008, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 10, 2008.*

10.53	2008 Employee Stock Purchase Plan, incorporated by referenced to the Company’s Registration Statement on Form S-8 (333-149838), filed with the SEC on March 20, 2008.*
10.54	2012 Inducement Equity Incentive Plan, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*
10.55
Gramercy Property Trust Inc. Directors’ Deferral Program, incorporated by reference to the
Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005, filed with the SEC on August 4, 2005.*

10.56	Gramercy Property Trust Inc. Directors’ Deferral Program, amended and restated effective as of January 1, 2015, filed with the SEC on March 9, 2015. *
10.57
Form of Restricted Stock Unit Award Agreement of Gramercy Property Trust Inc., incorporated by reference to Gramercy Property Trust Inc.’s Annual Report on Form 10-K, filed with the SEC on March 9, 2015.*

10.58	Form of Restricted Stock Award Agreement of Gramercy Property Trust Inc., incorporated by reference to Gramercy Property Trust Inc.’s Annual Report on Form 10-K, filed with the SEC on March 9, 2015.*
10.59
Form of Option Award Agreement, incorporated by reference to Gramercy Property Trust Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.*

10.60
Form of Phantom Share Award Agreement, incorporated by reference to Gramercy Property Trust Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the SEC on March 17, 2008.*

10.61
Form of 2012 Long-Term Outperformance Plan Award Agreement, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, dated June 7, 2012, filed with the SEC on June 13, 2012.*

Exhibit No.	Description

10.62
Employment and Noncompetition Agreement, dated as of April 27, 2009, by and between GKK Manager LLC and Jon W. Clark, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on April 28, 2009.*

10.63
Amendment, dated as of January 1, 2012, by and between GKK Capital LP and Jon W. Clark, incorporated by reference to Gramercy Property Trust Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011, filed with the SEC on March 15, 2012.*

10.64
Employment and Noncompetition Agreement, dated as of June 7, 2012, by and between Gramercy Property Trust Inc. and Gordon DuGan, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*

10.65
Employment and Noncompetition Agreement, dated as of June 12, 2012, by and between Gramercy Property Trust Inc. and Benjamin P. Harris, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*

10.66
First Amendment, effective as of April 30, 2013, to the Employment and Noncompetition Agreement, dated July 1, 2012, as amended, by and between Gramercy Property Trust Inc. and Gordon F. DuGan, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on May 6, 2013.*

10.67	2013 Equity Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2013.*
10.68	2015 Equity Incentive Plan, incorporated by reference to Gramercy Property Trust Inc.’s Registration Statement on Form S-8, filed with the SEC on June 23, 2015.*
10.69	Form of Restricted Stock Award of Gramercy Property Trust Inc., incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on June 24, 2015.*
10.70	Form of Stock Award for Executives, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on June 24, 2015.*
10.71	Form of Stock Award for Employees, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015.*
10.72	Form of Non-Qualified Stock Option Award for Non-Employee Directors, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015.*
10.73	Form of Phantom Share Award for Non-Employee Directors, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015.*
10.74	Form of Liquidity Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 26, 2013.*
10.75	Form of Share Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 26, 2013. *
10.76
Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Jack A. Cuneo (Previously filed as Exhibit 10.1 to the Current Report on Form 8-K (File 000-53200) filed with the SEC on October 1, 2012 and incorporated herein by reference).*

10.77
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

10.79
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

10.81
First Amendment to Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Martin A. Reid, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 3, 2014.*

10.82
Second Amendment to Employment Agreement, dated May 8, 2015, by and among Chambers Street Properties, CSP Operating Partnership, LP and Martin A. Reid, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2015.*

10.83
Amended and Restated Severance Agreement, dated May 8, 2015, by and among Chambers Street Properties and Hugh S. O'Beirne, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2015.*

Exhibit No.	Description

10.84	Incentive Bonus Plan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2014.*
10.85	Form of Restricted Share Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2014.*
10.86	Form of Restricted Share Unit Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2014.*
10.87	Form of Restricted Share Unit Award Agreement for Non-Employee Trustees, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 9, 2015.*
10.88	Gramercy Property Trust 2016 Equity Incentive Plan, incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on April 29, 2016.*
10.89	Form of Restricted Share Award for Non-Employee Trustees, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2016.*
10.90	Form of LTIP Unit Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2016.*
10.91	Form of LTIP Restricted Share Unit Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2016.*
10.92	Form of LTIP Restricted Share Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2016.*
12.1	Computation of ratio of earnings to fixed charges and preferred shares dividend, filed herewith.
21.1	Subsidiaries of the Registrant, filed herewith.
23.1	Consent of Independent Registered Accounting Firm, filed herewith.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document, filed herewith.
101.SCH	XBRL Taxonomy Extension Schema, filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase, filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase, filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase, filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase, filed herewith.

*	This exhibit is a management contract or a compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GRAMERCY PROPERTY TRUST

Dated: March 1, 2017	By:/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Gordon F. DuGan Gordon F. DuGan	Chief Executive Officer, and Trustee (Principal Executive Officer)	March 1, 2017

/s/ Jon W. Clark Jon W. Clark	Chief Financial Officer, (Principal Financial and Accounting Officer)	March 1, 2017

/s/ Charles E. Black Charles E. Black	Non-Executive Chairman and Trustee	March 1, 2017

/s/ Allan J. Baum Allan J. Baum	Trustee	March 1, 2017

/s/ Z. Jamie Behar Z. Jamie Behar	Trustee	March 1, 2017

/s/ Thomas D. Eckert Thomas D. Eckert	Trustee	March 1, 2017

/s/ James L. Francis James L. Francis	Trustee	March 1, 2017

/s/ Gregory F. Hughes Gregory F. Hughes	Trustee	March 1, 2017

/s/ Jeffrey E. Kelter Jeffrey E. Kelter	Trustee	March 1, 2017

/s/ Louis P. Salvatore Louis P. Salvatore	Trustee	March 1, 2017