Form 10-Q
period 2017-03-31
Gramercy Property Trust
filed 2017-05-02
CIK 1297587

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
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
Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐	Emerging growth company ☐	(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒
The number of shares outstanding of the registrant’s common shares of beneficial interest, $0.01 par value, was 151,873,041 as of April 28, 2017.

GRAMERCY PROPERTY TRUST
FORM 10-Q

Gramercy Property Trust
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share and per share data)

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

	March 31, 2017	December 31, 2016
Assets:
Real estate investments, at cost:
Land	$804,044	$805,264
Building and improvements	4,108,891	4,053,125
Less: accumulated depreciation	(235,318)	(201,525)
Total real estate investments, net	4,677,617	4,656,864
Cash and cash equivalents	56,256	67,529
Restricted cash	13,101	12,904
Investment in unconsolidated equity investments	105,187	101,807
Assets held for sale, net	8,962	—
Tenant and other receivables, net	75,730	72,795
Acquired lease assets, net of accumulated amortization of $154,753 and $133,710	596,811	618,680
Other assets	73,196	72,948
Total assets	$5,606,860	$5,603,527
Liabilities and Equity:
Liabilities:
Senior unsecured revolving credit facility	$121,759	$65,837
Exchangeable senior notes, net	109,488	108,832
Mortgage notes payable, net	549,924	558,642
Senior unsecured notes, net	496,524	496,464
Senior unsecured term loans	1,225,000	1,225,000
Total long-term debt, net	2,502,695	2,454,775
Accounts payable and accrued expenses	42,381	58,380
Dividends payable	53,677	53,074
Below market lease liabilities, net of accumulated amortization of $28,350 and $26,416	216,401	230,183
Liabilities related to assets held for sale	3,128	—
Other liabilities	49,409	46,081
Total liabilities	$2,867,691	$2,842,493
Commitments and contingencies
Noncontrolling interest in the Operating Partnership	6,129	8,643
Equity:
Common shares, par value $0.01, 141,522,527 and 140,647,971 issued and outstanding at March 31, 2017 and December 31, 2016, respectively	1,415	1,406
Series A cumulative redeemable preferred shares, par value $0.01, liquidation preference $87,500, and 3,500,000 shares authorized, issued and outstanding at March 31, 2017 and December 31, 2016	84,394	84,394
Additional paid-in-capital	3,911,889	3,887,793
Accumulated other comprehensive loss	(1,611)	(4,128)
Accumulated deficit	(1,262,842)	(1,216,753)
Total shareholders' equity	2,733,245	2,752,712
Noncontrolling interest in other partnerships	(205)	(321)
Total equity	$2,733,040	$2,752,391
Total liabilities and equity	$5,606,860	$5,603,527

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Revenues
Rental revenue	$103,282	$92,095
Third-party management fees	4,592	5,046
Operating expense reimbursements	20,368	22,582
Other income	1,752	822
Total revenues	129,994	120,545
Operating Expenses
Property operating expenses	23,186	24,169
Property management expenses	3,084	4,521
Depreciation and amortization	62,217	58,248
General and administrative expenses	8,756	7,722
Acquisition expenses	—	410
Total operating expenses	97,243	95,070
Operating Income	32,751	25,475
Other Expenses:
Interest expense	(23,056)	(21,953)
Other-than-temporary impairment	(4,081)	—
Portion of impairment recognized in other comprehensive loss	(809)	—
Net impairment recognized in earnings	(4,890)	—
Equity in net loss of unconsolidated equity investments	(94)	(2,755)
Loss on extinguishment of debt	(208)	(5,757)
Impairment of real estate investments	(12,771)	—
Loss from continuing operations before provision for taxes	(8,268)	(4,990)
Provision for taxes	196	(703)
Loss from continuing operations	(8,072)	(5,693)
Income (loss) from discontinued operations before gain on extinguishment of debt	(24)	2,710
Gain on extinguishment of debt	—	1,930
Income (loss) from discontinued operations	(24)	4,640
Loss before net gain on disposals	(8,096)	(1,053)
Net gain on disposals	17,377	—
Net income (loss)	9,281	(1,053)
Net (income) loss attributable to noncontrolling interest	(154)	120
Net income (loss) attributable to Gramercy Property Trust	9,127	(933)
Preferred share dividends	(1,559)	(1,559)
Net income (loss) available to common shareholders	$7,568	$(2,492)
Basic earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$0.05	$(0.05)
Net income (loss) from discontinued operations	—	0.03
Net income (loss) available to common shareholders	$0.05	$(0.02)
Diluted earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$0.05	$(0.05)
Net income (loss) from discontinued operations	—	0.03
Net income (loss) available to common shareholders	$0.05	$(0.02)
Basic weighted average common shares outstanding	140,907,399	140,060,405
Diluted weighted average common shares outstanding	141,875,619	140,060,405

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$9,281	$(1,053)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale debt securities	(2,820)	934
Unrealized gain (loss) on derivative instruments	4,378	(22,189)
Foreign currency translation adjustments	691	6,119
Reclassification of unrealized loss on terminated derivative instruments into earnings	268	360
Other comprehensive income (loss)	2,517	(14,776)
Comprehensive income (loss)	$11,798	$(15,829)
Net (income) loss attributable to noncontrolling interest	(154)	120
Other comprehensive (income) loss attributable to noncontrolling interest	(11)	48
Comprehensive income (loss) attributable to Gramercy Property Trust	$11,633	$(15,661)

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Shareholders’ Equity (Deficit) and Noncontrolling Interests
(Unaudited, amounts in thousands, except share data)

	Common Shares		Preferred Shares	Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)	Total Gramercy Property Trust	Noncontrolling Interest
	Shares	Par Value							Total
Balance at December 31, 2016	140,647,971	$1,406	$84,394	$3,887,793	$(4,128)	$(1,216,753)	$2,752,712	$(321)	$2,752,391
Net income	—	—	—	—	—	9,127	9,127	120	9,247
Change in net unrealized loss on derivative instruments	—	—	—	—	4,378	—	4,378	—	4,378
Change in net unrealized gain on debt securities	—	—	—	—	(2,820)	—	(2,820)	—	(2,820)
Reclassification of unrealized gain on terminated derivative instruments into earnings	—	—	—	—	268	—	268	—	268
Offering costs	—	—	—	(606)	—	—	(606)	—	(606)
Issuance of shares	731,453	7	—	19,993	—	—	20,000	—	20,000
Share based compensation - fair value	59,311	1	—	2,169	—	—	2,170	—	2,170
Dividend reinvestment program proceeds	2,976	—	—	81	—	—	81	—	81
Conversion of OP Units to common shares	80,816	1	—	2,163	—	—	2,164	—	2,164
Reallocation of noncontrolling interest in the Operating Partnership	—	—	—	296	—	—	296	—	296
Foreign currency translation adjustment	—	—	—	—	691	—	691	(4)	687
Dividends on preferred shares	—	—	—	—	—	(1,559)	(1,559)	—	(1,559)
Dividends on common shares	—	—	—	—	—	(53,657)	(53,657)	—	(53,657)
Balance at March 31, 2017	141,522,527	$1,415	$84,394	$3,911,889	$(1,611)	$(1,262,842)	$2,733,245	$(205)	$2,733,040

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2017	2016
Operating Activities:
Net income (loss)	$9,281	$(1,053)
Adjustments to net cash provided by operating activities:
Depreciation and amortization	62,217	58,248
Amortization of acquired leases to rental revenue and expense	(633)	(163)
Amortization of deferred costs	615	2,675
Amortization of discounts and other fees	(409)	(1,109)
Amortization of lease inducement costs	86	86
Straight-line rent adjustment	(7,260)	(6,761)
Other-than-temporary impairment on retained bonds	4,890	—
Non-cash impairment charges	12,771	—
Net gain on sale of properties	(17,377)	—
Distributions received from unconsolidated equity investments	352	9,961
Equity in net loss of unconsolidated equity investments	94	2,755
Loss on extinguishment of debt	208	3,827
Amortization of share-based compensation	2,054	1,150
Changes in operating assets and liabilities:
Restricted cash	(235)	5,598
Payment of capitalized leasing costs	(3,790)	(3,973)
Tenant and other receivables	11,707	(2,151)
Other assets	(4,368)	(10,519)
Accounts payable and accrued expenses	(9,755)	(33,738)
Other liabilities	(2,204)	(3,085)
Net cash provided by operating activities	58,244	21,748
Investing Activities:
Capital expenditures	(18,429)	(6,416)
Distributions from investing activities received from unconsolidated equity investments	—	47,408
Proceeds from sale of real estate	33,053	416,094
Return of restricted cash held in escrow for 1031 exchange	31	(145,500)
Unconsolidated equity investments	(2,650)	(4,790)
Acquisition of real estate	(99,613)	(52,874)
Restricted cash for tenant improvements	917	198
Proceeds from servicing advances receivable	—	1,390
Net cash provided by (used in) investing activities	(86,691)	255,510
Financing Activities:
Proceeds from unsecured term loan and credit facility	60,000	75,000
Proceeds from senior unsecured notes	—	50,000
Repayment of unsecured term loans and credit facility	(5,000)	(250,000)
Proceeds from mortgage notes payable	2,582	9,550
Repayment of mortgage notes payable	(3,915)	(198,189)
Offering costs	(606)	—
Proceeds from sale of common shares	20,081	—
Payment of deferred financing costs	(252)	(551)
Payment of debt extinguishment costs	—	(13,803)
Preferred share dividends paid	(1,559)	(1,559)
Common share dividends paid	(53,025)	(8,736)
Proceeds from exercise of share options and purchases under the employee share purchase plan	—	167
Distribution to noncontrolling interest in the Operating Partnership	(118)	(29)
Change in restricted cash from financing activities	(909)	(12)
Net cash provided by (used in) financing activities	17,279	(338,162)
Net decrease in cash and cash equivalents	(11,168)	(60,904)
Decrease in cash and cash equivalents related to foreign currency translation	(105)	(3)
Cash and cash equivalents at beginning of period	67,529	128,031
Cash and cash equivalents at end of period	$56,256	$67,124

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

1. Business and Organization
Gramercy Property Trust, or the Company or Gramercy, a Maryland real estate investment trust, or REIT, is a leading global investor and asset manager of commercial real estate. Gramercy specializes in acquiring and managing high quality, income producing commercial real estate leased to high quality tenants in major markets in the United States and Europe.
Gramercy earns revenues primarily through rental revenues on properties that it owns in the United States and asset management revenues on properties owned by third parties in the United States and Europe. The Company also owns unconsolidated equity investments in the United States, Europe, and Asia.
As of March 31, 2017, the Company’s wholly-owned portfolio consists of 318 properties comprising 66,732,561 rentable square feet with 98.4% occupancy. As of March 31, 2017, the Company has ownership interests in 48 industrial and office properties which are held in unconsolidated equity investments in the United States and Europe and two properties held through the investment in CBRE Strategic Partners Asia. As of March 31, 2017, the Company’s asset management business manages approximately $1,147,000 of commercial real estate assets, primarily on behalf of its joint venture partners, including approximately $918,000 of assets in Europe.
During the three months ended March 31, 2017, the Company acquired seven properties aggregating 2,257,311 square feet for a total purchase price of approximately $124,672, including the acquisition of a previously consolidated variable interest entity, or VIE, for $29,605 and the acquisition of a vacant property for $2,400. During the three months ended March 31, 2017, the Company sold seven properties aggregating 487,872 square feet for total gross proceeds of approximately $51,683.
Prior to December 17, 2015, the Company was known as Chambers Street Properties, or Chambers. On December 17, 2015, Chambers completed a merger, or the Merger, with Gramercy Property Trust Inc. While Chambers was the surviving legal entity, immediately following consummation of the Merger, the Company changed its name to “Gramercy Property Trust” and its New York Stock Exchange, or NYSE, trading symbol to “GPT.”
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
The Company’s operating partnership, GPT Operating Partnership LP, or the Operating Partnership, is the 100.0% owner of all of its direct and indirect subsidiaries. As of March 31, 2017, third-party holders of limited partnership interests in the Operating Partnership owned approximately 0.40% of the beneficial interest of the Company. These interests are referred to as the noncontrolling interests in the Operating Partnership. See Note 12 for more information on the Company’s noncontrolling interests.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

2. Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2017 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Condensed Consolidated Balance Sheet at December 31, 2016 was derived from the audited Consolidated Financial Statements at that date.
Reclassifications
Certain prior year balances have been reclassified to conform with the current year presentation. These reclassifications had no effect on the previously reported net income (loss). On the Condensed Consolidated Statements of Operations, the Company reclassified investment income of $443 for the three months ended March 31, 2016 into other income.
Principles of Consolidation
The Condensed Consolidated Financial Statements include the Company’s accounts and those of the Company’s subsidiaries which are wholly-owned or controlled by the Company, or entities which are VIEs in which the Company is the primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its investments for potential classification as variable interests by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses.
Entities which the Company does not control and are considered VIEs, but where the Company is not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated. The equity interests of other limited partners in the Company’s Operating Partnership are reflected as noncontrolling interests.
Real Estate Investments
Real Estate Acquisitions
In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-01, Amendments to Business Combinations, which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. Although the Company is not required to implement ASU 2017-01 until annual periods beginning after December 15, 2017, including interim periods within those periods, the Company early adopted the new standard in the

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

first quarter of 2017. As a result, the Company evaluated its real estate acquisitions during the first quarter of 2017 under the new framework and determined the properties acquired did not meet the definition of a business, thus the transactions were accounted for as asset acquisitions. Refer to the "Recently Issued Accounting Pronouncements" section below for more information on the new guidance and refer to Note 4 for more information on the transactions during the first quarter of 2017.
The Company evaluates its acquisitions of real estate, including equity interests in entities that predominantly hold real estate assets, to determine if the acquired assets meet the definition of a business and need to be accounted for as a business combination, or alternatively, should be accounted for as an asset acquisition. An integrated set of assets and activities acquired does not meet the definition of a business if either (i) substantially all the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets, or (ii) the asset and activities acquired do not contain at least an input and a substantive process that together significantly contribute to the ability to create outputs. The Company expects that its acquisitions of real estate will continue to not meet the revised definition of a business.
Acquisitions of real estate that do not meet the definition of a business, including sale-leaseback transactions that have newly-originated leases and real estate investments under construction, or build-to-suit investments, are recorded as asset acquisitions. The accounting for asset acquisitions is similar to the accounting for business combinations, except that the acquisition consideration, including acquisition costs, is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. Based on this allocation methodology, asset acquisitions do not result in the recognition of goodwill or a bargain purchase. Additionally, for build-to-suit investments in which the Company may engage a developer to construct a property or provide funds to a tenant to develop a property, the Company capitalizes the funds provided to the developer/tenant and real estate taxes, if applicable, during the construction period.
To determine the fair value of assets acquired and liabilities assumed in an acquisition, which generally include land, building, improvements, and intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases at the acquisition date, the Company utilizes various estimates, processes and information to determine the as-if-vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, and discounted cash flow analyses. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. The Company assesses the fair value of leases assumed at acquisition based upon estimated cash flow projections that utilize appropriate discount rates and available market information. Refer to the policy section "Intangible Assets and Liabilities" for more information on the Company’s accounting for intangibles.
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
For transactions that qualify as business combinations, the Company recognizes the assets acquired and liabilities assumed at fair value, including the value of intangible assets and liabilities, and any excess or deficit of the consideration transferred relative to the fair value of the net assets acquired is recorded as goodwill or a bargain purchase gain, as appropriate. Acquisition costs of business combinations are expensed as incurred.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

Capital Improvements
In leasing space, the Company may provide funding to the lessee through a tenant allowance. Certain improvements are capitalized when they are determined to increase the useful life of the building. During construction of qualifying projects, the Company capitalizes project management fees as permitted to be charged under the lease, if incremental and identifiable. In accounting for tenant allowances, the Company determines whether the allowance represents funding for the construction of leasehold improvements and evaluates the ownership of such improvements. If the Company is considered the owner of the leasehold improvements, the Company capitalizes the amount of the tenant allowance and depreciates it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event the Company is not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (i) who holds legal title to the improvements, (ii) evidentiary requirements concerning the spending of the tenant allowance, and (iii) other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.
Impairments
The Company reviews the recoverability of a property’s carrying value when circumstances indicate a possible impairment of the value of a property, such as an adverse change in future expected occupancy or a significant decrease in the market price of an asset. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, for properties to be held and used, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost of disposal. These assessments are recorded as an impairment loss in the Condensed Consolidated Statements of Operations in the period the determination is made. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset to be held and used, the new cost basis will be depreciated or amortized over the remaining useful life of that asset.
Cash and Cash Equivalents
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
Restricted Cash
The Company had restricted cash of $13,101 and $12,904 at March 31, 2017 and December 31, 2016, respectively, which primarily consisted of reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain mortgage loan obligations.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

Variable Interest Entities
The Company had two and three consolidated VIEs as of March 31, 2017 and December 31, 2016, respectively. The Company had four unconsolidated VIEs as of March 31, 2017 and December 31, 2016. The following is a summary of the Company’s involvement with VIEs as of March 31, 2017:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Consolidated VIEs:
Operating Partnership	$5,606,860	$2,867,691	$5,606,860	$2,867,691
Gramercy Europe Asset Management (European Fund Manager)	$1,062	$9	$1,062	$1,473
Unconsolidated VIEs:
Gramercy Europe Asset Management (European Fund Carry Co.)	$7	$—	$28	$—
Retained CDO Bonds	$4,828	$—	$446,451	$577,169
The following is a summary of the Company’s involvement with VIEs as of December 31, 2016:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Consolidated VIEs:
Operating Partnership	$5,603,527	$2,842,493	$5,603,527	$2,842,493
Proportion Foods	$22,836	$3,041	$22,836	$23,514
Gramercy Europe Asset Management (European Fund Manager)	$1,100	$47	$1,100	$1,742
Unconsolidated VIEs:
Gramercy Europe Asset Management (European Fund Carry Co.)	$8	$—	$31	$—
Retained CDO Bonds	$11,906	$—	$391,990	$592,414
Consolidated VIEs
Operating Partnership
The Company’s Operating Partnership is a consolidated VIE because the Company is its primary beneficiary due to its majority ownership and ability to exercise control over every aspect of the Operating Partnership’s operations. The assets and liabilities of the Company and its Operating Partnership are substantially the same.
Gramercy Europe Asset Management (European Fund Manager)
In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired equity interests in the entity, hereinafter European Fund Manager, which provides investment and asset management services to the Gramercy European Property Fund. The Company determined that European Fund

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

Manager is a VIE, as the equity holders of that entity do not have controlling financial interests and do not have the obligation to absorb losses. As Gramercy Europe Asset Management, through an investment advisory agreement with the VIE, controls the activities that most significantly affect the economic outcome of European Fund Manager, the Company concluded that it is the entity’s primary beneficiary and has consolidated the VIE. The Company receives net cash inflows from European Fund Manager in the form of management fees, and if the VIE’s cash inflows are not sufficient to cover its obligations, the Company may provide financial support for the VIE.
Proportion Foods
In December 2015, the Company entered into a non-recourse financing arrangement with Big Proportion Austin LLC, or BIG, for a build-to-suit industrial property in Round Rock, Texas, or Proportion Foods. Concurrently, the Company entered into a forward purchase agreement with BIG, pursuant to which the Company will acquire the property, which is 100.0% leased to Proportion Foods, upon substantial completion of the facility’s development. The Company determined that Proportion Foods was a VIE, as the equity holders of the entity did not have controlling financial interests and were not obligated to absorb losses. The Company controlled the activities that most significantly affected the economic outcome of Proportion Foods through its financing arrangement to fund the property’s development and its forward purchase agreement with BIG. As such, the Company concluded it was the entity’s primary beneficiary and consolidated the VIE. The construction of the facility on the property was completed in March 2017. The Company acquired the property upon completion in March 2017. As of March 31, 2017, the property was wholly-owned by the Company and was no longer a consolidated VIE.
Unconsolidated VIEs
Gramercy Europe Asset Management (European Fund Carry Co.)
In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired equity interests in the entity, hereinafter European Fund Carry Co., entitled to receive certain preferential distributions, if any, made from time-to-time by the Gramercy European Property Fund. The Company determined that European Fund Carry Co. is a VIE, as the equity holders of that entity do not have controlling financial interests and do not have the obligation to absorb losses in excess of capital committed. Decisions that most significantly affect the economic performance of European Fund Carry Co. are decided by a majority vote of that VIE’s shareholders. As such, the Company does not have a controlling financial interest in the VIE and accounts for it as an equity investment.
Investment in Retained CDO Bonds
The Company has retained non-investment grade subordinate bonds, preferred shares and ordinary shares of three collateralized debt obligations, or CDOs, together the Retained CDO Bonds. The Company does not control the activities that most significantly impact the Retained CDO Bonds’ economic performance and is not obligated to provide any financial support to them, thus the Retained CDO Bonds have been determined to be unconsolidated VIEs, in which the Company’s interest is recorded at fair value within other assets on the Condensed Consolidated Balance Sheets. The Retained CDO Bonds may provide the potential for the Company to receive continuing cash flows in the future, however, there is no guarantee that the Company will realize any proceeds from the Retained CDO Bonds or what the timing of the proceeds may be. The Company’s maximum exposure to loss is limited to its interest in the Retained CDO Bonds.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

Tenant and Other Receivables
Tenant and other receivables are derived from rental revenue, tenant reimbursements, and management fees.
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
Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of March 31, 2017 and December 31, 2016 were $230 and $57, respectively. The Company continually reviews receivables related to rent, tenant reimbursements, and management fees, including incentive fees, and determines collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable, as appropriate.
Management fees, including incentive management fees, are recognized as earned in accordance with the terms of the management agreements. The management agreements may contain provisions for fees related to dispositions, administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets.
Intangible Assets and Liabilities
As discussed above in the policy section “Real Estate Acquisitions” the Company follows the acquisition method of accounting for its asset acquisitions and business combinations and thus allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Identifiable intangible assets include amounts allocated to acquired leases for above- and below- market lease rates and the value of in-place leases. Management also considers information obtained about each property as a result of its pre-acquisition due diligence.
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
The aggregate value of in-place leases represents the costs of leasing costs, other tenant related costs, and lost revenue that the Company did not have to incur by acquiring a property that is already occupied. Factors considered by management in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

lease-up period for each property taking into account current market conditions and costs to execute similar leases, including leasing commissions and other related expenses. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the anticipated lease-up period. The value of in-place leases is amortized to depreciation and amortization expense over the remaining non-cancelable term of the respective leases, but never over a term that exceeds the remaining depreciable life of the building. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the in-place lease intangible will be written off to depreciation and amortization expense.
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
Intangible assets and liabilities consist of the following:

	March 31, 2017	December 31, 2016
Intangible assets:
In-place leases, net of accumulated amortization of $137,416 and $117,717	$536,913	$553,924
Above-market leases, net of accumulated amortization of $17,325 and $15,719	56,198	59,647
Below-market ground rent, net of accumulated amortization of $306 and $274	5,078	5,109
Amounts related to assets held for sale, net of accumulated amortization of $294 and $0	(1,378)	—
Total intangible assets	$596,811	$618,680
Intangible liabilities:
Below-market leases, net of accumulated amortization of $28,485 and $26,168	$212,415	$223,110
Above-market ground rent, net of accumulated amortization of $302 and $248	7,000	7,073
Amounts related to liabilities of assets held for sale, net of accumulated amortization of $437 and $0	(3,014)	—
Total intangible liabilities	$216,401	$230,183

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

The following table provides the weighted-average amortization period as of March 31, 2017 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted-Average Amortization Period	April 1 to December 31, 2017	2018	2019	2020	2021
In-place leases	9.7	$68,372	$83,678	$70,384	$58,007	$50,453
Total to be included in depreciation and amortization expense		$68,372	$83,678	$70,384	$58,007	$50,453

Above-market lease assets	7.3	$8,236	$10,510	$9,340	$7,224	$6,012
Below-market lease liabilities	19.2	(9,844)	(12,763)	(12,414)	(12,120)	(11,984)
Total to be included in rental revenue		$(1,608)	$(2,253)	$(3,074)	$(4,896)	$(5,972)

Below-market ground rent	41.1	$95	$127	$127	$127	$127
Above-market ground rent	33.0	(161)	(214)	(214)	(214)	(214)
Total to be included in property operating expense		$(66)	$(87)	$(87)	$(87)	$(87)
The Company recorded $24,172 and $27,560 of amortization of in-place lease intangible assets as part of depreciation and amortization for the three months ended March 31, 2017 and 2016, respectively. The Company recorded $621 and $181 of amortization of market lease intangible assets and liabilities as an increase to rental revenue for the three months ended March 31, 2017 and 2016, respectively. The Company recorded $21 and $9 of amortization of ground rent intangible assets and liabilities as a reduction of other property operating expense for the three months ended March 31, 2017 and 2016, respectively.
Revenue Recognition
Real Estate Investments
Rental revenue from leases on real estate investments is recognized on a straight-line basis over the term of the lease, regardless of when payments are contractually due. The excess of rental revenue recognized over the amounts contractually due according to the underlying leases are included in other liabilities on the Condensed Consolidated Balance Sheets. For leases on properties that are under construction at the time of acquisition, the Company begins recognition of rental revenue upon completion of construction of the leased asset and delivery of the leased asset to the tenant.
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
March 31, 2017

closing when the collectability of the sale price is reasonably assured and the Company is not obligated to perform significant activities after the sale. Profit may be deferred in whole or part until the sale meets the requirements of profit recognition on sale of real estate.
Asset Management Business
The Company’s asset and property management agreements may contain provisions for fees related to dispositions, administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets. The Company recognizes revenue for fees pursuant to its management agreements in the period in which they are earned. Deferred revenue from management fees received prior to the date earned are included in other liabilities on the Condensed Consolidated Balance Sheets.
Certain of the Company’s asset management contracts include provisions that may allow it to earn additional fees, generally described as incentive fees or profit participation interests, based on the achievement of a targeted valuation of the managed assets or the achievement of a certain internal rate of return on the managed assets. The Company recognizes incentive fees on its asset management contracts based upon the amount that would be due pursuant to the contract, if the contract were terminated at the reporting date. If the contract may be terminated at will, revenue will only be recognized to the amount that would be due pursuant to that termination. If the incentive fee is a fixed amount, only a proportionate share of revenue is recognized at the reporting date, with the remaining fees recognized on a straight-line basis over the measurement period. The values of incentive management fees are periodically evaluated by management. For the three months ended March 31, 2017 and 2016, the Company recognized incentive fees of $1,449 and $973, respectively.
Other Income
Other income primarily consists of income accretion on the Company’s Retained CDO Bonds, which are measured at fair value on a quarterly basis using a discounted cash flow model, realized foreign currency exchange gains (losses), interest income, and miscellaneous property related income.
Foreign Currency
Gramercy Europe Asset Management operates an asset and property management business in the United Kingdom. The Company has unconsolidated equity investments in Europe and Asia and had two wholly-owned properties in Canada and one wholly-owned property in the United Kingdom until their dispositions in March 2017 and December 2016, respectively. The Company also has borrowings outstanding in euros and British pounds sterling under the multicurrency portion of its revolving credit facility. Refer to Note 5 for more information on the Company’s foreign unconsolidated equity investments.
Foreign Currency Translation
During the periods presented, the Company has had interests in Europe and Canada for which the functional currencies are the euro, the British pound sterling, and the Canadian dollar, respectively. The Company performs the translation from these foreign currencies to the U.S. dollar for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The Company reports the gains and losses resulting from such translation as a component of other comprehensive income (loss). For the three months ended March 31, 2017 and 2016, the Company recorded net translation gains of

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

$691 and $6,119, respectively. Translation gains and losses are reclassified to other income within earnings when the Company has substantially exited from all investments in the related currency.
Foreign Currency Transactions
A transaction gain or loss realized upon settlement of a foreign currency transaction will be included in earnings for the period in which the transaction is settled. Foreign currency intercompany transactions that are scheduled for settlement are included in the determination of net income. Intercompany foreign currency transactions of a long-term nature that do not have a planned or foreseeable future settlement date, in which the entities to the transactions are consolidated or accounted for by the equity method in the Company’s financial statements, are not included in net income but are reported as a component of other comprehensive income (loss). For the three months ended March 31, 2017 and 2016, the Company recognized net realized foreign currency transaction gains (losses) of $(9) and $105, respectively, on such transactions.
Other Assets
The Company includes prepaid expenses, capitalized software costs, contract intangible assets, deferred costs, goodwill, derivative assets, servicing advances receivable, and Retained CDO Bonds in other assets.
Goodwill
Goodwill represents the fair value of the collaboration expected to be achieved upon consummation of a business combination and is measured as the excess of consideration transferred over the net assets acquired at acquisition date. The Company initially recognized goodwill of $3,887 related to the acquisition of Gramercy Europe Limited, or Gramercy Europe Asset Management, which was adjusted to $3,802 in 2015 as a result of finalization of the purchase price allocation for the acquisition. The carrying value of goodwill is adjusted each reporting period for the effect of foreign currency translation adjustments. The carrying value of goodwill at March 31, 2017 and December 31, 2016 was $3,039 and $2,988, respectively. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company did not record any impairment on its goodwill during the three months ended March 31, 2017 or 2016.
Retained CDO Bonds
The Retained CDO Bonds are non-investment grade subordinate bonds, preferred shares and ordinary shares of three CDOs. Management estimated the timing and amount of cash flows expected to be collected and recognized an investment in the Retained CDO Bonds equal to the net present value of these discounted cash flows. There is no guarantee that the Company will realize any proceeds from this investment, or what the timing will be for the expected remaining life of the Retained CDO Bonds. The Company considers these investments to be not of high credit quality and does not expect a full recovery of interest and principal. Therefore, the Company has suspended interest income accruals on these investments. The Company classifies the Retained CDO Bonds as available for sale. On a quarterly basis, the Company evaluates the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, the Company will record an other-than-temporary impairment, or OTTI, in the Condensed Consolidated Statements of Operations. To determine the

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

component of the OTTI related to expected credit losses, the Company compares the amortized cost basis of the Retained CDO Bonds to the present value of the revised expected cash flows, discounted using the pre-impairment effective yield. Conversely, if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, the Company will prospectively adjust the yield using the effective yield method. Refer to Note 9 for further discussion regarding the fair value measurement of the Retained CDO Bonds. For the three months ended March 31, 2017 and 2016, the Company recognized OTTI of $4,890 and $0, respectively, on its Retained CDO Bonds.
A summary of the Company’s Retained CDO Bonds as of March 31, 2017 is as follows:

Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain	Other-than-temporary impairment	Fair Value	Weighted Average Expected Life
9	$387,304	$8,839	$879	$(4,890)	$4,828	1.8

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

The following table summarizes the activity related to credit losses on the Retained CDO Bonds for the three months ended March 31, 2017 and for the year ended December 31, 2016:

	2017	2016
Balance as of January 1, 2017 and 2016, respectively, of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income (loss)	$(491)	$3,196
Additions to credit losses:
On Retained CDO Bonds for which an OTTI was not previously recognized	—	—
On Retained CDO Bonds for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income (loss)	(4,890)	—
On Retained CDO Bonds for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income (loss)	—	—
Reduction for credit losses:	—	—
On Retained CDO Bonds for which no OTTI was recognized in other comprehensive income at current measurement date	—	—
On Retained CDO Bonds sold during the period	—	—
On Retained CDO Bonds charged off during the period	—	—
For increases in cash flows expected to be collected that are recognized over the remaining life of the Retained CDO Bonds	—	(3,687)
Balance as of March 31, 2017 and December 31, 2016, respectively, of credit of losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income (loss)	$(5,381)	$(491)
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions.
Concentrations of credit risk also arise when a number of the Company’s tenants or asset management clients are engaged in similar business activities or are subject to similar economic risks or conditions that could cause their inability to meet contractual obligations to the Company. The Company regularly monitors its portfolio to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified. Asset management clients KBS and Gramercy Europe Asset Management accounted for 68.8% and 26.8%, respectively, of the Company's management fee income for the three months ended March 31, 2017 and 86.3% and 12.8%, respectively, of the Company’s management fee income for the three months ended March 31, 2016. No single tenant accounted for more than 10.0% of the Company’s rental revenue for the three months ended March 31, 2017. One tenant, Bank of America, N.A., or BOA, accounted for 10.8% of the Company’s rental revenue for the three months ended March 31, 2016. The concentration of rental revenue from BOA was partially due to amortization recorded on the BOA below-market lease liabilities, which accounted for 2.9% of total rental revenue for the three months ended March 31, 2016. Additionally, for the three months ended March 31, 2017, there were three states, California, Florida, and Texas, that each accounted for 10.0% or more of the Company’s rental revenue.
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
March 31, 2017

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration it expects to receive in exchange for those goods or services. The guidance also requires enhanced disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. In April 2016, the FASB issued ASU 2016-10, which amends the new revenue recognition guidance on identifying performance obligations. In February 2017, the FASB issued ASU 2017-05, which clarifies the scope of gains and losses from the derecognition of nonfinancial assets and provides guidance for the partial sales of nonfinancial assets in context of the new revenue standard. The new revenue recognition guidance is effective for the first interim period within annual reporting periods beginning after December 15, 2017, with early adoption permitted for the first interim period within annual reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the new guidance. A substantial portion of the Company’s revenue consists of rental revenue from leasing arrangements, which is specifically excluded from the new revenue guidance, however the Company also generates revenue from operating expense reimbursements, management fees, and gains and impairments on disposals, which will be impacted by the new revenue standard. The Company is continuing to analyze the impact of the new revenue guidance on its recognition and disclosure of these streams of revenue. The Company currently expects to adopt the standard in the first quarter of 2018 using the modified retrospective approach.
In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The update will be effective beginning in the first quarter of 2019 and early adoption is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company’s accounting for leases in which it is a lessor, which represents most of its leasing arrangements, will be largely unchanged under ASU 2016-02, however the Company is a lessee in several operating and ground leases and the accounting for these arrangements is more significantly impacted by the new standard. Pursuant to the new guidance, lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company is continuing to evaluate the impact of adopting the new leases standard on its Condensed Consolidated Financial Statements.
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The update serves to simplify the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification of awards on the statement of cash flows. The guidance in the ASU is effective for fiscal years beginning after December 15, 2016. The Company adopted the new guidance in the first quarter of 2017. The adoption of this guidance did not have a material impact on the Company’s Condensed Consolidated Financial Statements.
In January 2017, the FASB issued ASU 2017-01, Amendments to Business Combinations, which amends the current guidance to clarify the definition of a business in order to assist entities in evaluating whether transactions should be accounted for as acquisitions or disposals of assets or businesses. The guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted under certain circumstances. The amendments must be applied prospectively as of the beginning of the period of adoption. The Company elected to early adopt ASU 2017-01 in the first quarter of 2017, as described in the “Real Estate Acquisitions” section above.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

3. Dispositions, Assets Held for Sale, and Discontinued Operations
Real Estate Dispositions and Impairments
During the three months ended March 31, 2017, the Company sold seven properties, which comprised an aggregate 487,872 square feet and generated gross proceeds of $51,683. The Company recognized a gain on disposals of $17,377 during the three months ended March 31, 2017 related to the properties sold during the period. Of the properties sold in 2017, one of the sales was structured as a like-kind exchange within the meaning of Section 1031 of the IRC. As a result of the sale, the Company deposited $23,218 of the total sale proceeds into an IRC Section 1031 exchange escrow account with a qualified intermediary. The Company then used $23,218 of these funds as consideration for one property acquisition during the three months ended March 31, 2017. During the three months ended March 31, 2017, the Company recognized an impairment on real estate investments of $12,771 related to two properties held by the Company as of March 31, 2017, for which the Company determined there were non-recoverable declines in value. Refer to Note 9 for more information on how the Company determined the non-recurring fair value of these two properties.
Assets Held for Sale
The Company separately classifies properties held for sale in the Condensed Consolidated Financial Statements. The Company had one asset and two offices that are part of another asset classified as held for sale as of March 31, 2017 with total net asset value of $5,834 and no assets classified as held for sale as of December 31, 2016. In the normal course of business, the Company identifies non-strategic assets for sale. Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held for sale, depreciation and amortization expense is no longer recorded.
The following table summarizes the assets held for sale and liabilities related to the assets held for sale as of March 31, 2017:

Assets held for sale	March 31, 2017
Real estate investments	$7,538
Acquired lease assets	1,378
Other assets	46
Total assets	$8,962
Liabilities related to assets held for sale
Below-market lease liabilities	3,014
Other liabilities	114
Total liabilities	$3,128
Net assets held for sale	$5,834

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

Discontinued Operations
The Company’s discontinued operations for the three months ended March 31, 2017 and 2016 were related to the assets that were assumed in the Merger and simultaneously designated as held for sale. The following operating results for the three months ended March 31, 2017 and 2016 are included in discontinued operations for all periods presented:

	Three Months Ended March 31,
	2017	2016
Revenues	$(6)	$5,857
Operating expenses	6	(2,180)
General and administrative expense	(24)	(12)
Interest expense	—	(955)
Gain on extinguishment of debt	—	1,930
Net income (loss) from discontinued operations	$(24)	$4,640
Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows. The table below presents additional relevant information pertaining to results of discontinued operations for the three months ended March 31, 2017 and 2016, including depreciation, amortization, capital expenditures, and significant operating and investing noncash items:

	Three Months Ended March 31,
	2017	2016
Significant operating noncash items	$—	$(9,455)
Increase in cash and cash equivalents related to foreign currency translation	—	275
Total	$—	$(9,180)
4. Real Estate Investments
Property Acquisitions
During the three months ended March 31, 2017, the Company acquired seven properties comprising 2,257,311 square feet for an aggregate contract purchase price of approximately $124,672, including the acquisition of a consolidated VIE for $29,605 and the acquisition of a vacant property for $2,400. Total value of the properties acquired during the three months ended March 31, 2017 was comprised of $115,504 of real estate assets, $11,296 of intangible assets, and $774 of intangible liabilities, including transaction costs capitalized for the asset acquisitions.
Property Purchase Price Allocations
During the first quarter of 2017, the Company adopted ASU 2017-01, Amendments to Business Combinations, which amends the definition of a business and provides a revised framework for the determination of whether an integrated set of assets and activities meets the definition of a business. The Company evaluated its real estate acquisitions during the first quarter of 2017 under the new framework and determined the properties acquired did not meet the definition of a business, thus the transactions were accounted for as asset acquisitions. The Company expects that its acquisitions of real estate will not meet the revised definition of a business and will be accounted for as asset acquisitions going forward. Refer to Note 2 for more information on the new accounting standard and the Company’s adoption thereof.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

As noted above, the Company’s acquisitions in 2017 were accounted for as asset acquisitions, however the majority of the Company’s acquisitions prior to 2017 were accounted for as business combinations pursuant to the definition of a business prior to the adoption of ASU 2017-01. Of the acquisitions prior to 2017, there were 21 properties acquired in 2016 that were accounted for as business combinations which had preliminary purchase price allocations recorded as of December 31, 2016. The Company finalized the purchase price allocations of these 21 properties during the first quarter of 2017. The aggregate changes recorded from the preliminary purchase price allocations to the finalized purchase price allocations, are shown in the table below:

	Preliminary Allocations recorded				Finalized Allocations recorded
Period Finalized	No. of Acquisitions	Real Estate Assets	Intangible Assets	Intangible Liabilities	Real Estate Assets	Intangible Assets	Intangible Liabilities	Decrease to Rental Revenue	Increase to Depreciation and Amortization Expense
Three Months Ended March 31, 2017	21	$513,424	$61,178	$11,093	$513,087	$60,627	$10,205	$27	$16
5. Unconsolidated Equity Investments
The Company accounts for substantially all of its unconsolidated equity investments under the equity method of accounting because it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In unconsolidated equity investments, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as unconsolidated equity investments, as applicable, and subsequently are adjusted for equity interest in net income (loss) and contributions and distributions. The amount of the investments on the Condensed Consolidated Balance Sheets is evaluated for impairment at each reporting period. None of the unconsolidated equity investment debt is recourse to the Company. Transactions with unconsolidated equity method entities are eliminated to the extent of the Company’s ownership in each such entity. Accordingly, the Company’s share of net income (loss) of these equity method entities is included in consolidated net income (loss).
As a result of the Merger in 2015, the Company acquired an interest in four unconsolidated entities, the Goodman Europe JV, the Goodman UK JV, the Duke JV, and CBRE Strategic Partners Asia. The Company’s equity investment in the entities was fair valued on the Merger closing date, and the difference between the historical carrying value of the net assets and the fair value was recorded as a basis difference, which is amortized to equity in net income (loss) from unconsolidated equity investments over the remaining weighted average useful life of the underlying assets of each entity.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

As of March 31, 2017 and December 31, 2016, the Company owned properties through unconsolidated equity investments and had investment interests in these unconsolidated entities as follows:

	As of March 31, 2017					As of December 31, 2016
Investment	Ownership %	Voting Interest %	Partner	Investment in Unconsolidated Equity Investment [1]	No. of Properties	Investment in Unconsolidated Equity Investment [1]	No. of Properties
Gramercy European Property Fund [2]	14.2%	14.2%	Various	$51,524	27	$50,367	26
Goodman Europe JV [3]	5.1%	5.1%	Gramercy European Property Fund	3,269	8	3,491	8
Strategic Office Partners	25.0%	25.0%	TPG Real Estate	18,444	7	15,872	6
Goodman UK JV	80.0%	50.0%	Goodman Group	25,336	2	25,309	2
CBRE Strategic Partners Asia	5.07%	5.07%	Various	3,999	2	4,145	2
Philips JV	25.0%	25.0%	Various	—	1	—	1
Morristown JV	50.0%	50.0%	21 South Street	2,615	1	2,623	1
Total				$105,187	48	$101,807	46

1.
The amounts presented include basis differences of $2,279 and $3,918, net of accumulated amortization, for the Goodman Europe JV and Goodman UK JV, respectively, as of March 31, 2017. The amounts presented include basis differences of $2,286 and $3,941, net of accumulated amortization, for the Goodman Europe JV and Goodman UK JV, respectively, as of December 31, 2016.

2.	Includes European Fund Carry Co., which has a carrying value of $7 and $8 for the Company’s 25.0% interest as of March 31, 2017 and December 31, 2016, respectively.

3.
As of March 31, 2017, the Company has a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest of Goodman Europe JV through its 14.2% interest in the Gramercy European Property Fund. In the table above, as of December 31, 2016, the Company’s 94.9% interest in Goodman Europe JV held through its 14.2% interest in the Gramercy European Property Fund is included in the amount shown for the Gramercy European Property Fund and the Company’s 5.1% direct interest in the Goodman Europe JV is presented separately as the amount shown for the Goodman Europe JV.

The following is a summary of the Company’s unconsolidated equity investments for the three months ended March 31, 2017:

Unconsolidated Equity Investments
Balance at January 1, 2017	$101,807
Contributions to unconsolidated equity investments	2,650
Equity in net loss of unconsolidated equity investments, including adjustments for basis differences	(94)
Other comprehensive loss of unconsolidated equity investments	1,176
Distributions from unconsolidated equity investments	(352)
Balance at March 31, 2017	$105,187
Gramercy European Property Fund

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

In December 2014, the Company, along with several equity investment partners, formed the Gramercy European Property Fund, a private real estate investment fund that targets single-tenant industrial, office and specialty retail assets throughout Europe. In the second quarter of 2016, the Gramercy European Property Fund acquired 74.9% of the Company’s 80.0% interest in the Goodman Europe JV. As of March 31, 2017 and December 31, 2016, the Company has a 14.2% interest in the Gramercy European Property Fund, which has a 94.9% ownership interest in the Goodman Europe JV. As of March 31, 2017 and December 31, 2016, the Company has a 5.1% direct interest in the Goodman Europe JV, as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund.
Since inception, the equity investors, including the Company, have collectively funded $395,213 (€352,500) in equity capital to the Gramercy European Property Fund. As of March 31, 2017 and December 31, 2016 the Company's cumulative contributions to the Gramercy European Property Fund were $55,892 (€50,000). As of March 31, 2017, the remaining commitments of all equity investors to the Gramercy European Property Fund were $53,260 (€50,000), including $13,315 (€12,500) from the Company. During the three months ended March 31, 2017 and 2016, the Company received distributions of $352 and $3,561, respectively, from the Goodman Europe JV.
During three months ended March 31, 2017 and the year ended December 31, 2016, the Gramercy European Property Fund acquired one and 13 properties, respectively, located in Germany, the Netherlands, Poland, and the United Kingdom, and in 2016 also acquired the Company's 5.1% interest in one property located in Lille, France held by the Goodman Europe JV. Refer to Note 8 for additional information on the equity transactions related to the Gramercy European Property Fund and Goodman Europe JV. As of March 31, 2017, there were 27 properties in the Gramercy European Property Fund and eight additional properties held in the Goodman Europe JV.
Strategic Office Partners
In August 2016, the Company partnered with TPG Real Estate, or TPG, to form Strategic Office Partners, an unconsolidated equity investment created for the purpose of acquiring, owning, operating, leasing and selling single-tenant office properties located in high-growth metropolitan areas in the United States. In September 2016, the Company contributed six properties to Strategic Office Partners and in the first quarter of 2017 Strategic Office Partners acquired one property. The Company provides asset and property management, accounting, construction, and leasing services to Strategic Office Partners, for which it earns management fees and is entitled to a promoted interest. TPG and the Company have committed to fund an aggregate $400,000 to Strategic Office Partners, including $100,000 from the Company. During the three months ended March 31, 2017, the Company contributed $2,650 to Strategic Office Partners and as of March 31, 2017, the Company's remaining commitment is $81,323. During the three months ended March 31, 2017, the Company received no distributions from the Strategic Office Partners.
Goodman UK JV
The Goodman UK JV invests in industrial properties in the United Kingdom. During the three months ended March 31, 2017 and 2016, the Company received no distributions from the Goodman UK JV.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

Duke JV
The Duke JV invested in industrial and office properties located throughout the United States. In June 2016, the Company and Duke entered into a Dissolution and Liquidation Agreement, pursuant to which the Duke JV distributed seven of its properties to the Company and one of its properties to Duke on June 30, 2016, then was dissolved in July 2016 following the disposition of its remaining property and final distributions of cash to its members. During the three months ended March 31, 2016, the Company received cash distributions of $53,807 from the Duke JV.
CBRE Strategic Partners Asia
CBRE Strategic Partners Asia is a real estate investment fund with investments in China. CBRE Strategic Partners Asia has an eight-year term, which began on January 31, 2008 and may be extended for up to two one-year periods with the approval of two-thirds of the limited partners. In March 2016, the limited partners approved a one-year extension. CBRE Strategic Partners Asia's commitment period has ended, however, it may call capital to fund operations, obligations and liabilities. For the three months ended March 31, 2017, the Company did not receive any distributions from CBRE Strategic Partners Asia. In February 2017, the fund commenced liquidation and will wind up over the succeeding 24 months.
Philips JV
The Company has a 25.0% interest in 200 Franklin Square Drive, a 199,900 square foot building located in Somerset, New Jersey which is 100.0% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics, through December 2021, or the Philips JV. During the three months ended March 31, 2017 and 2016, the Company received no distributions and recognized no revenue from the Philips JV.
Morristown JV
In October 2015, the Company contributed 50.0% of its interest in an office property located in Morristown, New Jersey to a joint venture the Company formed with 21 South Street, a subsidiary of Hampshire Partners Fund VIII LP, or the Morristown JV. Concurrent with the contribution, the Company sold the remaining 50.0% equity interest of the property to 21 South Street.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

The balance sheets for the Company’s unconsolidated equity investments at March 31, 2017 are as follows:

	Gramercy European Property Fund [1]
	Goodman Europe JV	Gramercy European Property Fund [2]	Total	Strategic Office Partners	Goodman UK JV	CBRE Strategic Partners Asia	Other [3]
Assets:
Real estate assets, net [4]	$224,122	$480,477	$704,599	$181,655	$30,763	$85,175	$49,342
Other assets	27,485	94,407	121,892	46,673	2,057	11,992	3,251
Total assets	$251,607	$574,884	$826,491	$228,328	$32,820	$97,167	$52,593
Liabilities and members’ equity:
Mortgages payable	$140,245	$285,499	$425,744	$142,498	$—	$—	$39,557
Other liabilities	2,753	20,958	23,711	9,974	957	14,314	3,445
Total liabilities	142,998	306,457	449,455	152,472	957	14,314	43,002
Gramercy Property Trust equity	11,924	42,862	54,786	18,444	25,336	3,999	2,622
Other members’ equity	96,685	225,565	322,250	57,412	6,527	78,854	6,969
Liabilities and members’ equity	$251,607	$574,884	$826,491	$228,328	$32,820	$97,167	$52,593

1.
As of March 31, 2017, the Company has a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund. In the table above, the Company’s equity interest in the Goodman Europe JV includes both its direct 5.1% interest as well as its indirect interest that is held through its 14.2% interest in the Gramercy European Property Fund, and the Company’s equity interest in the Gramercy European Property Fund represents its interest in all of the properties owned by the Gramercy European Property Fund except for the properties in the Goodman Europe JV.

2.	Excludes the Gramercy European Property Fund’s 94.9% interest in the Goodman Europe JV.

3.	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

4.	Includes basis adjustments that were recorded by the Company to adjust the unconsolidated equity investments to fair value upon closing of the Merger.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

The balance sheets for the Company’s unconsolidated equity investments at December 31, 2016 are as follows:

	Gramercy European Property Fund [1]
	Goodman Europe JV	Gramercy European Property Fund [2]	Total	Strategic Office Partners	Goodman UK JV	CBRE Strategic Partners Asia	Other [3]
Assets:
Real estate assets, net [4]	$285,087	$347,069	$632,156	$149,484	$25,128	$87,852	$49,580
Other assets	86,273	63,523	149,796	42,323	6,650	12,247	3,020
Total assets	$371,360	$410,592	$781,952	$191,807	$31,778	$100,099	$52,600
Liabilities and members' equity:
Mortgages payable	$174,269	$215,980	$390,249	$121,894	$—	$—	$39,730
Other liabilities	7,778	19,940	27,718	4,347	934	14,383	3,259
Total liabilities	182,047	235,920	417,967	126,241	934	14,383	42,989
Gramercy Property Trust equity	12,734	41,116	53,850	15,872	25,309	4,145	2,631
Other members' equity	176,579	133,556	310,135	49,694	5,535	81,571	6,980
Liabilities and members' equity	$371,360	$410,592	$781,952	$191,807	$31,778	$100,099	$52,600

1.
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

2.	Excludes the Gramercy European Property Fund’s 94.9% interest in the Goodman Europe JV.

3.	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

4.	Includes basis adjustments that were recorded by the Company to adjust the unconsolidated equity investments to fair value upon closing of the Merger.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

Certain real estate assets in the Company’s unconsolidated equity investments are subject to mortgage loans. The following is a summary of the secured financing arrangements within the Company’s unconsolidated equity investments as of March 31, 2017:

						Outstanding Balance [2]
Property	Unconsolidated Equity Investment	Economic Ownership		Interest Rate [1]	Maturity Date	March 31, 2017	December 31, 2016
Strategic Office Partners portfolio [3]	Strategic Office Partners	25.0%		3.83%	10/7/2019	$145,800	$125,000
Durrholz, Germany	Gramercy European Property Fund	14.2%		1.52%	3/31/2020	12,303	12,289
Venray, Germany	Gramercy European Property Fund	14.2%		3.32%	12/2/2020	13,149	13,015
Lille, France	Gramercy European Property Fund	14.2%		3.13%	12/17/2020	27,429	27,081
Carlisle, United Kingdom	Gramercy European Property Fund	14.2%		3.32%	2/19/2021	10,620	10,443
Oud Beijerland, Netherlands	Gramercy European Property Fund	14.2%		2.09%	12/30/2022	8,148	8,077
Zaandam, Netherlands	Gramercy European Property Fund	14.2%		2.08%	12/30/2022	11,749	11,647
Kerkrade, Netherlands	Gramercy European Property Fund	14.2%		2.08%	12/30/2022	9,706	9,622
Friedrichspark, Germany	Gramercy European Property Fund	14.2%		2.08%	12/30/2022	8,770	8,694
Fredersdorf, Germany	Gramercy European Property Fund	14.2%		2.08%	12/30/2022	11,345	11,247
Breda, Netherlands	Gramercy European Property Fund	14.2%		1.90%	12/30/2022	10,035	9,948
Juechen, Germany	Gramercy European Property Fund	14.2%		1.89%	12/30/2022	19,017	18,852
Piaseczno, Poland	Gramercy European Property Fund	14.2%		1.98%	12/30/2022	8,212	8,141
Strykow, Poland	Gramercy European Property Fund	14.2%		1.98%	12/30/2022	19,335	19,167
Uden, Netherlands	Gramercy European Property Fund	14.2%		1.98%	12/30/2022	8,992	8,913
Rotterdam, Netherlands	Gramercy European Property Fund	14.2%		1.89%	12/30/2022	7,700	7,633
Frechen, Germany	Gramercy European Property Fund	14.2%		1.49%	12/30/2022	6,101	6,043
Meerane, Germany	Gramercy European Property Fund	14.2%		1.35%	12/30/2022	10,236	10,138
Amsterdam, Netherlands	Gramercy European Property Fund	14.2%		1.59%	12/30/2022	3,123	3,093
Tiel, Netherlands	Gramercy European Property Fund	14.2%		1.59%	12/30/2022	9,262	9,174
Netherlands portfolio [4]	Gramercy European Property Fund	14.2%		3.02%	6/28/2023	13,581	13,409
Kutno, Poland	Gramercy European Property Fund	14.2%		1.91%	7/21/2023	5,965	5,890
European Facility 1 [5]	Goodman Europe JV	18.6%	[6]	0.90%	11/16/2023	31,957	31,551
European Facility 2 [5]	Goodman Europe JV	18.6%	[6]	1.75%	11/16/2023	108,289	106,917
Utrecht, Netherlands	Gramercy European Property Fund	14.2%		1.95%	1/16/2024	36,616	—
Worksop, United Kingdom	Gramercy European Property Fund	14.2%		3.94%	10/20/2026	10,668	10,551
Somerset, NJ	Philips JV	25.0%		6.90%	9/11/2035	39,557	39,730
Total mortgage notes payable						$607,665	$546,265
Net deferred financing costs and net debt premium						134	5,608
Total mortgage notes payable, net						$607,799	$551,873

1.
Represents the current effective rate as of March 31, 2017, including the swapped interest rate for loans that have interest rate swaps. The current interest rate is not adjusted to include the amortization of fair market value premiums or discounts.

2.	Mortgage loans amounts are presented at 100.0% of the amount in the unconsolidated equity investment.

3.	There are seven properties under this mortgage loan.

4.	There are five properties under this mortgage loan.

5.	There are eight properties under this loan facility.

6.
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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

The statements of operations for the Company’s unconsolidated equity investments for the three months ended March 31, 2017 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	Gramercy European Property Fund [1]
	Goodman Europe JV	Gramercy European Property Fund [2]	Total	Strategic Office Partners	Goodman UK JV	CBRE Strategic Partners Asia	Other [3]
Revenues	$4,955	$10,118	$15,073	$5,526	$295	$(2,445)	$1,114
Operating expenses	922	2,951	3,873	1,474	302	418	158
Interest expense	672	1,474	2,146	1,510	—	—	641
Depreciation and amortization	2,021	4,473	6,494	2,503	375	—	333
Total expenses	3,615	8,898	12,513	5,487	677	418	1,132
Net income (loss) from operations	1,340	1,220	2,560	39	(382)	(2,863)	(18)
Gain (loss) on derivatives	—	1,221	1,221	(349)	—	—	—
Provision for taxes	(17)	146	129	—	(8)	—	—
Net income (loss)	$1,323	$2,587	$3,910	$(310)	$(390)	$(2,863)	$(18)
Company's share in net income (loss)	$67	$446	$513	$(15)	$(312)	$(146)	$(9)
Adjustments for REIT basis	(36)	—	(36)	—	(89)	—	—
Company's equity in net income (loss) within continuing operations	$31	$446	$477	$(15)	$(401)	$(146)	$(9)

1.
As of and for the three months ended March 31, 2017, the Company had a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund. For the three months ended March 31, 2017, the Company’s equity in net income (loss) of the entities is based on these ownership interest percentages during the period.

2.	Excludes the results of the Gramercy European Property Fund’s 94.9% interest in the Goodman Europe JV, as the Goodman Europe JV is separately presented.

3.	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

The statements of operations for the Company’s unconsolidated equity investments for the three months ended March 31, 2016 or partial period for acquisitions or dispositions which closed during these periods, are as follows:

	Goodman Europe JV	Gramercy European Property Fund	Goodman UK JV	Duke JV	Other [1]
Revenues	$6,121	$5,057	$4,284	$10,536	$301
Operating expenses	862	502	287	2,991	712
Acquisition expenses	—	666	—	—	—
Interest expense	923	927	—	436	729
Depreciation and amortization	2,290	2,345	750	3,729	333
Total expenses	4,075	4,440	1,037	7,156	1,774
Net income (loss) from operations	2,046	617	3,247	3,380	(1,473)
Loss on derivatives	—	(3,814)	—	—	—
Loss on extinguishment of debt	—	—	—	(7,962)	—
Net gain on disposals	—	—	—	38,535	—
Provision for taxes	—	(315)	—	—	—
Net income (loss)	$2,046	$(3,512)	$3,247	$33,953	$(1,473)
Company's share in net income (loss)	$1,637	$(695)	$2,597	$27,162	$(79)
Adjustments for REIT basis	(486)	—	(270)	(32,621)	—
Company's equity in net income (loss) within continuing operations	$1,151	$(695)	$2,327	$(5,459)	$(79)

1.	Includes the Philips JV, the Morristown JV, European Fund Carry Co., and CBRE Strategic Partners Asia.
6. Debt Obligations
Secured Debt
Mortgage Loans
Certain real estate assets are subject to mortgage loans. During the three months ended March 31, 2017, the Company assumed $3,680 of non-recourse mortgages in connection with one real estate acquisition. During the year ended December 31, 2016, the Company assumed $244,188 of non-recourse mortgages in connection with 27 real estate acquisitions.
During the three months ended March 31, 2017, the Company refinanced the debt on two properties encumbered by a mortgage loan, subsequently transferred the mortgage on these two properties to the buyer of the properties, and, as a result, recorded a net loss on the early extinguishment of debt of $208. During the three months ended March 31, 2016, the Company paid off the debt on six properties encumbered by mortgage loans and transferred one property encumbered by a mortgage loan, and as a result, the Company recorded a net loss on the early extinguishment of debt of $3,827, including a net gain on extinguishment of debt of $1,930 within discontinued operations. The gains and losses recorded for extinguishments of debt are related to unamortized deferred financing costs and mortgage premiums (discounts) that were immediately expensed upon termination as well as early termination fees incurred. The Company’s mortgage loans include a series of financial and other covenants with which the Company must comply in order to borrow under them. The Company was in compliance with the covenants under the mortgage loan facilities as of March 31, 2017.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

The following is a summary of the Company’s secured financing arrangements as of March 31, 2017:

Property	Interest Rate [1]	Maturity Date	Outstanding Balance
			March 31, 2017	December 31, 2016
Buford, GA	4.67%	7/1/2017	$15,393	$15,512
Woodcliff Lake, NJ	3.04%	9/15/2017	35,024	35,366
Logistics Portfolio - Pool 2 [2]	4.48%	1/1/2018	36,139	36,279
Dallas, TX [3]	3.05%	3/1/2018	9,485	9,540
Cincinnati, KY [3]	3.29%	3/1/2018	6,590	6,628
Jacksonville, FL [3]	3.05%	3/1/2018	6,813	6,852
Phoenix, AZ [3]	3.05%	3/1/2018	4,097	4,120
Minneapolis, MN [3]	3.05%	3/1/2018	5,967	6,001
Ames, IA	5.05%	5/1/2018	16,312	16,436
Columbus, OH	3.57%	5/31/2018	19,474	19,708
Greenwood, IN	3.59%	6/15/2018	7,392	7,436
Greenfield, IN	3.63%	6/15/2018	5,974	6,010
Logistics Portfolio - Pool 3 [2]	3.96%	8/1/2018	43,300	43,300
Philadelphia, PA	4.99%	1/1/2019	12,232	12,328
Columbus, OH	3.94%	1/31/2019	5,862	5,908
Bridgeview, IL	3.90%	5/1/2019	5,971	6,014
Spartanburg, SC	3.20%	6/1/2019	929	1,025
Charleston, SC	3.11%	8/1/2019	856	986
Lawrence, IN	5.02%	1/1/2020	20,545	20,703
Charlotte, NC	3.28%	1/1/2020	2,051	2,217
Hawthorne, CA	3.52%	8/1/2020	17,556	17,638
Charleston, SC	2.97%	10/1/2020	925	984
Charleston, SC	3.37%	10/1/2020	925	984
Charleston, SC	3.32%	10/1/2020	941	1,001
Charlotte, NC	3.38%	10/1/2020	802	853
Des Plaines, IL	5.54%	10/31/2020	2,444	2,463
Waco, TX	4.75%	12/19/2020	15,113	15,187
Deerfield, IL	3.71%	1/1/2021	10,716	10,804
Winston-Salem, NC	3.41%	6/1/2021	3,992	4,199
Winston-Salem, NC	3.42%	7/1/2021	1,320	1,388
Logistics Portfolio - Pool 1 [2]	4.29%	1/1/2022	38,842	39,002
CCC Portfolio [2]	4.46%	10/6/2022	23,162	23,280
Durham, NC	4.02%	9/6/2024	3,680	—
Logistics Portfolio - Pool 4 [2]	4.36%	12/5/2022	79,500	79,500
KIK USA Portfolio [2]	4.63%	7/6/2023	7,376	7,450
Yuma, AZ	5.27%	12/6/2023	12,007	12,058
Allentown, PA	5.16%	1/6/2024	22,979	23,078
Spartanburg, SC	3.72%	2/1/2024	6,183	6,360
Charleston, SC	3.80%	2/1/2025	6,497	6,658
Hackettstown, NJ	4.95%	3/6/2026	9,550	9,550
Hutchins, TX	7.65%	6/1/2029	22,476	22,764
KIK Canada Portfolio [2]	3.57%	5/5/2019	—	7,914
Total mortgage notes payable			$547,392	$555,484
Net deferred financing costs and net debt premium			2,532	3,158
Total mortgage notes payable, net			$549,924	$558,642

1.
Represents the interest rate as of March 31, 2017 or date of extinguishment if loan was extinguished during the period, that was recorded for financial reporting purposes, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

2.
There are five properties under the Logistics Portfolio - Pool 2 loan, two properties under the Logistics Portfolio - Pool 3 loan, three properties under the Logistics Portfolio - Pool 1 loan, five properties under the CCC Portfolio loan, six properties under the Logistics Portfolio - Pool 4 loan, three properties under the KIK USA Portfolio loan, and two properties under the KIK Canada Portfolio loan.

3.	These five mortgage loans are cross-collateralized.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

Unsecured Debt
2015 Credit Facility and Term Loans
In December 2015, the Company entered into an agreement, or the Credit Agreement, for a new $1,900,000 credit facility, or the 2015 Credit Facility, consisting of an $850,000 senior unsecured revolving credit facility, or the 2015 Revolving Credit Facility, and $1,050,000 term loan facility with JPMorgan Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated and terminated Legacy Gramercy's 2014 Credit Facility. The 2015 Revolving Credit Facility consists of a $750,000 U.S. dollar revolving credit facility and a $100,000 multicurrency revolving credit facility. The 2015 Revolving Credit Facility matures in January 2020, but may be extended for two additional six month periods upon the payment of applicable fees and satisfaction of certain customary conditions. The term loan facility, or the 2015 Term Loan, consists of a $300,000 term loan facility that matures in January 2019 with one 12-month extension option, or the 3-Year Term Loan, and a $750,000 term loan facility that matures in January 2021, or the 5-Year Term Loan.
Outstanding borrowings under the 2015 Revolving Credit Facility incur interest at a floating rate based upon, at the Company’s option, either (i) adjusted London Interbank Offered Rate, or LIBOR, plus an applicable margin ranging from 0.875% to 1.55%, depending on the Company’s credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0.00% to 0.55%, depending on the Company’s credit ratings. The Company is also required to pay quarterly in arrears a 0.125% to 0.30% facility fee, depending on the Company's credit ratings, on the total commitments under the 2015 Revolving Credit Facility. Outstanding borrowings under the 2015 Term Loan incur interest at a floating rate based upon, at the Company’s option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.90% to 1.75%, depending on the Company’s credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0.00% to 0.75%, depending on the Company’s credit ratings. The alternate base rate is the greater of (x) the prime rate announced by JPMorgan Chase Bank, N.A., (y) 0.50% above the Federal Funds Effective Rate and (z) the adjusted LIBOR for a one-month interest period plus 1.00%.
In December 2015, the Company also entered into a new $175,000 seven-year unsecured term loan with Capital One, N.A., or the 7-Year Term Loan, which matures in January 2023. Outstanding borrowings under the 7-Year Term Loan incur interest at a floating rate based upon, at the Company’s option, either (i) adjusted LIBOR plus an applicable margin ranging from 1.30% to 2.10%, depending on the Company’s credit ratings, or (iii) the alternate base rate plus an applicable margin ranging from 0.30% to 1.10%, depending on the Company’s credit ratings. The alternate base rate is the greatest of (x) the prime rate announced by Capital One, (y) 0.50% above the Federal Funds Effective Rate, and (z) the adjusted LIBOR for a one-month interest period plus 1.00%.
The Company’s unsecured borrowing facilities include a series of financial and other covenants that the Company has to comply with in order to borrow under the facilities. The Company was in compliance with the covenants under the facilities as of March 31, 2017. Refer to the table at the end of Note 6 for specific terms and the Company’s outstanding borrowings under the facilities.
Senior Unsecured Notes
During 2016 and 2015, the Company issued and sold $400,000 and $100,000 aggregate principal amount of senior unsecured notes payable, respectively, in private placements, which have maturities ranging from 2022 through 2026 and bear interest semiannually at rates ranging from 3.89% to 4.97%. Refer to the table later in Note 6 for specific terms of the Company's Senior Unsecured Notes.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

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
As of March 31, 2017, the Exchangeable Senior Notes have a current exchange rate of 14.0843 units of Merger consideration, where one unit of Merger consideration represents 3.1898 of the Company's common shares, or approximately 44.9261 of the Company's common shares for each $1.0 principal amount of the Exchangeable Senior Notes, representing an exchange price of $22.26 per common share of the Company. The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689. The discount is being amortized to interest expense over the expected life of the Exchangeable Senior Notes. As of March 31, 2017 and December 2016, the Exchangeable Senior Notes were recorded as a liability at carrying value of $109,488 and $108,832, respectively, net of unamortized discount and deferred financing costs of $5,512 and $6,168, respectively. The fair value of the Exchangeable Senior Notes’ embedded exchange option of $11,726 was recorded in additional paid-in-capital within shareholders’ equity as of March 31, 2017 and December 31, 2016.
The terms of the Company’s unsecured debt obligations and outstanding balances as of March 31, 2017 and December 31, 2016 are set forth in the table below:

	Stated Interest Rate	Effective Interest Rate [1]	Maturity Date	Outstanding Balance
				March 31, 2017	December 31, 2016
2015 Revolving Credit Facility - U.S. dollar tranche	1.95%	1.95%	1/8/2020	$55,000	$—
2015 Revolving Credit Facility - Multicurrency tranche	1.02%	1.02%	1/8/2020	66,759	65,837
3-Year Term Loan	2.10%	2.33%	1/8/2019	300,000	300,000
5-Year Term Loan	2.10%	2.70%	1/8/2021	750,000	750,000
7-Year Term Loan	2.31%	3.34%	1/9/2023	175,000	175,000
2015 Senior Unsecured Notes	4.97%	5.07%	12/17/2024	150,000	150,000
2016 Senior Unsecured Notes	3.89%	4.00%	12/15/2022	150,000	150,000
2016 Senior Unsecured Notes	4.26%	4.38%	12/15/2025	100,000	100,000
2016 Senior Unsecured Notes	4.32%	4.43%	12/15/2026	100,000	100,000
Exchangeable Senior Notes	3.75%	6.36%	3/15/2019	115,000	115,000
Total unsecured debt				1,961,759	1,905,837
Net deferred financing costs and net debt discount				(8,988)	(9,704)
Total unsecured debt, net				$1,952,771	$1,896,133

1.
Represents the rate at which interest expense is recorded for financial reporting purposes as of March 31, 2017, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

Combined aggregate principal maturities of the Company’s unsecured debt obligations, non-recourse mortgages, and Exchangeable Senior Notes, in addition to associated interest payments, as of March 31, 2017 are as follows:

	2015 Revolving Credit Facility	Term Loans	Mortgage Notes Payable [1]	Senior Unsecured Notes	Exchangeable Senior Notes	Interest Payments [2]	Total
April 1 to December 31, 2017	$—	$—	$61,474	$—	$—	$65,562	$127,036
2018	—	—	170,819	—	—	80,435	251,254
2019	—	300,000	33,672	—	115,000	70,155	518,827
2020	121,759	—	60,103	—	—	65,605	247,467
2021	—	750,000	16,364	—	—	39,682	806,046
Thereafter	—	175,000	204,960	500,000	—	89,275	969,235
Above market interest	—	—	—	—	—	(6,456)	(6,456)
Total	$121,759	$1,225,000	$547,392	$500,000	$115,000	$404,258	$2,913,409

1.	Mortgage loan payments reflect accelerated repayment dates, when applicable, pursuant to related loan agreement.

2.	Interest payments do not reflect the effect of interest rate swaps.
7. Leasing Agreements
The Company’s properties are leased to tenants under operating leases with expiration dates extending through the year 2039. These leases generally contain rent increases and renewal options.
Future minimum rental revenues under non-cancelable leases excluding reimbursements for operating expenses as of March 31, 2017 are as follows:

Operating Leases
April 1 to December 31, 2017	$289,129
2018	385,259
2019	358,794
2020	330,608
2021	305,318
Thereafter	1,615,136
Total minimum lease rental income	$3,284,244
8. Transactions with Trustee Related Entities and Related Parties
In December 2016, the Company sold its 5.1% interest in one property located in Lille, France held by the Goodman Europe JV to the Gramercy European Property Fund, in which the Company has a 14.2% ownership interest, for gross proceeds of $2,662 (€2,563).
On June 30, 2016, the Company sold 74.9% of its outstanding 80.0% interest in the Goodman Europe JV to the Gramercy European Property Fund, in which the Company has a 14.2% interest as of March 31, 2017. The Company has made cumulative contributions of $55,892 (€50,000) to the Gramercy European Property Fund and has a remaining funding commitment of $13,315 (€12,500) as of March 31, 2017. The Company’s CEO, who is on the board of directors, also has capital commitments to the investment, as noted below. The Company sold 74.9% of its interest in the Goodman

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

Europe JV to the Gramercy European Property Fund for gross proceeds of $148,884 (€134,336), based on third-party valuations for the underlying properties. The Company’s sale of 74.9% of its interest in the Goodman Europe JV resulted in the Company recording a gain of $5,341 during the period, primarily related to depreciation and amortization recorded since Merger closing date. Following the sale transaction, the Company has a 5.1% continuing direct interest in the Goodman Europe JV. The transaction was entered into in order to achieve efficiencies from the combination of the two European platforms.
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
March 31, 2017

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
The following table presents the carrying value in the financial statements and approximate fair value of assets and liabilities measured on a recurring and nonrecurring basis at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Interest rate swaps	$8,010	$8,010	$3,769	$3,769
Retained CDO Bonds	$4,828	$4,828	$11,906	$11,906
Investment in CBRE Strategic Partners Asia	$3,999	$3,999	$4,145	$4,145
Real estate investments [1]	$46,188	$46,188	$2,413	$2,413
Financial liabilities:
Interest rate swaps	$517	$517	$700	$700
Long-term debt
2015 Revolving Credit Facility [2]	$121,759	$113,887	$65,837	$65,897
3-Year Term Loan [2]	$300,000	$298,894	$300,000	$300,213
5-Year Term Loan [2]	$750,000	$744,112	$750,000	$750,959
7-Year Term Loan [2]	$175,000	$176,653	$175,000	$172,850
Mortgage notes payable [2]	$549,924	$559,553	$558,642	$567,705
Senior Unsecured Notes [2]	$496,524	$500,598	$496,464	$498,650
Exchangeable Senior Notes [2]	$109,488	$116,382	$108,832	$115,625

1.
Amounts as of March 31, 2017 and December 31, 2016 represent two and one real estate investments, respectively, that were impaired during the three months ended March 31, 2017 and the year ended December 31, 2016, respectively, and were owned as of the end of the respective reporting periods.

2.	Long-term debt instruments are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.
The following methods and assumptions were used to estimate the fair value of each class of assets and liabilities for which it is practicable to estimate the value:
Cash and cash equivalents, accrued interest, and accounts payable: These balances in the Condensed Consolidated Financial Statements reasonably approximate their fair values due to the short maturities of these items.
Retained CDO Bonds: Non-investment grade, subordinate CDO bonds, preferred shares and ordinary shares are presented in other assets on the Condensed Consolidated Financial Statements at fair value, which is determined using an internally developed discounted cash flow model.
CBRE Strategic Partners Asia: The investment manager of CBRE Strategic Partners Asia applies valuation techniques for the Company’s investment carried at fair value based upon the application of the income approach, the direct market comparison approach, the replacement cost approach or third-party appraisals to the underlying assets

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

held in the unconsolidated entity in determining the net asset value attributable to the Company’s ownership interest therein. Refer to Note 5 for more information on this investment.
Real estate investments: Real estate investments impaired during a period are reported at estimated fair value and real estate investments impaired during a period that are classified as held for sale as of the end of the period are reported at estimated fair value less costs to sell.
Derivative instruments: The Company’s derivative instruments, which are comprised of interest rate swap agreements, are carried at fair value in the Condensed Consolidated Financial Statements based upon third-party valuations. Derivative fair values are presented within other assets or other liabilities, depending on the balance at the end of the period. Changes in fair value of derivative instruments that represent realized gains (losses) are recorded within interest expense on the Condensed Consolidated Statements of Operations. Refer to Note 10 for more information on the derivative instruments.
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
Disclosure about fair value measurements is based on pertinent information available to the Company at the reporting date. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since March 31, 2017 and December 31, 2016, and current estimates of fair value may differ significantly from the amounts presented herein.
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
March 31, 2017

Assets and liabilities measured at fair value on a recurring basis and on a non-recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At March 31, 2017	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds	$4,828	$—	$—	$4,828
Real estate investments	46,188	—	—	46,188
Investment in CBRE Strategic Partners Asia	3,999	—	—	3,999
Interest rate swaps	8,010	—	—	8,010
	$63,025	$—	$—	$63,025
Financial Liabilities:
Interest rate swaps	$(517)	$—	$—	$(517)
	$(517)	$—	$—	$(517)

At December 31, 2016	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds	$11,906	$—	$—	$11,906
Real estate investments	2,413	—	—	2,413
Investment in CBRE Strategic Partners Asia	4,145	—	—	4,145
Interest rate swaps	3,769	—	—	3,769
	$22,233	$—	$—	$22,233
Financial Liabilities:
Interest rate swaps	$(700)	$—	$—	$(700)
	$(700)	$—	$—	$(700)
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

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

The approaches include the income approach, direct market comparison approach and the replacement cost approach for newer properties. For investments owned more than one year, except for investments under construction or incurring significant renovation, CBRE Strategic Partners Asia obtains a third-party appraisal. For investments in real estate under construction or incurring significant renovation, the valuation analysis is prepared by the investment manager of CBRE Strategic Partners Asia. The valuations are most sensitive to the unobservable inputs of discount rates, as well as capitalization rates an expected future cash flows, and significant increases (decreases) in these inputs would result in a significantly lower (higher) fair value measurement. The fund’s term ended in January 2017 and commencement of the fund's liquidation was filed in early February 2017. The fund will wind up over the succeeding 24 months.
Real estate investments: Real estate investments impaired during a period are reported at estimated fair value and real estate investments impaired during a period that are classified as held for sale as of the end of the period are reported at estimated fair value less costs to sell. The fair value of real estate investments and their related lease intangibles is determined using third-party valuation support, including purchase-sale contracts and other available market information. Key assumptions in the valuations, to which the fair value determinations are most sensitive, include discount and capitalization rates as well as expected future cash flows. Significant increases (decreases) in these inputs would result in a significantly lower (higher) fair value measurement. As the inputs are unobservable, the Company determined the inputs used to value this liability falls within Level III for fair value reporting.
Derivative instruments: Interest rate swaps are valued with the assistance of a third-party derivative specialist using a discounted cash flow model, which requires a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs which require significant judgment such as the credit valuation adjustments due to the risk of nonperformance by both the Company and its counterparties. The most significant unobservable input in the fair valuation of derivative instruments is the credit valuation adjustment as it requires significant management judgment regarding changes in the credit risk of the Company or its counterparties, however the primary driver of the fair value of the interest rate swaps is the forward interest rate curve.
Total unrealized gains (losses) from derivatives for the three months ended March 31, 2017 and 2016 were $4,378 and $(22,189), respectively, in accumulated other comprehensive income (loss).
Fair Value on a Recurring Basis
Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a recurring basis as of March 31, 2017 are as follows:

Financial Asset (Liability)	Fair Value	Valuation Technique	Unobservable Inputs	Range
Non-investment grade, subordinate CDO bonds	$4,828	Discounted cash flows	Discount rate	16.5%
Interest rate swaps [1]	$7,493	Hypothetical derivative method	Credit borrowing spread	135 to 230 basis points
Investment in CBRE Strategic Partners Asia	$3,999	Discounted cash flows	Discount rate	20.0%

1.	Fair value includes interest rate swap liabilities with an aggregate value of $517.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

The following rollforward table reconciles the beginning and ending balances of financial assets (liabilities) measured at fair value on a recurring basis using Level III inputs as of March 31, 2017:

	Retained CDO Bonds	Investment in CBRE Strategic Partners Asia	Interest Rate Swaps	Total Financial Assets (Liabilities) - Level III
Balance at January 1, 2017	$11,906	$4,145	$3,069	$19,120
Amortization of discounts or premiums	632	—	—	632
Adjustments to fair value:
Ineffective portion of change in derivative instruments	—	—	46	46
Unrealized gain on derivatives	—	—	4,378	4,378
Unrealized loss in other comprehensive income from fair value adjustment	(2,820)	—	—	(2,820)
Other-than-temporary impairments	(4,890)	—	—	(4,890)
Total loss on fair value adjustments	—	(146)	—	(146)
Balance at March 31, 2017	$4,828	$3,999	$7,493	$16,320
Fair Value on a Non-Recurring Basis
The Company measured its real estate investments that were impaired during the period on a non-recurring basis at estimated fair value based on the respective selling prices as of March 31, 2017 and December 31, 2016. The Company recorded impairment on these assets as a result of a change in intent to hold the real estate investments. The Company had two assets in this classification recorded at $46,188 as of March 31, 2017 and one asset in this classification recorded at $2,413 as of December 31, 2016.
10. Derivatives and Non-Derivative Hedging Instruments
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
The Company recognizes all derivatives on the Condensed Consolidated Balance Sheets at fair value within other assets or other liabilities, depending on the balance at the end of the period. Derivatives that are not designated as hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

Derivative accounting may increase or decrease reported net income and shareholders’ equity prospectively, depending on future levels of the LIBOR swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.
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
The Company’s derivatives and hedging instruments as of March 31, 2017 are as follows:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap - Waco	1 mo. USD-LIBOR-BBA	15,113 USD	4.55%	12/19/2013	12/19/2020	$(356)
Interest Rate Swap - Atrium I	1 mo. USD-LIBOR-BBA	19,474 USD	1.78%	8/16/2011	5/31/2018	(108)
Interest Rate Swap - Easton III	1 mo. USD-LIBOR-BBA	5,862 USD	1.95%	8/16/2011	1/31/2019	(52)
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.22%	12/19/2016	12/17/2018	371
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.23%	12/19/2016	12/17/2018	364
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.24%	12/19/2016	12/17/2018	345
Interest Rate Swap - 5-Year Term Loan	1 mo. USD-LIBOR-BBA	750,000 EUR	1.60%	12/17/2015	12/17/2020	5,328
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	175,000 EUR	1.82%	12/17/2015	1/9/2023	1,601
Net Investment Hedge in EUR-denominated investments	USD-EUR exchange rate	45,000 GBP	N/A	9/28/2015	N/A	—
Net Investment Hedge in GBP-denominated investments	USD-GBP exchange rate	15,000 GBP	N/A	7/15/2016	N/A	—
Total hedging instruments						$7,493
As of March 31, 2017, the Company’s derivative instruments consist of interest rate swaps, which are cash flow hedges. Through its interest rate swaps, the Company is hedging exposure to variability in future interest payments on its debt facilities. At March 31, 2017, the Company's interest rate swap derivative instruments were reported in other assets at fair value of $8,010 and in other liabilities at fair value of $(517). Swap gain (loss) of $46 and $(1,830), was recognized in interest expense in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, respectively, with respect to interest rate swap hedge ineffectiveness, or to amounts excluded from ineffectiveness, which relates to the off-market financing element associated with certain derivatives. During the three months ended March 31, 2017 and 2016, the Company reclassified $268 and $315, respectively, from accumulated other comprehensive income (loss) into interest expense related to a derivative terminated in 2015. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, the Company expects that $3,536 will be reclassified from other comprehensive income as an increase in interest expense for the Company’s interest rate swaps as of March 31, 2017. Additionally, the Company will recognize $2,382

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

in interest expense on a straight-line basis over the remaining original term of terminated swaps through June 2019, representing amortization of the remaining accumulated other comprehensive income balance related to the swap, and of this amount $1,087 will be recognized in interest expense during the next 12 months.
The Company hedges its investments based in foreign currencies using non-derivative net investment hedges in conjunction with borrowings under the multicurrency tranche of its 2015 Revolving Credit Facility. The Company’s non-derivative net investment hedge on its euro-denominated investments, which was entered into in September 2015, is used to hedge exposure to changes in the euro U.S. dollar exchange rate underlying its unconsolidated equity investments in the Gramercy European Property Fund and the Goodman Europe JV, both of which have euros as their functional currency. The Company’s non-derivative net investment hedge on its British pound sterling-denominated investments, which was entered into in July 2016, is used to hedge exposure to changes in the British pound sterling U.S. dollar exchange rate underlying its unconsolidated equity investment in the Goodman UK JV and its wholly-owned property in Coventry, UK until its disposition in December 2016, both of which have British pounds sterling as their functional currency. At March 31, 2017, the non-derivative net investment hedge value is reported at carrying value as a net liability of $66,759, which is included in the balance of the senior unsecured revolving credit facility on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2017 and 2016, the Company recorded a net loss of $923 and $1,036, respectively, in other comprehensive income (loss) from the impact of exchange rates related to the non-derivative net investment hedges. When the non-derivative net investments being hedged are sold or substantially liquidated, the balance of the translation adjustment accumulated in other comprehensive income will be reclassified into earnings.
11. Shareholders’ Equity (Deficit)
As of March 31, 2017 and December 31, 2016, the Company's authorized capital shares consists of 500,000,000 shares of beneficial interest, $0.01 par value per share, of which the Company is authorized to issue up to 490,000,000 common shares of beneficial interest, $0.01 par value per share, or common shares, and 10,000,000 preferred shares of beneficial interest, $0.01 par value per share, or preferred shares. As of March 31, 2017, 141,522,527 common shares and 3,500,000 preferred shares were issued and outstanding.
In December 2016, the Company's board of trustees approved a 1-for-3 reverse share split of its common shares and outstanding OP Units. The reverse share split was effective after the close of trading on December 30, 2016 and the Company's common shares began trading on a reverse-split-adjusted basis on the NYSE on January 3, 2017.
In February 2017, the Company’s board of trustees authorized and the Company declared a dividend of $0.375 per common share for the first quarter of 2017, which was paid on April 14, 2017 to holders of record as of March 31, 2017.
Dividend Reinvestment Plan
In June 2016, the Company adopted a dividend reinvestment plan, or DRIP, under which shareholders may use their dividends and optional cash payments to purchase additional common shares of the Company. In August 2016, the Company registered 3,333,333 common shares related to the DRIP. During the three months ended March 31, 2017, 2,976 shares were issued under the DRIP and as of March 31, 2017 there were 3,329,660 shares available for issuance under the DRIP.
Share Repurchase Program

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

In February 2016, the Company’s board of trustees approved a share repurchase program authorizing the Company to repurchase up to $100,000 of the Company’s outstanding common shares. As of March 31, 2017, the Company had not repurchased any shares under the share repurchase program.
At-The-Market Equity Offering Program
In July 2016, the Company’s board of trustees approved the establishment of an “at the market” equity issuance program, or ATM Program, pursuant to which the Company may offer and sell common shares with an aggregate gross sales price of up to $375,000. During the three months ended March 31, 2017, the Company sold 731,453 common shares through the ATM Program for net proceeds of $19,700.
Preferred Shares
Holders of the Company's 7.125% Series A Preferred Shares, or Series A Preferred Shares, are entitled to receive annual dividends of $1.78125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after August 15, 2019, the Company can, at its option, redeem the Series A Preferred Shares at par for cash. At March 31, 2017, the Company had 3,500,000 of its Series A Preferred Shares outstanding with a mandatory liquidation preference of $25.00 per share.
Equity Incentive Plans
In June 2016, the Company instituted its 2016 Equity Incentive Plan, which was approved by the Company’s board of trustees and shareholders. As of March 31, 2017, there were 3,343,365 shares available for grant under the 2016 Equity Incentive Plan. The Company accounts for share-based compensation awards using fair value recognition provisions and assumes an estimated forfeiture rate which impacts the amount of compensation cost recognized over the benefit period.
Through March 31, 2017, 908,985 restricted shares had been issued under the equity incentive plans, including the 2016 Equity Incentive Plan and the Company’s previous equity incentive plans, of which 73.1% have vested. Compensation expense of $817 and $483 was recorded for the three months ended March 31, 2017 and 2016, respectively, related to the issuance of restricted shares. Compensation expense of $5,741 will be recorded over the course of the next 33 months representing the remaining weighted average vesting period of equity awards issued under the equity incentive plans as of March 31, 2017. As of March 31, 2017 and December 31, 2016, the Company had 334,689 and 318,807 weighted average restricted shares outstanding, respectively.
Compensation expense of $1,056 and $488 was recorded for the three months ended March 31, 2017 and March 31, 2016, respectively, for the Company's Outperformance Plans. Compensation expense of $6,969 will be recorded over the course of the next 37 months, representing the remaining weighted average vesting period of the awards issued under the Outperformance Plans as of March 31, 2017.
Earnings per Share
The Company presents both basic and diluted earnings per share, or EPS. Basic EPS is computed by dividing net income (loss) available to common shareholders, as adjusted for unallocated earnings attributable to certain participating securities, if any, by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

into common shares, as long as their inclusion would not be anti-dilutive. The two-class method is an earnings allocation methodology that determines earnings per share for common shares and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The Company has certain share-based payment awards that contain nonforfeitable rights to dividends, which are considered participating securities for the purposes of computing earnings per share pursuant to the two-class method, and therefore the Company applies the two-class method in its computation of EPS.
Earnings per share for the three months ended March 31, 2017 and 2016 are computed as follows:

	Three Months Ended March 31,
	2017	2016
Numerator – Income (loss):
Net loss from continuing operations	$(8,072)	$(5,693)
Net income (loss) from discontinued operations	(24)	4,640
Loss before net gain on disposals	(8,096)	(1,053)
Net gain on disposals	17,377	—
Net income (loss)	9,281	(1,053)
Less: Net (income) loss attributable to noncontrolling interest	(154)	120
Less: Nonforfeitable dividends allocated to participating shareholders	(276)	(199)
Less: Preferred share dividends	(1,559)	(1,559)
Net income (loss) available to common shares outstanding	$7,292	$(2,691)
Denominator – Weighted average shares [1]:
Weighted average basic shares outstanding	140,907,399	140,060,405
Effect of dilutive securities:
Unvested non-participating share based payment awards	71,848	—
Options	15,576	—
Exchangeable Senior Notes	880,796	—
Weighted average diluted shares outstanding	141,875,619	140,060,405

1.	Share and per share amounts have been adjusted for the 1-for-3 reverse share split completed on December 30, 2016.
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
For the three months ended March 31, 2016, 961,155 unvested share based payment awards, 5,445 share options, and 458,101 common shares related to outside interests in the Operating Partnership were computed using the treasury share method, which due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the period were anti-dilutive and excluded from Diluted EPS. The weighted average price of the Company’s common shares during the three months ended March 31, 2016 was below the exchange price of the Exchangeable Senior Notes for the period, thus there was no potential dilutive effect of the excess conversion premium and no effect was included in the calculation of Diluted EPS for the three months ended March 31, 2016. For the three months ended ended March 31, 2016, the Company excluded unvested restricted

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

share awards of 259,976 from its weighted average basic shares outstanding due to the net loss from continuing operations excluding amounts attributable to noncontrolling interest and adjusted for preferred dividends declared during the period. For the three months ended March 31, 2017, the net income attributable to the outside interests in the Operating Partnership has been excluded from the numerator and 620,586 of weighted average shares related to the outside interests in the Operating Partnership has been excluded from the denominator for the purpose of calculating Diluted EPS as there would have been no effect had such amounts been included. Refer to Note 13 for more information on the outside interests in the Operating Partnership.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) as of March 31, 2017 and December 31, 2016 is comprised of the following:

	March 31, 2017	December 31, 2016
Net unrealized gain (loss) on derivative securities	$3,938	$(440)
Net unrealized gain on debt instruments	879	3,699
Foreign currency translation adjustments:
Gain on non-derivative net investment hedges [1]	4,245	5,168
Write-off on non-derivative net investment hedge	(652)	(652)
Other foreign currency translation adjustments	(9,638)	(11,252)
Reclassification of accumulated foreign currency translation adjustments due to disposal	(3,737)	(3,737)
Disposition of European investment	1,944	1,944
Reclassification of swap gain into interest expense	1,410	1,142
Total accumulated other comprehensive loss	$(1,611)	$(4,128)

1.	The foreign currency translation adjustment associated with the Company’s non-derivative net investment hedges related to its European investments are included in other comprehensive income (loss).
12. Noncontrolling Interest
Noncontrolling interests represent the outside equity interests in the Company’s Operating Partnership as well as third-party equity interests in the Company’s other consolidated subsidiaries.
Outside equity interests in Operating Partnership
The outside equity interests in the Company’s Operating Partnership include common units of limited partnership interest in the Operating Partnership, or OP Units, and the earned and vested portion of limited partnership interests in the Operating Partnership granted by the Company pursuant to its share-based compensation plans, or LTIP Units, which are convertible on a one-for-one basis into OP Units. The aggregate outstanding noncontrolling interest in the Operating Partnership as of March 31, 2017 represented an interest of approximately 0.40% in the Company. The Company attributes a portion of its net income (loss) during each reporting period to noncontrolling interest based on the weighted average percentage ownership of both OP Unit holders and earned and vested LTIP Unit holders relative to the sum of the Company’s total outstanding common shares, OP Units, and earned and vested LTIP Units.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

OP Units
As of March 31, 2017, 233,023 OP Units were outstanding, which can be redeemed for 233,023 of the Company's shares. During the three months ended March 31, 2017 and the year ended December 31, 2016, 80,816 and 156,452 OP Units, respectively, were converted on a one-for-one basis into common shares of the Company. At March 31, 2017, 233,023 common shares of the Company were reserved for issuance upon redemption of units of limited partnership interest of the Company's Operating Partnership. OP Units are recorded at the greater of cost basis or fair market value based on the closing share price of the Company’s common shares at the end of the reporting period. As of March 31, 2017, the value of the OP units was $6,129.
LTIP Units
As of March 31, 2017, noncontrolling interest owners held 329,759 earned and vested LTIP Units, which, upon conversion into OP Units, can be redeemed for 329,759 of the Company’s common shares. During the three months ended March 31, 2017 and year ended December 31, 2016, there were no earned and vested LTIP Units converted into OP Units or redeemed for common shares of the Company. At March 31, 2017, 329,759 common shares of the Company were reserved for issuance upon conversion of the earned and vested LTIP Units into OP Units and their subsequent redemption for common shares.
Below is the rollforward of the activity relating to the noncontrolling interests in the Operating Partnership as of March 31, 2017:

Noncontrolling Interest
Balance at January 1, 2017	$8,643
Redemption of noncontrolling interests in the Operating Partnership	(2,164)
Net income attribution	34
Fair value adjustments	(296)
Dividends	(88)
Balance at March 31, 2017	$6,129

Interests in Other Operating Partnerships
In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired a 50.0% equity interest in European Fund Manager, which provides investment and asset management services to the Gramercy European Property Fund. European Fund Manager is a consolidated VIE of the Company and is consolidated into its Condensed Consolidated Financial Statements. Refer to Note 2 for further discussion of the VIE and consolidation considerations.
As of March 31, 2017 and December 31, 2016, the value of the Company’s interest in European Fund Manager was $(205) and $(321), respectively. The Company’s interest in European Fund Manager is presented in the equity section of its Condensed Consolidated Balance Sheets.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

13. Commitments and Contingencies
Funding Commitments
During the three months ended March 31, 2017, construction was completed on our build-to-suit property in Round Rock, Texas, which we acquired upon completion in March 2017 for $29,605. The Company is obligated to fund the development of one build-to-suit industrial property as of March 31, 2017, which is located in Summerville, South Carolina and projected to have 240,800 rentable square feet upon completion. The Company’s remaining future commitment for this property as of March 31, 2017 is approximately $24,382.
As of March 31, 2017 and December 31, 2016, the Company has made cumulative contributions to the Gramercy European Property Fund of $55,892 (€50,000). As of March 31, 2017, the Company’s remaining commitment to the Gramercy European Property Fund is $13,315 (€12,500). Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on March 31, 2017, in the case of unfunded commitments.
The Company has committed to fund $100,000 to Strategic Office Partners, of which $18,677 and $16,027 was funded as of March 31, 2017 and December 31, 2016, respectively. See Note 5 for further information on the Gramercy European Property Fund and Strategic Office Partners.
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
Legacy Gramercy, its board of directors, and Chambers were named as defendants in various putative class action lawsuits brought by purported Legacy Gramercy stockholders challenging the Merger. The lawsuits were consolidated into a New York state court action, or the New York Action, and a Maryland state court action, or the Maryland Action. On March 1, 2017, the court entered a Final Order and Judgment approving the settlement, awarding plaintiffs’ attorney fees and expenses, and dismissing the New York Action with prejudice. On March 22, 2017, pursuant to the stipulation of settlement, plaintiffs in the Maryland Action filed a notice of dismissal with prejudice with the Circuit Court for Baltimore County, Maryland, which the court entered on April 11, 2017.
In connection with the Company’s property acquisitions and the Merger, the Company has determined that there is a risk it will have to pay future amounts to tenants related to continuing operating expense reimbursement audits. In 2017, the Company settled the majority of its operating expense reimbursement audits and paid $3,500 pursuant to the settlement in February 2017. As of March 31, 2017, the Company has estimated a range of loss of $0 to $360 and determined that its best estimate of total loss is $360, which is related to the Merger and has been accrued and recorded in other liabilities as of March 31, 2017 and December 31, 2016.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

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
Capital and Operating Ground Leases
Certain properties acquired are subject to ground leases, which are accounted for as operating and capital leases, as applicable. The ground leases have varying ending dates, renewal options and rental rate escalations, with the latest lease extending to June 2053. Future minimum rental payments to be made by the Company under these non-cancelable ground leases, excluding increases resulting from increases in the consumer price index, are as follows:

	Ground Leases - Operating	Ground Leases - Capital	Total
April 1 to December 31, 2017	$1,685	$—	$1,685
2018	2,262	1	2,263
2019	2,271	—	2,271
2020	2,263	—	2,263
2021	2,231	—	2,231
Thereafter	61,857	329	62,186
Total minimum rent expense	$72,569	$330	$72,899
14. Income Taxes
The Company has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute annually at least 90.0% of its ordinary taxable income to its shareholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its shareholders. The Company’s TRSs are subject to federal, state and local taxes.
The asset management agreement with KBS has been terminated effective in the first quarter of 2017, therefore the activity in the Company’s TRS will be immaterial going forward. Consequently, the tax expense from our TRSs for the three months ended March 31, 2017 is immaterial. Prior to 2017, income taxes, primarily related to the Company’s TRSs, were accounted for under the asset and liability method. Deferred tax assets and liabilities were recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities recorded in accordance with GAAP and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities were measured using enacted tax rates in effect for the year in which those temporary differences were expected to be recovered or settled. A valuation allowance was provided if the Company believed it was more likely than not that all or a portion of a deferred tax asset would not be realized. Any increase or decrease in a valuation allowance was included in the tax provision when such a change occurs. The Company recorded $(196) and $703 of income tax expense for the three months ended March 31, 2017 and 2016, respectively.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of March 31, 2017 and December 31, 2016, the Company did not incur any material interest or penalties.
15. Segment Reporting
As of March 31, 2017, the Company has determined that it has two reportable operating segments: Asset Management and Investments/Corporate. The reportable segments are determined based upon the management approach, which looks to the Company’s internal organizational structure. The Company’s lines of business require different support infrastructures. All significant inter-segment balances and transactions have been eliminated.
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
The Company evaluates performance based on the following financial measures for each segment:

	Asset Management	Investments / Corporate	Total Company
Three Months Ended March 31, 2017
Total revenues	$4,584	$125,410	$129,994
Equity in net loss from unconsolidated equity investments	—	(94)	(94)
Total operating and interest expense [1]	(1,603)	(118,696)	(120,299)
Other expenses	(41)	(17,632)	(17,673)
Net income (loss) from continuing operations	$2,940	$(11,012)	$(8,072)

	Asset Management	Investments / Corporate	Total Company
Three Months Ended March 31, 2016
Total revenues	$5,151	$115,394	$120,545
Equity in net loss from unconsolidated equity investments	—	(2,755)	(2,755)
Total operating and interest expense [1]	(5,075)	(111,948)	(117,023)
Other expenses	(384)	(6,076)	(6,460)
Net loss from continuing operations	$(308)	$(5,385)	$(5,693)

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

	Asset Management	Investments / Corporate	Total Company
Total Assets:
March 31, 2017	$14,191	$5,592,669	$5,606,860
December 31, 2016	$21,004	$5,582,523	$5,603,527

1.
Total operating and interest expense includes operating costs on commercial property assets for the Investments/Corporate segment and costs to perform required functions under the management agreement for the Asset Management segment. Depreciation and amortization of $62,217 and $58,248 and provision for taxes of $196 and $(703) for the three months ended March 31, 2017 and 2016, respectively, are included in the amounts presented above.

16. Supplemental Cash Flow Information
The following table represents supplemental cash flow disclosures for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Supplemental cash flow disclosures:
Interest paid	$17,447	$20,638
Income taxes paid	$71	$322
Proceeds from 1031 exchanges from sales of real estate	$23,219	$175,808
Use of funds from 1031 exchanges for acquisitions of real estate	$(23,218)	$(30,308)
Non-cash activity:
Fair value adjustment to noncontrolling interest in the Operating Partnership	$(296)	$1,207
Debt assumed in acquisition of real estate	$3,680	$—
Debt transferred in disposition of real estate	$(10,456)	$(101,432)
Non-cash acquisition of consolidated VIE	$24,930	$—
Dividend reinvestment plan proceeds	$81	$—
Redemption of units of noncontrolling interest in the Operating Partnership for common shares	$(2,164)	$(524)

17. Subsequent Events
In April 2017, the Company closed on the acquisition of two industrial properties which comprise an aggregate 787,074 rentable square feet and are 100.0% occupied for an aggregate purchase price of $51,500 and also closed on the acquisition of a land parcel for $1,000, on which it has committed to construct an industrial facility for an estimated $25,805, with projected completion in October 2017. In April 2017, the Company closed on the disposition of three office properties which comprised an aggregate 208,336 rentable square feet for gross proceeds of $47,030.
On April 26, 2017, the Company completed an underwritten public offering of 10,350,000 common shares, which includes the exercise in full by the underwriters of their option to purchase 1,350,000 additional common shares. The common shares were issued at a public offering price of $27.60 per share and the net proceeds from the offering were approximately $274,234.

Gramercy Property Trust
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, per share and property data)
March 31, 2017

In April 2017, the Company entered into an agreement to sell its 14.2% interest in the Gramercy European Property Fund and its 5.1% interest in the Goodman Europe JV. The transaction is expected to close in the third quarter of 2017; however, there can be no assurances that the transaction will close at all or the amount and timing of the transaction.
In May 2017, the Company declared a second quarter 2017 common dividend of $0.375 per share, payable on July 14, 2017 to shareholders of record as of June 30, 2017. In May 2017, the Company also declared a second quarter 2017 dividend on its 7.125% Series A Preferred Shares in the amount of $0.44531 per share, payable on June 30, 2017 to preferred shareholders of record as of the close of business on June 20, 2017.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited, amounts in thousands, except share, per share and property data)
Overview
Gramercy Property Trust, or the Company or Gramercy, a Maryland real estate investment trust, or REIT, is a leading global investor and asset manager of commercial real estate. We specialize in acquiring and managing high quality, income producing commercial real estate leased to high quality tenants in major markets in the United States and Europe.
We earn revenues primarily through rental revenues on properties that we own in the United States and asset management revenues on properties owned by third parties in the United States and Europe. We also own unconsolidated equity investments in the United States, Europe, and Asia.
As of March 31, 2017, our wholly-owned portfolio consists of 318 properties comprising 66,732,561 rentable square feet with 98.4% occupancy. As of March 31, 2017, we have ownership interests in 48 industrial and office properties which are held in unconsolidated equity investments in the United States and Europe and two properties held through our investment in CBRE Strategic Partners Asia. As of March 31, 2017, our asset management business manages approximately $1,147,000 of commercial real estate assets, primarily on behalf of our joint venture partners, including approximately $918,000 of assets in Europe.
During the three months ended March 31, 2017, we acquired seven properties aggregating 2,257,311 square feet for a total purchase price of approximately $124,672, including the acquisition of a consolidated variable interest entity, or VIE, for $29,605 and the acquisition of a vacant property for $2,400. During the three months ended March 31, 2017, we sold seven properties aggregating 487,872 square feet for total gross proceeds of approximately $51,683.
Prior to December 17, 2015, we were known as Chambers Street Properties, or Chambers. On December 17, 2015, Chambers completed a merger, or the Merger, with Gramercy Property Trust Inc. While Chambers was the surviving legal entity, immediately following consummation of the Merger, we changed our name to “Gramercy Property Trust” and our New York Stock Exchange, or NYSE, trading symbol to “GPT.”
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
We were formed as a Maryland REIT in March 2004 and commenced operations in July 2004 following an initial private placement of our common shares. Our operating partnership, GPT Operating Partnership LP, or the Operating Partnership, is the 100.0% owner of all of its direct and indirect subsidiaries. As of March 31, 2017 third-party holders of limited partnership interests owned approximately 0.40% of the beneficial interest in us. These interests are referred to as the noncontrolling interest in the Operating Partnership. Our Operating Partnership conducts commercial real estate investment business operations and third-party asset management business operations through various wholly-owned entities.
Unless the context requires otherwise, all references to “Company,” “Gramercy,” “we,” “our,” and “us” mean Legacy Gramercy and one or more of its subsidiaries for the periods prior to the Merger closing and Gramercy Property Trust and one or more of its subsidiaries for periods following the Merger closing.

Asset and Property Management
In addition to net leased investing, we also operate a commercial real estate management business for third parties and certain of our joint venture partners. We manage properties for companies including Strategic Office Partners, and the Gramercy European Property Fund. We managed properties for KBS Real Estate Investment Trust, Inc., or KBS, until March 31, 2017 when our management agreement with KBS expired.
We have an integrated asset management platform in order to consolidate responsibility for, and control over, leasing, lease administration, property management, operations, construction management, tenant relationship management and property accounting. To the extent that we provide asset management services for third-party property owners, we provide such services in consultation with and at the direction of such owners.

Results of Operations
Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016
Revenues

	2017	2016	Change
Rental revenue	$103,282	$92,095	$11,187
Third-party management fees	4,592	5,046	(454)
Operating expense reimbursements	20,368	22,582	(2,214)
Other income	1,752	822	930
Total revenues	$129,994	$120,545	$9,449
Equity in net loss of unconsolidated equity investments	$(94)	$(2,755)	$2,661

The increase of $11,187 in rental revenue is due to the increase in our wholly-owned property portfolio of 318 properties as of March 31, 2017 compared to 276 properties as of March 31, 2016.
The decrease of $454 in third-party management fees is primarily attributable to the $1,510 decrease in asset management, property management, and accounting fees earned from our contract with KBS primarily due to property sales from the portfolio subsequent to March 31, 2016, which is partially offset by an increase of $443 in incentive fees earned from KBS as well as an increase of $591 in revenue from our European management platform during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
The decrease of $2,214 in operating expense reimbursements is due to decreases in utility-related expenses, real estate taxes, and miscellaneous operating expenses as well as the related expense reimbursements during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
For the three months ended March 31, 2017, other income is primarily comprised of investment income of $633 and property related income of $1,127. For the three months ended March 31, 2016, other income is primarily comprised of investment income of $381, property related income of $265, and realized foreign currency exchange gain of $105.

Expenses

	2017	2016	Change
Property operating expenses	$23,186	$24,169	$(983)
Property management expenses	3,084	4,521	(1,437)
Depreciation and amortization	62,217	58,248	3,969
General and administrative expenses	8,756	7,722	1,034
Acquisition expenses	—	410	(410)
Interest expense	23,056	21,953	1,103
Net impairment recognized in earnings	4,890	—	4,890
Loss on extinguishment of debt	208	5,757	(5,549)
Impairment of real estate investments	12,771	—	12,771
Provision for taxes	(196)	703	(899)
Net gain on disposals	(17,377)	—	(17,377)
Total expenses	$120,595	$123,483	$(2,888)
Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The decrease of $983 is due to decreases in utility-related expenses, real estate taxes, and miscellaneous operating expenses as well as the related expense reimbursements during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.
Property management expenses are comprised of costs related to our asset and property management business. The decrease of $1,437 in property management expenses is primarily related to the reduction of expenses related to KBS, which is partially offset by the increase in expenses related to our European management platform.
The increase of $3,969 in depreciation and amortization expense is due to our wholly-owned property portfolio of 318 properties as of March 31, 2017 compared to 276 properties as of March 31, 2016.
The increase of $1,034 in general and administrative expense is primarily related to increased legal and professional fees and as well as increased compensation costs, including share-based compensation costs, related to the growth of the Company.
The decrease of $410 in acquisition expenses is attributable to the adoption of ASU 2017-01, Amendments to Business Combinations, in the first quarter of 2017, as a result of which our real estate acquisitions during the period were accounted for as asset acquisitions and thus the related acquisition costs were capitalized into the value of the real estate assets acquired.
The increase of $1,103 in interest expense is primarily due to increased borrowings on our unsecured revolving credit facility and our unsecured senior notes.
During the three months ended March 31, 2017, we recorded net impairment recognized in earnings of $4,890 on our Retained CDO Bonds due to adverse changes in expected cash flows related to the Retained CDO Bonds.
During the three months ended March 31, 2017 and 2016, we recorded loss on extinguishment of debt of $208 and $5,757, respectively, related to the unamortized deferred financing costs, premiums and discounts that were immediately expensed upon termination as well as early termination fees incurred related to mortgages paid off and transferred during the periods.
During the three months ended March 31, 2017, we recognized an impairment on real estate investments of $12,771 related to two properties that were determined to have non-recoverable declines in value during the period.
The provision for taxes was $(196) and $703 for the three months ended March 31, 2017 and 2016, respectively. The decrease in tax expense is primarily attributable to the decrease in activity in our TRS.
During the three months ended March 31, 2017, we realized net gains on disposal of $17,377 related to the disposal of seven properties during the period.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet cash requirements, including ongoing commitments to fund acquisitions of real estate assets, repay borrowings, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term and long-term liquidity requirements, including working capital, distributions, debt service and additional investments, consist of: (i) cash flow from operations; (ii) proceeds from our common equity and debt offerings; (iii) borrowings under our unsecured revolving credit facility and term loans; and (iv) proceeds from sale of real estate. We believe these sources of financing will be sufficient to meet our short-term and long-term liquidity requirements.
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

Cash Flows
Net cash provided by operating activities increased $36,496 to $58,244 for the three months ended March 31, 2017 compared to $21,748 for the same period in 2016. Operating cash flow was generated primarily by net rental revenue from our real estate investments and management fees.
Net cash used in investing activities for the three months ended March 31, 2017 was $86,691 compared to net cash provided by investing activities of $255,510 during the same period in 2016. The decrease in cash flow related to investing activities in 2017 is primarily attributable to fewer sales of real estate, which decreased proceeds received from sales, and the increase in capital expenditures on our owned portfolio of real estate investments.
Net cash provided by financing activities for the three months ended March 31, 2017 was $17,279 as compared to net cash used in financing activities of $338,162 during the same period in 2016. The increase in cash flow in 2017 is primarily attributable to payoffs of certain mortgage loans and paydowns made on the unsecured revolving credit facility in 2016 as well as increased draws on the unsecured credit facility and proceeds from sales of common shares in 2017.
Equity Structure
As of March 31, 2017 and December 31, 2016, our authorized capital shares consists of 500,000,000 shares of beneficial interest, $0.01 par value per share, of which we are authorized to issue up to 490,000,000 common shares of beneficial interest, $0.01 par value per share, or common shares, and 10,000,000 preferred shares of beneficial interest, $0.01 par value per share, or preferred shares. As of March 31, 2017, 141,522,527 common shares and 3,500,000 preferred shares were issued and outstanding.
In December 2016, our board of trustees approved a 1-for-3 reverse share split of our common shares and outstanding OP Units. The reverse share split was effective after the close of trading on December 30, 2016 and our common shares began trading on a reverse-split-adjusted basis on the NYSE on January 3, 2017.
In April 2017, we completed an underwritten public offering of 10,350,000 common shares, which includes the exercise in full by the underwriters of their option to purchase 1,350,000 additional common shares. The common shares were issued at a public offering price of $27.60 per share and the net proceeds from the offering were approximately $274,234.
Market Capitalization
At March 31, 2017, our consolidated market capitalization was $6,312,237 based on a common share price of $26.30 per share, the closing price of our common shares on the NYSE on March 31, 2017. Market capitalization includes consolidated debt and common and preferred shares.

Dividends
To maintain our qualification as a REIT, we must pay annual dividends to our shareholders of at least 90.0% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable. Dividends per share declared during 2016 and 2017 are as follows:

Quarter Ended	Common dividends [1]	Preferred dividends
March 31, 2016	$0.330	$0.445
June 30, 2016	$0.330	$0.445
September 30, 2016	$0.330	$0.445
December 31, 2016	$0.375	$0.445
March 31, 2017	$0.375	$0.445

1.	Common dividends declared for a quarter are accrued for during the quarter and then paid to common shareholders of record as of the end of the quarter during the month following the quarter-end.

Indebtedness
Secured Debt
Mortgage Loans
Certain real estate assets are subject to mortgage loans. During the three months ended March 31, 2017, we assumed $3,680 of non-recourse mortgages in connection with one real estate acquisition. During the year ended December 31, 2016, we assumed $244,188 of non-recourse mortgages in connection with 27 real estate acquisitions.
During the three months ended March 31, 2017, we refinanced the debt on two properties encumbered by a mortgage loan, subsequently transferred the mortgage on these two properties to the buyer of the properties, and, as a result, recorded a net loss on the early extinguishment of debt of $208. During the three months ended March 31, 2016, we paid off the debt on six properties encumbered by mortgage loans and transferred one property encumbered by a mortgage loan, and as a result, we recorded a net loss on the early extinguishment of debt of $3,827, including a gain on extinguishment of debt of $1,930 within discontinued operations. The gains and losses recorded for extinguishments of debt are related to unamortized deferred financing costs and mortgage premiums (discounts) that were immediately expensed upon termination as well as early termination fees incurred. Our mortgage loans include a series of financial and other covenants that we have to comply with in order to borrow under them. We were in compliance with the covenants under the mortgage loan facilities as of March 31, 2017.
As of March 31, 2017, we have $547,392 total outstanding principal under our mortgage loans, which encumber 59 properties, and have a weighted average remaining term of 3.7 years and a weighted average interest rate of 4.32%. Weighted averages are based on outstanding principal balances as of March 31, 2017 and interest rate reflects the effects of interest rate swaps and amortization of financing costs and fair market value premiums or discounts. Refer to Note 6 of the accompanying financial statements for additional information on our secured debt obligations.
Unsecured Debt
2015 Credit Facility and Term Loans
In December 2015, we entered into an agreement, or the Credit Agreement, for a new $1,900,000 credit facility, or the 2015 Credit Facility, consisting of an $850,000 senior unsecured revolving credit facility, or the 2015 Revolving Credit Facility, and $1,050,000 term loan facility, or the 2015 Term Loan, with JPMorgan Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated and terminated Legacy Gramercy's 2014 Credit Facility. The 2015 Revolving Credit Facility consists of a $750,000 U.S. dollar revolving credit facility and a $100,000 multicurrency revolving credit facility. The 2015 Revolving Credit Facility matures in January 2020, but may be extended for two additional six month periods upon the payment of applicable fees and satisfaction of certain customary conditions. The 2015 Term Loan consists of a $300,000 term loan facility that matures in January 2019 with one 12-month extension option, or the 3-Year Term Loan, and a $750,000 term loan facility that matures in January 2021, or the 5-Year Term Loan.
Outstanding borrowings under the 2015 Revolving Credit Facility incur interest at a floating rate based upon, at our option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.875% to 1.55%, depending on our credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0.00% to 0.55%, depending on our credit ratings. We are also required to pay quarterly in arrears a 0.125% to 0.30% facility fee, depending on our credit ratings, on the total commitments under the 2015 Revolving Credit Facility. Outstanding borrowings under the 2015 Term Loan incur interest at a floating rate based upon, at our option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.90% to 1.75%, depending on our credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0.00% to 0.75%, depending on our credit ratings. The alternate base rate is the greater of (x) the prime rate announced by JPMorgan Chase Bank, N.A., (y) 0.50% above the Federal Funds Effective Rate, and (z) the adjusted LIBOR for a one-month interest period plus 1.00%.
In December 2015, we also entered into a new $175,000 7-year unsecured term loan with Capital One, N.A., or the 7-Year Term Loan, which matures in January 2023. Outstanding borrowings under the 7-Year Term Loan incur interest at a floating rate based upon, at our option, either (i) adjusted LIBOR plus an applicable margin ranging from 1.30% to 2.10%, depending on our credit ratings, or (iii) the alternate base rate plus an applicable margin ranging from 0.30% to 1.10%, depending on our credit ratings. The alternate base rate is the greatest of (x) the prime rate announced by Capital One, (y) 0.50% above the Federal Funds Effective Rate, and (z) the adjusted LIBOR for a one-month interest period plus 1.00%.
Our unsecured borrowing facilities include a series of financial and other covenants that we have to comply with in order to borrow under the facilities. We were in compliance with the covenants under the facilities as of March 31, 2017. Refer to the table at the end of the section for specific terms and our outstanding borrowings under the facilities.
Senior Unsecured Notes
During 2016 and 2015, we issued and sold $400,000 and $100,000 aggregate principal amount of senior unsecured notes payable, respectively, in private placements, which have maturities ranging from 2022 through 2026 and bear interest semi-annually at rates ranging from 3.89% to 4.97%. Refer to the table at the end of the section for specific terms of the outstanding notes.
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
As of March 31, 2017, the Exchangeable Senior Notes have a current exchange rate of 14.0843 units of Merger consideration, where one unit of Merger consideration represents 3.1898 of our common shares, or approximately 44.9261 of our common shares for each $1.0 principal amount of the Exchangeable Senior Notes, representing an exchange price of $22.26 per common share. The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689. The discount is being amortized to interest expense over the expected life of the Exchangeable Senior Notes. As of March 31, 2017 and December 2016, the Exchangeable Senior Notes were recorded as a liability at carrying value of $109,488 and $108,832, respectively, net of unamortized discount and deferred financing costs of $5,512 and $6,168, respectively. The fair value of the Exchangeable Senior Notes’ embedded exchange option of $11,726 was recorded in additional paid-in-capital within shareholders’ equity as of March 31, 2017 and December 31, 2016.

The terms of our unsecured sources of financing and their combined aggregate principal maturities as of March 31, 2017 and December 31, 2016 are as follows:

	Stated Interest Rate	Effective Interest Rate [1]	Maturity Date	Outstanding Balance
				March 31, 2017	December 31, 2016
2015 Revolving Credit Facility - U.S. dollar tranche	1.95%	1.95%	1/8/2020	$55,000	$—
2015 Revolving Credit Facility - Multicurrency tranche	1.02%	1.02%	1/8/2020	66,759	65,837
3-Year Term Loan	2.10%	2.33%	1/8/2019	300,000	300,000
5-Year Term Loan	2.10%	2.70%	1/8/2021	750,000	750,000
7-Year Term Loan	2.31%	3.34%	1/9/2023	175,000	175,000
2015 Senior Unsecured Notes	4.97%	5.07%	12/17/2024	150,000	150,000
2016 Senior Unsecured Notes	3.89%	4.00%	12/15/2022	150,000	150,000
2016 Senior Unsecured Notes	4.26%	4.38%	12/15/2025	100,000	100,000
2016 Senior Unsecured Notes	4.32%	4.43%	12/15/2026	100,000	100,000
Exchangeable Senior Notes	3.75%	6.36%	3/15/2019	115,000	115,000
Total unsecured debt				1,961,759	1,905,837
Net deferred financing costs and net debt discount				(8,988)	(9,704)
Total unsecured debt, net				$1,952,771	$1,896,133

1.
Represents the rate at which interest expense is recorded for financial reporting purposes as of March 31, 2017, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

Derivatives and Non-Derivative Hedging Instruments
As of March 31, 2017, our derivative instruments consist of interest rate swaps, which are cash flow hedges. Changes in the effective portion of the fair value of derivatives designated as hedging instruments are recognized in other comprehensive income (loss) until the hedged item expires or is recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value and the change in value of a non-hedging derivative instrument are immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and shareholders’ equity, depending on future levels of LIBOR interest rates, foreign exchange rates, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.
Borrowings on the multicurrency tranche of our 2015 Revolving Credit Facility, which are designated as non-derivative net investment hedges, are recognized at par value based on the exchange rate in effect on the date of the draw. Subsequent changes in the exchange rate of our non-derivative net investment hedge are recognized as part of the cumulative foreign currency translation adjustment within other comprehensive income (loss). Refer to Note 9 and Note 10 of the accompanying financial statements for additional information on our derivatives and non-derivative hedging instruments, including the fair value measurement of these instruments, as applicable.
The following table summarizes our derivatives and hedging instruments at March 31, 2017. The aggregate fair value of our derivatives is presented in our Condensed Consolidated Balance Sheets in derivative instruments and the aggregate carrying value of the non-derivative net investment hedges is included in the balance of our 2015 Revolving Credit Facility. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks.

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap - Waco	1 mo. USD-LIBOR-BBA	15,113 USD	4.55%	12/19/2013	12/19/2020	$(356)
Interest Rate Swap - Atrium I	1 mo. USD-LIBOR-BBA	19,474 USD	1.78%	8/16/2011	5/31/2018	(108)
Interest Rate Swap - Easton III	1 mo. USD-LIBOR-BBA	5,862 USD	1.95%	8/16/2011	1/31/2019	(52)
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.22%	12/19/2016	12/17/2018	371
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.23%	12/19/2016	12/17/2018	364
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.24%	12/19/2016	12/17/2018	345
Interest Rate Swap - 5-Year Term Loan	1 mo. USD-LIBOR-BBA	750,000 USD	1.60%	12/17/2015	12/17/2020	5,328
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	175,000 USD	1.82%	12/17/2015	1/9/2023	1,601
Net Investment Hedge in EUR-denominated investments	USD-EUR exchange rate	45,000 EUR	N/A	9/28/2015	N/A	—
Net Investment Hedge in GBP-denominated investments	USD-GBP exchange rate	15,000 GBP	N/A	7/15/2016	N/A	—
Total hedging instruments						$7,493

Through our interest rate swaps, we are hedging exposure to variability in future interest payments on our debt facilities. At March 31, 2017, our interest rate swap derivative instruments were reported in other assets at fair value of $8,010 and in other liabilities at fair value of $(517). Swap gain (loss) of $46 and $(1,830), was recognized as interest expense in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2017 and 2016, respectively, with respect to interest rate swap hedge ineffectiveness, or to amounts excluded from ineffectiveness, which relates to the off-market financing element associated with certain derivatives. During the three months ended March 31, 2017 and 2016, we reclassified $268 and $315, respectively, from accumulated other comprehensive income (loss) into interest expense related to a derivative terminated in 2015. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income (loss) will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, we expect that $3,536 will be reclassified from other comprehensive income as an increase in interest expense for our interest rate swaps as of March 31, 2017. Additionally, we will recognize $2,382 in interest expense on a straight-line basis over the remaining original term of terminated swaps through June 2019, representing amortization of the remaining accumulated other comprehensive income balance related to the swap, and of this amount $1,087 will be recognized in interest expense during the next 12 months.
We hedge our investments based in foreign currencies using non-derivative net investment hedges in conjunction with borrowings under the multicurrency tranche of our 2015 Revolving Credit Facility. Our non-derivative net investment hedge on our euro-denominated investments, which was entered into in September 2015, is used to hedge exposure to changes in the euro-U.S. dollar exchange rate underlying our unconsolidated net equity investments in the Gramercy European Property Fund and the Goodman Europe JV, both of which have euros as their functional currency. Our non-derivative net investment hedge on our British pound sterling-denominated investments, which was entered into in July 2016, is used to hedge exposure to changes in the British pound sterling-U.S. dollar exchange rate underlying our unconsolidated net equity investment in the Goodman UK JV and our wholly-owned property in Coventry, UK, both of which have British pounds sterling as their functional currency. At March 31, 2017, the non-derivative net investment hedge value is reported at carrying value as a net liability of $66,759, which is included in the balance of the senior unsecured revolving credit facility on the Condensed Consolidated Balance Sheets. During the three months ended March 31, 2017 and 2016, we recorded a net loss of $923 and $1,036, respectively, in other comprehensive income (loss) from the impact of exchange rates related to the non-derivative net investment hedges. When the non-derivative net investment is sold or substantially liquidated, the balance of the translation adjustment accumulated in other comprehensive income will be reclassified into earnings.

Contractual Obligations
We are obligated to fund capital expenditures related to our real estate investments, which primarily consist of expenditures to maintain assets, tenant improvement allowances and other construction or expansion obligations under tenant leases, and leasing commissions. As of March 31, 2017, we had commitments relating to tenant improvement allowances and funding obligations under leases totaling approximately $18,959 that are expected to be funded over the next five years. During the three months ended March 31, 2017, construction was completed on our build-to-suit property in Round Rock, Texas, which we acquired upon completion in March 2017 for $29,605. We are obligated to fund the development of one build-to-suit industrial property as of March 31, 2017, which is located in Summerville, South Carolina and projected to have 240,800 rentable square feet upon completion. Our remaining future commitment for this property as of March 31, 2017 is approximately $24,382. In April 2017, we closed on the acquisition of a land parcel for $1,000, on which we have committed to construct an industrial facility for an estimated $25,805, with projected completion in October 2017.
As of March 31, 2017 and and December 31, 2016, our cumulative contributions to the Gramercy European Property Fund were $55,892 (€50,000), respectively. As of March 31, 2017, our remaining commitment to the Gramercy European Property Fund is $13,315 (€12,500). Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on March 31, 2017, in the case of unfunded commitments.
We have committed to fund $100,000 to Strategic Office Partners, of which $18,677 and $16,027 was funded as of March 31, 2017 and December 31, 2016, respectively. See Note 5 in the accompanying financial statements for further information on the Gramercy European Property Fund and Strategic Office Partners.
We have certain properties acquired that are subject to ground leases, which are accounted for as operating leases. The ground leases have varying ending dates, renewal options and rental rate escalations, with the latest leases extending to June 2053. Combined aggregate principal maturities and future minimum payments of our unsecured debt obligations, non-recourse mortgages, Senior Unsecured Notes, Exchangeable Senior Notes, and ground leases, in addition to associated interest payments, as of March 31, 2017 are as follows:

	2015 Revolving Credit Facility	Term Loans	Mortgage Notes Payable [1]	Senior Unsecured Notes	Exchangeable Senior Notes	Ground Leases	Interest Payments	Total
April 1 to December 31, 2017	$—	$—	$61,474	$—	$—	$1,685	$65,562	$128,721
2018	—	—	170,819	—	—	2,263	80,435	253,517
2019	—	300,000	33,672	—	115,000	2,271	70,155	521,098
2020	121,759	—	60,103	—	—	2,263	65,605	249,730
2021	—	750,000	16,364	—	—	2,231	39,682	808,277
Thereafter	—	175,000	204,960	500,000	—	62,186	89,275	1,031,421
Above market interest	—	—	—	—	—	—	(6,456)	(6,456)
Total	$121,759	$1,225,000	$547,392	$500,000	$115,000	$72,899	$404,258	$2,986,308

1.	Mortgage loan payments reflect accelerated repayment dates, when applicable, pursuant to related loan agreement.

We have several office locations, which are each subject to operating lease agreements. These office locations include our corporate office at 90 Park Avenue, New York, New York, and our seven regional offices located across the United States and Europe.
Leasing Agreements
Future minimum rental revenue under non-cancelable leases, excluding reimbursements for operating expenses, as of March 31, 2017 are as follows:

Operating Leases
April 1 to December 31, 2017	$289,129
2018	385,259
2019	358,794
2020	330,608
2021	305,318
Thereafter	1,615,136
Total minimum lease rental income	$3,284,244
Future straight-line rent adjustments under non-cancelable leases as of March 31, 2017 are as follows:

Straight-line Rent Adjustments
April 1 to December 31, 2017	$20,913
2018	15,823
2019	8,145
2020	2,308
2021	(2,292)
Thereafter	(91,009)
Total straight-line rent adjustments	$(46,112)
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including joint ventures and equity investments. These investments all have varying ownership structures. Substantially all of our joint venture and equity investment arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture and equity investment arrangements. Our off-balance sheet arrangements and financial results are discussed in detail in Note 5 in the accompanying financial statements.
Transactions with Trustee Related Entities and Related Parties
In December 2016, we sold our 5.1% interest in one property located in Lille, France held by the Goodman Europe JV to our joint venture partner, the Gramercy European Property Fund, in which we have a 14.2% ownership interest, for gross proceeds of $2,662 (€2,563).

On June 30, 2016, we sold 74.9% of our outstanding 80.0% interest in the Goodman Europe JV to the Gramercy European Property Fund, in which we have a 14.2% interest as of March 31, 2017. We have made cumulative contributions of $55,892 (€50,000) to the Gramercy European Property Fund and have a remaining funding commitment of $13,315 (€12,500) as of March 31, 2017. Our CEO, who is on the board of directors, also has capital commitments to the investment, as noted below. We sold 74.9% of our interest in the Goodman Europe JV to the Gramercy European Property Fund for gross proceeds of $148,884 (€134,336), based on third-party valuations for the underlying properties. The sale of 74.9% of our interest in the Goodman Europe JV resulted in us recording a gain of $5,341 during the period, primarily related to depreciation and amortization recorded since Merger closing date. Following the sale transaction, we have a continuing 5.1% interest in the Goodman Europe JV. The transaction was entered into in order to achieve efficiencies from the combination of the two European platforms.
Our CEO, Gordon F. DuGan, is on the board of directors of the Gramercy European Property Fund and has committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Asset Management have collectively committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on March 31, 2017, in the case of unfunded commitments.
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
Core FFO and AFFO are presented excluding property acquisition costs, other-than-temporary impairments on retained bonds, mark-to-market on interest rate swaps, and one-time charges. Our AFFO also excludes non-cash share-based compensation expense, amortization of above and below market leases, amortization of deferred financing costs and non-cash interest, amortization of lease inducement costs, non-real estate depreciation and amortization, amortization of free rent received at property acquisition and straight-line rent. We believe that Core FFO and AFFO are useful supplemental measures regarding our operating performance as they provide a more meaningful and consistent comparison of our operating performance.
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

FFO, Core FFO and AFFO for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Net income (loss) attributable to common shareholders	$7,568	$(2,492)
Add:
Depreciation and amortization	62,217	58,248
FFO adjustments for unconsolidated equity investments	2,253	11,306
Net income (loss) attributable to noncontrolling interest	154	(120)
Net (income) loss from discontinued operations	24	(4,640)
Impairment of real estate investments	12,771	—
Less:
Non-real estate depreciation and amortization	(208)	(236)
Net gain on disposals	(17,377)	—
Funds from operations attributable to common shareholders and unitholders	$67,402	$62,066
Add:
Acquisition costs	—	410
Core FFO adjustments for unconsolidated equity investments	—	4,123
Other-than-temporary impairments on retained bonds	4,890	—
Loss on extinguishment of debt	208	3,827
Net income from discontinued operations related to properties	—	4,644
Mark-to-market on interest rate swaps	(46)	1,830
Core funds from operations attributable to common shareholders and unitholders	$72,454	$76,900
Add:
Non-cash share-based compensation expense	2,054	1,150
Amortization of market lease assets	2,908	3,994
Amortization of deferred financing costs and non-cash interest	840	117
Amortization of lease inducement costs	86	86
Non-real estate depreciation and amortization	208	236
Amortization of free rent received at property acquisition	304	339
Less:
AFFO adjustments for unconsolidated equity investments	14	823
Straight-lined rent	(7,260)	(6,761)
Amortization of market lease liabilities	(3,541)	(4,157)
Adjusted funds from operations attributable to common shareholders and unitholders	$68,067	$72,727
Funds from operations per share – basic	$0.48	$0.44
Funds from operations per share – diluted	$0.47	$0.44
Core funds from operations per share – basic	$0.51	$0.55
Core funds from operations per share – diluted	$0.51	$0.54
Adjusted funds from operations per share – basic	$0.48	$0.52
Adjusted funds from operations per share – diluted	$0.48	$0.51
Basic weighted average common shares outstanding – EPS	140,907,399	140,060,405
Weighted average non-vested share based payment awards	—	485,290
Weighted average partnership units held by noncontrolling interest	620,586	458,101
Weighted average common shares and units outstanding	141,527,985	141,003,796
Diluted weighted average common shares and common share equivalents outstanding – EPS [1]	141,875,619	140,060,405
Weighted average partnership units held by noncontrolling interest	620,586	458,101
Weighted average share based payment awards	471,328	961,155
Weighted average share options	—	5,445
Diluted weighted average common shares and units outstanding	142,967,533	141,485,106

1.
For the three months ended March 31, 2016, the diluted weighted average share calculation, which represents the denominator in diluted earnings per share, excludes potentially dilutive securities because including them would have been anti-dilutive during the period.

Cautionary Note Regarding Forward-Looking Information
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “continue,” or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•	the success or failure of our efforts to implement our current business strategy;

•	our ability to accomplish our office asset disposition plan subject to the REIT prohibited transaction tax limitations;

•	our ability to identify and complete additional property acquisitions and risks of real estate acquisitions;

•	availability of investment opportunities on real estate assets and real estate-related and other securities;

•	the performance and financial condition of tenants and corporate customers;

•	the adequacy of our cash reserves, working capital and other forms of liquidity;

•	the availability, terms and deployment of short-term and long-term capital;

•	demand for industrial and office space;

•	the actions of our competitors and our ability to respond to those actions;

•	the timing of cash flows from our investments;

•
the cost and availability of our financings, which depends in part on our asset quality, the nature of our relationships with our lenders and other capital providers, our business prospects and outlook and general market conditions;

•	unanticipated increases in financing and other costs, including a rise in interest rates;

•	economic conditions generally and in the commercial finance and real estate markets;

•	changes in governmental regulations, tax rates and similar matters;

•	legislative and regulatory changes (including changes to real estate and zoning laws, laws governing the taxation of REITs or the exemptions from registration as an investment company);

•
our international operations, including unfavorable foreign currency rate fluctuations, enactment or changes in laws relating to foreign ownership of property, and local economic or political conditions that could adversely affect our earnings and cash flows;

•	reduction in cash flows received from our investments;

•	volatility or reduction in the value or uncertain timing in the realization of our retained collateralized debt obligation bonds;

•	our ability to profitably dispose of non-core assets;

•	availability of, and ability to retain, qualified personnel and trustees;

•	changes to our management and board of trustees;

•	environmental and/or safety requirements and risks related to natural disasters;

•	declining real estate valuations and impairment charges;

•
our ability to satisfy complex rules in order for us to qualify as a REIT for U.S. federal income tax purposes and qualify for our exemption under the Investment Company Act of 1940, as amended, our Operating Partnership's ability to satisfy the rules in order to qualify as a partnership for U.S. federal income tax purposes, and the ability of certain of our subsidiaries to qualify as REITs and certain of our subsidiaries to qualify as taxable REIT subsidiaries for U.S. federal income tax purposes, and our ability and the ability of our subsidiaries to operate effectively within the limitations imposed by these rules;

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

•
reviewing adjustments and the discovery of new information that alters expectations about first quarter 2017 preliminary results or that impacts estimates and assumptions underlying these preliminary results; and

•
other factors discussed under Item 1A, "Risk Factors" of our Annual Report on Form 10-K and those factors that may be contained in any subsequent filing we make with the SEC, which are or will be incorporated by reference herein.

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
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investment in commercial real estate with fixed rate, non-recourse mortgage financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decrease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps to manage our exposure to interest rate changes. We currently have a 2015 Revolving Credit Facility, several term loans and several mortgage notes payable which are based upon a floating rate which have an aggregate outstanding balance of $1,387,208 at March 31, 2017, of which $1,265,449 is hedged effectively by interest rate swaps which we believe will mitigate the interest rate risk related to these borrowings.

The following chart shows our floating rate debt instruments, including debt that is hedged by interest rate swaps, and the related interest rates, maturity dates and balances as of March 31, 2017:

Floating Rate Debt Instrument	Stated Interest Rate	Effective Interest Rate [1]	Maturity Date	Balance at March 31, 2017
2015 Revolving Credit Facility - U.S. dollar tranche [2]	1.95%	1.95%	1/8/2020	$55,000
2015 Revolving Credit Facility - Multicurrency tranche [2]	1.02%	1.02%	1/8/2020	66,759
3-Year Term Loan	2.10%	2.33%	1/8/2019	300,000
5-Year Term Loan	2.10%	2.70%	1/8/2021	750,000
7-Year Term Loan	2.31%	3.34%	1/9/2023	175,000
Mortgage note payable - Waco	2.93%	4.75%	12/19/2020	15,113
Mortgage note payable - Atrium I	2.81%	3.57%	5/31/2018	19,474
Mortgage note payable - Easton III	2.81%	3.94%	1/31/2019	5,862
Total Floating Rate Debt Instruments				$1,387,208

1.
Represents the rate at which interest expense is recorded for financial reporting purposes as of March 31, 2017, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

2.	These floating rate debt instruments are not hedged by interest rate swaps.
The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the interest rate risk related to the 2015 Revolving Credit Facility:

Change in LIBOR	Projected Decrease in Net Income
Base case
+100 bps	$(308)
+200 bps	$(616)
+300 bps	$(923)
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
Foreign Currency Exchange Rate Risk
During the periods presented, we have had investments, either directly or through unconsolidated equity interest, in Europe, Asia, and Canada and we operate an asset management business and have capital commitments to an equity investment in Europe. As a result, we are subject to risk from the effects of exchange rate risk from the effects of exchange rate movements in the euro, the British pound sterling, and the Canadian dollar, which may affect future costs and cash flows. We hedge our foreign currency exposure related to our foreign investments primarily by financing our investments in the local currency denominations and through the use of net investment hedge instruments. Additionally, we may enter into foreign currency forward contracts to manage our exposure to foreign currency exchange rate movements. We have historically been a net payer of various foreign currencies (we pay out more cash than we receive), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. In the future, we expect to be a net receiver of various foreign currencies as our commitments to the Gramercy European Property Fund have been substantially funded.
As of March 31, 2017 and December 31, 2016, we had outstanding borrowings of $66,759 (€45,000 and £15,000) and $65,837 (€45,000 and £15,000), respectively, under the multicurrency tranche of our 2015 Revolving Credit Facility, which we designated as a non-derivative net investment hedging instrument pursuant to ASC 815 to mitigate our risk from fluctuations in the exchange rates between the U.S. dollar and both the euro and British pound sterling. Our unhedged net investment in foreign currencies was $13,363 and $13,322 as of March 31, 2017 and December 31, 2016, respectively, based on the period ending U.S. dollar values of the hedge of $66,759 and $65,837, respectively.

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
(Dollar amounts in thousands)
Putative Shareholder Actions against Legacy Gramercy - Dismissed
Legacy Gramercy, its board of directors, Chambers and/or Merger Sub were named as defendants in two putative class action lawsuits brought by purported Legacy Gramercy stockholders challenging the Merger. Two suits that were separately filed in New York Supreme Court, New York County, captioned (i) Berliner v. Gramercy Property Trust, et al., Index No. 652424/2015 (filed July 9, 2015) and (ii) Gensler v. Baum, et al., Index No. 157432/2015 (filed July 22, 2015), were consolidated into a single action under the caption In re Gramercy Property Trust Stockholder Litigation, Index No. 652424/2015 (the “New York Action”). In addition, four suits that were separately filed in Circuit Court for Baltimore City, Maryland, captioned (i) Jobin v. DuGan, et al., Case No. 24C15003942 (filed July 27, 2015); (ii) Vojik v. Gramercy Property Trust, et al., Case No. 24C15004412 (filed August 25, 2015); (iii) Hoffbauer et al. v. Chambers Street Properties, et al., 24C15004904 (filed September 24, 2015) (originally filed as two separate suits in the Circuit Court for Baltimore County, Maryland, captioned Plemons v. Chambers Street Properties, et al., Case No. 03C15007943 (filed July 24, 2015) and Hoffbauer et al. v. Chambers Street Properties, et al., Case No. 03C15008639 (filed August 12, 2015), and refiled as a single action in the Circuit Court for Baltimore County on September 24, 2015); and (iv) Morris v. Gramercy Property Trust, et al., Case No. 24C15004972 (filed September 28, 2015) were consolidated into a single action under the caption Glenn W. Morris v. Gramercy Property Trust Inc. et al., Case No. 24C15004972 (the “Maryland Action,” and together with the New York Action, the “Actions”). The complaints alleged, among other things, that the directors of Legacy Gramercy breached their fiduciary duties to Legacy Gramercy stockholders by agreeing to sell the Company for inadequate consideration and agreeing to improper deal protection terms in the merger agreement, and that the preliminary joint proxy statement/prospectus filed with the SEC on Form S4 on September 11, 2015 was materially incomplete and misleading. The complaints also alleged that Chambers, Merger Sub and/or Legacy Gramercy aided and abetted these purported breaches of fiduciary duty.
On December 7, 2015, the parties to the Actions entered into a Memorandum of Understanding that provided for the settlement of the Actions. On March 1, 2017, the court entered a Final Order and Judgment approving the settlement, awarding plaintiffs’ attorney fees and expenses, and dismissing the New York Action with prejudice. On March 22, 2017, pursuant to the stipulation of settlement, plaintiffs in the Maryland Action filed a notice of dismissal with prejudice with the Circuit Court for Baltimore County, Maryland, which the court entered on April 11, 2017.
Putative Shareholder Action against Legacy Chambers - Dismissed
On October 1, 2015, a putative class action lawsuit was filed in the Superior Court of New Jersey, Law Division, Mercer County by a purported shareholder of Chambers. The action, captioned Elstein v. Chambers Street Properties et al., Docket No. L00225415 (the “New Jersey Action”), named as defendants Chambers, its board of trustees and Legacy Gramercy. The complaint alleged, among other things, that the trustees of Chambers breached their fiduciary duties to Chambers’ shareholders by agreeing to the Merger after a flawed sales process and by approving improper deal protection terms in the merger agreement, and that Legacy Gramercy aided and abetted these purported breaches of fiduciary duty.
On December 3, 2015, the parties to the New Jersey Action entered into a Stipulation of Settlement providing for the settlement of the New Jersey Action. On April 4, 2016, the court granted preliminary approval of the settlement. On

July 1, 2016, the court issued an Order and Final Judgment approving the settlement and dismissing the New Jersey Action.
Other Contingencies
In connection with our property acquisitions and the Merger, we determined that there is a risk we will have to pay future amounts to tenants related to continuing operating expense reimbursement audits. In 2017, we settled the majority of our operating expense reimbursement audits and paid $3,500 pursuant to the settlement in February 2017. As of March 31, 2017, we have estimated a range of loss of $0 to $360 and determined that our best estimate of total loss is $360, which is related to the Merger and has been accrued and recorded in other liabilities as of March 31, 2017 and December 31, 2016.
In addition, we and/or one or more of our subsidiaries are party to various litigation matters that are considered routine litigation incidental to our business, none of which are considered material.
ITEM 1A.    RISK FACTORS
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 12 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and filed with the SEC. Please review the Risk Factors set forth in the Form 10-K.

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

3.2
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

10.1
Underwriting Agreement, dated April 20, 2017, by and among Gramercy Property Trust, GPT Operating Partnership LP, and Morgan Stanley & Co. LLC and J.P. Morgan Securities LLC, as representatives of the several underwriters named therein, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 26, 2017.

10.2
Second Amendment to the Fourth Amended and Restated Agreement of Limited Partnership of GPT Operating Partnership LP, dated as of December 30, 2016, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 4, 2017.

10.3
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

GRAMERCY PROPERTY TRUST

Dated: May 2, 2017	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)