Form 10-Q
period 2017-06-30
Gramercy Property Trust; GPT Operating Partnership LP
filed 2017-08-02
CIK 1297587, 1708204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . to .

Commission File No. 1-35933 (Gramercy Property Trust)
Commission File No. 33-219049 (GPT Operating Partnership LP)
Gramercy Property Trust
GPT Operating Partnership LP
(Exact name of registrant as specified in its charter)

Gramercy Property Trust	Maryland	56-2466617
GPT Operating Partnership LP	Delaware	56-2466618
	(State or other jurisdiction incorporation or organization)	(I.R.S. Employer of Identification No.)

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
Gramercy Property Trust    Yes ☒      No ☐        GPT Operating Partnership LP Yes ☒      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Gramercy Property Trust    Yes ☒      No ☐        GPT Operating Partnership LP Yes ☒      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Gramercy Property Trust

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
GPT Operating Partnership LP

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
Gramercy Property Trust    Yes ☐      No ☒        GPT Operating Partnership LP Yes ☐      No ☒

The number of shares outstanding of Gramercy Property Trust’s common shares of beneficial interest, $0.01 par value, was 151,916,981 as of July 31, 2017.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2017 of Gramercy Property Trust and GPT Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to "Gramercy Property Trust," the "Company" or "Gramercy" mean Gramercy Property Trust and its consolidated subsidiaries; and references to "GPT Operating Partnership LP," the "Operating Partnership" or "GPTOP" mean GPT Operating Partnership LP and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
The Company is a Maryland real estate investment trust, or REIT, which operates as a self-administered and self-managed entity and is the sole general partner of the Operating Partnership. As the general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.
As of June 30, 2017 the Company owned 99.64% of the outstanding general and limited partnership interest in the Operating Partnership. As of June 30, 2017, noncontrolling investors owned approximately 0.36% of the outstanding limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
The Company and the Operating Partnership are managed and operated as one entity. The financial results of the Operating Partnership are consolidated into the financial statements of the Company. The Company has no significant assets other than its investment in the Operating Partnership. Substantially all of the Company’s assets are held by, and its operations are conducted through, the Operating Partnership. Therefore, the assets and liabilities of the Company and the Operating Partnership are substantially the same.
Noncontrolling interests in the Operating Partnership, shareholders' equity of the Company and partners' capital of the Operating Partnership are the main areas of difference between the consolidated financial statements of the Company and those of the Operating Partnership.
We believe combining the quarterly reports on Form 10-Q of the Company and the Operating Partnership into this single report results in the following benefits:

•
Combined reports enhance investors' understanding of the Company and the Operating Partnership by enabling investors to view the business as a whole in the same manner as management views and operates the business;

•
Combined reports eliminate duplicative disclosure and provides a more streamlined and readable presentation since a substantial portion of the Company's disclosure applies to both the Company and the Operating Partnership; and

•	Combined reports create time and cost efficiencies through the preparation of one combined report instead of two separate reports.
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	consolidated financial statements; and

•	the following notes to the consolidated financial statements:

◦	Note 11, Shareholders' Equity (Deficit) of the Company;

◦	Note 12, Partners' Capital of the Operating Partnership; and

◦	Note 13, Noncontrolling Interests.

This report also includes separate Part I, Item 4. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership, respectively, in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Company, in both their capacity as the principal executive officer and principal financial officer of the Company and the principal executive officer and principal financial officer of the general partner of the Operating Partnership, have made the requisite certifications and that the Company and the Operating Partnership are compliant with Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended.

GRAMERCY PROPERTY TRUST
FORM 10-Q

Gramercy Property Trust
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share and per share data)

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

	June 30, 2017	December 31, 2016
Assets:
Real estate investments, at cost:
Land	$796,476	$805,264
Building and improvements	4,118,785	4,053,125
Less: accumulated depreciation	(259,826)	(201,525)
Total real estate investments, net	4,655,435	4,656,864
Cash and cash equivalents	163,509	67,529
Restricted cash	40,326	12,904
Investment in unconsolidated equity investments	114,880	101,807
Assets held for sale, net	14,741	—
Tenant and other receivables, net	65,976	72,795
Acquired lease assets, net of accumulated amortization of $174,792 and $133,710	563,231	618,680
Other assets	68,808	72,948
Total assets	$5,686,906	$5,603,527
Liabilities and Equity:
Liabilities:
Senior unsecured revolving credit facility	$70,955	$65,837
Exchangeable senior notes, net	110,154	108,832
Mortgage notes payable, net	495,404	558,642
Senior unsecured notes, net	496,584	496,464
Senior unsecured term loans	1,225,000	1,225,000
Total long-term debt, net	2,398,097	2,454,775
Accounts payable and accrued expenses	39,738	58,380
Dividends payable	57,597	53,074
Below market lease liabilities, net of accumulated amortization of $26,091 and $26,416	175,635	230,183
Liabilities related to assets held for sale	7,960	—
Other liabilities	43,748	46,081
Total liabilities	$2,722,775	$2,842,493
Commitments and contingencies
Noncontrolling interest in the Operating Partnership	6,412	8,643
Equity:
Common shares, par value $0.01, 151,889,880 and 140,647,971 issued and outstanding at June 30, 2017 and December 31, 2016, respectively	1,519	1,406
Series A cumulative redeemable preferred shares, par value $0.01, liquidation preference $87,500, and 3,500,000 shares authorized, issued and outstanding at June 30, 2017 and December 31, 2016	84,394	84,394
Additional paid-in-capital	4,187,431	3,887,793
Accumulated other comprehensive loss	(1,655)	(4,128)
Accumulated deficit	(1,313,607)	(1,216,753)
Total shareholders' equity	2,958,082	2,752,712
Noncontrolling interest in other partnerships	(363)	(321)
Total equity	$2,957,719	$2,752,391
Total liabilities and equity	$5,686,906	$5,603,527

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental revenue	$108,261	$98,517	$211,543	$190,612
Third-party management fees	1,638	18,310	6,230	23,356
Operating expense reimbursements	19,628	21,905	39,996	44,487
Other income	1,838	693	3,590	1,515
Total revenues	131,365	139,425	261,359	259,970
Operating Expenses
Property operating expenses	23,219	23,510	46,405	47,679
Property management expenses	2,435	5,591	5,519	10,112
Depreciation and amortization	62,176	60,538	124,393	118,786
General and administrative expenses	9,100	8,005	17,856	15,727
Acquisition expenses	—	4,312	—	4,722
Total operating expenses	96,930	101,956	194,173	197,026
Operating Income	34,435	37,469	67,186	62,944
Other Expenses:
Interest expense	(23,239)	(16,909)	(46,295)	(38,862)
Other-than-temporary impairment	—	—	(4,081)	—
Portion of impairment recognized in other comprehensive loss	—	—	(809)	—
Net impairment recognized in earnings	—	—	(4,890)	—
Equity in net income (loss) of unconsolidated equity investments	248	(168)	154	(2,923)
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	7,229	—	7,229
Gain (loss) on extinguishment of debt	268	(1,356)	60	(7,113)
Impairment of real estate investments	(5,580)	—	(18,351)	—
Income (loss) from continuing operations before provision for taxes	6,132	26,265	(2,136)	21,275
Provision for taxes	(147)	(2,700)	49	(3,403)
Income (loss) from continuing operations	5,985	23,565	(2,087)	17,872
Income (loss) from discontinued operations before gain on extinguishment of debt	(28)	58	(52)	2,768
Gain on extinguishment of debt	—	—	—	1,930
Income (loss) from discontinued operations	(28)	58	(52)	4,698
Income (loss) before net gain on disposals	5,957	23,623	(2,139)	22,570
Net gain on disposals	2,002	—	19,379	—
Gain on sale of European unconsolidated equity investment interests held with a related party	—	5,341	—	5,341
Net income	7,959	28,964	17,240	27,911
Net (income) loss attributable to noncontrolling interest	113	(51)	(41)	69
Net income attributable to Gramercy Property Trust	8,072	28,913	17,199	27,980
Preferred share dividends	(1,558)	(1,558)	(3,117)	(3,117)
Net income available to common shareholders	$6,514	$27,355	$14,082	$24,863
Basic earnings per share:
Net income from continuing operations, after preferred dividends	$0.04	$0.19	$0.09	$0.14
Net income (loss) from discontinued operations	—	—	—	0.03
Net income available to common shareholders	$0.04	$0.19	$0.09	$0.17
Diluted earnings per share:
Net income from continuing operations, after preferred dividends	$0.04	$0.19	$0.09	$0.14
Net income (loss) from discontinued operations	—	—	—	0.03
Net income available to common shareholders	$0.04	$0.19	$0.09	$0.17
Basic weighted average common shares outstanding	148,542,916	140,776,976	144,746,251	140,664,885
Diluted weighted average common shares outstanding	149,914,443	142,514,202	145,965,936	142,088,590

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$7,959	$28,964	$17,240	$27,911
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale debt securities	1,251	33	(1,569)	967
Unrealized gain (loss) on derivative instruments	(2,692)	(11,460)	1,686	(33,649)
Reclassification of accumulated foreign currency translation adjustments due to disposal	—	(3,737)	—	(3,737)
Foreign currency translation adjustments	1,101	(8,686)	1,792	(2,567)
Reclassification of unrealized loss on terminated derivative instruments into earnings	271	271	539	631
Other comprehensive income (loss)	$(69)	$(23,579)	$2,448	$(38,355)
Comprehensive income (loss)	$7,890	$5,385	$19,688	$(10,444)
Net (income) loss attributable to noncontrolling interest	113	(51)	(41)	69
Other comprehensive (income) loss attributable to noncontrolling interest	25	(67)	14	(115)
Comprehensive income (loss) attributable to Gramercy Property Trust	$8,028	$5,267	$19,661	$(10,490)

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statement of Shareholders’ Equity (Deficit) and Noncontrolling Interests
(Unaudited, amounts in thousands, except share data)

	Common Shares		Preferred Shares	Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)	Total Gramercy Property Trust	Noncontrolling Interest
	Shares	Par Value							Total
Balance at December 31, 2016	140,647,971	$1,406	$84,394	$3,887,793	$(4,128)	$(1,216,753)	$2,752,712	$(321)	$2,752,391
Net income (loss)	—	—	—	—	—	17,199	17,199	(17)	17,182
Change in net unrealized loss on derivative instruments	—	—	—	—	1,686	—	1,686	—	1,686
Change in net unrealized gain on debt securities	—	—	—	—	(1,569)	—	(1,569)	—	(1,569)
Reclassification of unrealized gain on terminated derivative instruments into earnings	—	—	—	—	539	—	539	—	539
Offering costs	—	—	—	(12,346)	—	—	(12,346)	—	(12,346)
Issuance of shares	11,081,453	111	—	305,549	—	—	305,660	—	305,660
Share based compensation - fair value	58,645	1	—	4,212	—	—	4,213	—	4,213
Dividend reinvestment program proceeds	3,802	—	—	103	—	—	103	—	103
Conversion of OP Units to common shares	98,009	1	—	2,696	—	—	2,697	—	2,697
Reallocation of noncontrolling interest in the Operating Partnership	—	—	—	(576)	—	—	(576)	—	(576)
Foreign currency translation adjustment	—	—	—	—	1,817	—	1,817	(25)	1,792
Dividends on preferred shares	—	—	—	—	—	(3,117)	(3,117)	—	(3,117)
Dividends on common shares	—	—	—	—	—	(110,936)	(110,936)	—	(110,936)
Balance at June 30, 2017	151,889,880	$1,519	$84,394	$4,187,431	$(1,655)	$(1,313,607)	$2,958,082	$(363)	$2,957,719

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net income	$17,240	$27,911
Adjustments to net cash provided by operating activities:
Depreciation and amortization	124,393	118,786
Amortization of acquired leases to rental revenue and expense	(5,400)	(5,773)
Amortization of deferred costs	1,274	679
Amortization of discounts and other fees	33	(2,102)
Amortization of lease inducement costs	173	173
Straight-line rent adjustment	(14,718)	(12,716)
Other-than-temporary impairment on retained bonds	4,890	—
Impairment of real estate investments	18,351	—
Net gain on disposals	(19,379)	—
Distributions received from unconsolidated equity investments	689	13,775
Equity in net (income) loss of unconsolidated equity investments	(154)	2,923
Gain on remeasurement of previously held unconsolidated equity investment interests	—	(7,229)
Gain from sale of unconsolidated equity investment interests held with a related party	—	(5,341)
(Gain) loss on extinguishment of debt	(60)	5,183
Amortization of share-based compensation	4,058	2,422
Other non-cash adjustments	—	150
Changes in operating assets and liabilities:
Restricted cash	(19)	716
Payment of capitalized leasing costs	(6,008)	(9,558)
Tenant and other receivables	20,031	(11,842)
Other assets	(3,125)	(7,480)
Accounts payable and accrued expenses	(14,331)	(27,056)
Other liabilities	(1,895)	(9,319)
Net cash provided by operating activities	126,043	74,302
Investing Activities:
Capital expenditures	(46,119)	(9,474)
Distributions from investing activities received from unconsolidated equity investments	—	47,408
Proceeds from sales of unconsolidated equity investment interests held with a related party	—	149,286
Proceeds from sale of real estate	207,553	528,870
Return of restricted cash held in escrow for 1031 exchange	(27,691)	(42,908)
Contributions to unconsolidated equity investments	(7,400)	(32,566)
Acquisition of real estate	(284,689)	(304,267)
Restricted cash for tenant improvements	1,168	3,304
Proceeds from servicing advances receivable	—	1,390
Net cash (used in) provided by investing activities	(157,178)	341,043
Financing Activities:
Proceeds from unsecured term loan and credit facility	155,000	173,160
Proceeds from senior unsecured notes	—	50,000
Repayment of unsecured term loans and credit facility	(155,000)	(300,000)
Proceeds from mortgage notes payable	2,582	9,550
Repayment of mortgage notes payable	(58,014)	(215,179)
Offering costs	(12,346)	—
Proceeds from sale of common shares	305,763	—
Payment of deferred financing costs	(213)	(1,734)
Payment of debt extinguishment costs	—	(15,836)
Preferred share dividends paid	(3,117)	(3,117)
Common share dividends paid	(106,377)	(55,175)
Proceeds from exercise of share options and purchases under the employee share purchase plan	—	167
Distribution to noncontrolling interest in the Operating Partnership	(205)	(177)
Change in restricted cash from financing activities	(880)	(25)
Net cash provided by (used in) financing activities	127,193	(358,366)
Net increase in cash and cash equivalents	96,058	56,979
Increase (decrease) in cash and cash equivalents related to foreign currency translation	(78)	131
Cash and cash equivalents at beginning of period	67,529	128,031
Cash and cash equivalents at end of period	$163,509	$185,141

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except unit, share, per unit, and per share data)

	June 30, 2017	December 31, 2016
Assets:
Real estate investments, at cost:
Land	$796,476	$805,264
Building and improvements	4,118,785	4,053,125
Less: accumulated depreciation	(259,826)	(201,525)
Total real estate investments, net	4,655,435	4,656,864
Cash and cash equivalents	163,509	67,529
Restricted cash	40,326	12,904
Investment in unconsolidated equity investments	114,880	101,807
Assets held for sale, net	14,741	—
Tenant and other receivables, net	65,976	72,795
Acquired lease assets, net of accumulated amortization of $174,792 and $133,710	563,231	618,680
Other assets	68,808	72,948
Total assets	$5,686,906	$5,603,527
Liabilities and Partners’ Capital:
Liabilities:
Senior unsecured revolving credit facility	$70,955	$65,837
Exchangeable senior notes, net	110,154	108,832
Mortgage notes payable, net	495,404	558,642
Senior unsecured notes, net	496,584	496,464
Senior unsecured term loans	1,225,000	1,225,000
Total long-term debt, net	2,398,097	2,454,775
Accounts payable and accrued expenses	39,738	58,380
Dividends and distributions payable	57,597	53,074
Below market lease liabilities, net of accumulated amortization of $26,091 and $26,416	175,635	230,183
Liabilities related to assets held for sale	7,960	—
Other liabilities	43,748	46,081
Total liabilities	$2,722,775	$2,842,493
Commitments and contingencies
Limited partner interest in the Operating Partnership (545,589 and 643,596 limited partner common units outstanding at June 30, 2017 and December 31, 2016, respectively)	6,412	8,643
Partners’ Capital:
Series A cumulative redeemable preferred units, liquidation preference $87,500, and 3,500,000 units issued and outstanding at June 30, 2017 and December 31, 2016	84,394	84,394
GPT partners’ capital (1,520,626 and 1,412,916 general partner common units and 149,996,382 and 139,235,055 limited partner common units outstanding at June 30, 2017 and December 31, 2016, respectively)	2,875,343	2,672,446
Accumulated other comprehensive loss	(1,655)	(4,128)
Total GPTOP partners' capital	2,958,082	2,752,712
Noncontrolling interest in other partnerships	(363)	(321)
Total partners’ capital	$2,957,719	$2,752,391
Total liabilities and partners’ capital	$5,686,906	$5,603,527

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except unit, share, per unit, and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues
Rental revenue	$108,261	$98,517	$211,543	$190,612
Third-party management fees	1,638	18,310	6,230	23,356
Operating expense reimbursements	19,628	21,905	39,996	44,487
Other income	1,838	693	3,590	1,515
Total revenues	131,365	139,425	261,359	259,970
Operating Expenses
Property operating expenses	23,219	23,510	46,405	47,679
Property management expenses	2,435	5,591	5,519	10,112
Depreciation and amortization	62,176	60,538	124,393	118,786
General and administrative expenses	9,100	8,005	17,856	15,727
Acquisition expenses	—	4,312	—	4,722
Total operating expenses	96,930	101,956	194,173	197,026
Operating Income	34,435	37,469	67,186	62,944
Other Expenses:
Interest expense	(23,239)	(16,909)	(46,295)	(38,862)
Other-than-temporary impairment	—	—	(4,081)	—
Portion of impairment recognized in other comprehensive loss	—	—	(809)	—
Net impairment recognized in earnings	—	—	(4,890)	—
Equity in net income (loss) of unconsolidated equity investments	248	(168)	154	(2,923)
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	7,229	—	7,229
Gain (loss) on extinguishment of debt	268	(1,356)	60	(7,113)
Impairment of real estate investments	(5,580)	—	(18,351)	—
Income (loss) from continuing operations before provision for taxes	6,132	26,265	(2,136)	21,275
Provision for taxes	(147)	(2,700)	49	(3,403)
Income (loss) from continuing operations	5,985	23,565	(2,087)	17,872
Income (loss) from discontinued operations before gain on extinguishment of debt	(28)	58	(52)	2,768
Gain on extinguishment of debt	—	—	—	1,930
Income (loss) from discontinued operations	(28)	58	(52)	4,698
Income (loss) before net gain on disposals	5,957	23,623	(2,139)	22,570
Net gain on disposals	2,002	—	19,379	—
Gain on sale of European unconsolidated equity investment interests held with a related party	—	5,341	—	5,341
Net income	7,959	28,964	17,240	27,911
Net income attributable to noncontrolling interest in other partnerships	137	27	17	139
Net income attributable to GPTOP	8,096	28,991	17,257	28,050
Preferred unit distributions	(1,558)	(1,558)	(3,117)	(3,117)
Net income available to common unitholders	$6,538	$27,433	$14,140	$24,933
Basic earnings per unit:
Net income from continuing operations, after preferred unit distributions	$0.04	$0.19	$0.09	$0.14
Net income (loss) from discontinued operations	—	—	—	0.03
Net income available to common unitholders	$0.04	$0.19	$0.09	$0.17
Diluted earnings per unit:
Net income from continuing operations, after preferred unit distributions	$0.04	$0.19	$0.09	$0.14
Net income (loss) from discontinued operations	—	—	—	0.03
Net income available to common unitholders	$0.04	$0.19	$0.09	$0.17
Basic weighted average common units outstanding	149,103,359	141,179,745	145,336,798	141,095,320
Diluted weighted average common units outstanding	150,474,886	142,514,202	146,556,483	142,088,590

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$7,959	$28,964	$17,240	$27,911
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale debt securities	1,251	33	(1,569)	967
Unrealized gain (loss) on derivative instruments	(2,692)	(11,460)	1,686	(33,649)
Reclassification of accumulated foreign currency translation adjustments due to disposal	—	(3,737)	—	(3,737)
Foreign currency translation adjustments	1,101	(8,686)	1,792	(2,567)
Reclassification of unrealized loss on terminated derivative instruments into earnings	271	271	539	631
Other comprehensive income (loss)	(69)	(23,579)	2,448	(38,355)
Comprehensive income (loss)	$7,890	$5,385	$19,688	$(10,444)
Net loss attributable to noncontrolling interest in other partnerships	137	27	17	139
Other comprehensive loss attributable to noncontrolling interest in other partnerships	25	—	25	—
Comprehensive income (loss) attributable to GPTOP	$8,052	$5,412	$19,730	$(10,305)

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Condensed Consolidated Statement of Partners' Capital
(Unaudited, amounts in thousands, except unit data)

	Partners' Interest		Series A Preferred Units	Accumulated Other Comprehensive Income (Loss)	Total GPTOP	Noncontrolling Interest
	Common Units	Common Unitholders					Total
Balance at December 31, 2016	140,647,971	$2,672,446	$84,394	$(4,128)	$2,752,712	$(321)	$2,752,391
Net income (loss)	—	17,199	—	—	17,199	(17)	17,182
Change in net unrealized loss on derivative instruments	—	—	—	1,686	1,686	—	1,686
Change in net unrealized gain on debt securities	—	—	—	(1,569)	(1,569)	—	(1,569)
Reclassification of unrealized gain of terminated derivative instruments into earnings	—	—	—	539	539	—	539
Offering costs	—	(12,346)	—	—	(12,346)	—	(12,346)
Issuance of common units resulting from public issuance of common shares	11,081,453	305,660	—	—	305,660	—	305,660
Share based compensation - fair value	58,645	4,213	—	—	4,213	—	4,213
Distribution reinvestment program proceeds	3,802	103	—	—	103	—	103
Conversion of OP Units to common units	98,009	2,697	—	—	2,697	—	2,697
Reallocation of limited partner interest in the Operating Partnership	—	(576)	—	—	(576)	—	(576)
Foreign currency translation adjustment	—	—		1,817	1,817	(25)	1,792
Distributions on preferred units	—	(3,117)	—	—	(3,117)	—	(3,117)
Distributions on common units	—	(110,936)	—	—	(110,936)	—	(110,936)
Balance at June 30, 2017	151,889,880	$2,875,343	$84,394	$(1,655)	$2,958,082	$(363)	$2,957,719

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2017	2016
Operating Activities:
Net income	$17,240	$27,911
Adjustments to net cash provided by operating activities:
Depreciation and amortization	124,393	118,786
Amortization of acquired leases to rental revenue and expense	(5,400)	(5,773)
Amortization of deferred costs	1,274	679
Amortization of discounts and other fees	33	(2,102)
Amortization of lease inducement costs	173	173
Straight-line rent adjustment	(14,718)	(12,716)
Other-than-temporary impairment on retained bonds	4,890	—
Non-cash impairment charges	18,351	—
Gain on sale of properties	(19,379)	—
Distributions received from unconsolidated equity investments	689	13,775
Equity in net income (loss) of unconsolidated equity investments	(154)	2,923
Gain on remeasurement of previously held unconsolidated equity investment interests	—	(7,229)
Gain from sale of unconsolidated equity investment interests held with a related party	—	(5,341)
Gain (loss) on extinguishment of debt	(60)	5,183
Amortization of share-based compensation	4,058	2,422
Other non-cash adjustments	—	150
Changes in operating assets and liabilities:
Restricted cash	(19)	716
Payment of capitalized leasing costs	(6,008)	(9,558)
Tenant and other receivables	20,031	(11,842)
Other assets	(3,125)	(7,480)
Accounts payable and accrued expenses	(14,331)	(27,056)
Other liabilities	(1,895)	(9,319)
Net cash provided by operating activities	126,043	74,302
Investing Activities:
Capital expenditures	(46,119)	(9,474)
Distributions from investing activities received from unconsolidated equity investments	—	47,408
Proceeds from sales of unconsolidated equity investment interests held with a related party	—	149,286
Proceeds from sale of real estate	207,553	528,870
Return of restricted cash held in escrow for 1031 exchange	(27,691)	(42,908)
Contributions unconsolidated equity investments	(7,400)	(32,566)
Acquisition of real estate	(284,689)	(304,267)
Restricted cash for tenant improvements	1,168	3,304
Proceeds from servicing advances receivable	—	1,390
Net cash (used in) provided by investing activities	(157,178)	341,043
Financing Activities:
Proceeds from unsecured term loan and credit facility	155,000	173,160
Proceeds from senior unsecured notes	—	50,000
Repayment of unsecured term loans and credit facility	(155,000)	(300,000)
Proceeds from mortgage notes payable	2,582	9,550
Repayment of mortgage notes payable	(58,014)	(215,179)
Offering costs	(12,346)	—
Proceeds from issuance of common units	305,763	—
Payment of deferred financing costs	(213)	(1,734)
Payment of debt extinguishment costs	—	(15,836)
Preferred unit distributions paid	(3,117)	(3,117)
Common unit distributions paid	(106,377)	(55,175)
Proceeds from exercise of share options and purchases under the employee share purchase plan	—	167
Distribution to limited partnership interest in the Operating Partnerships	(205)	(177)
Change in restricted cash from financing activities	(880)	(25)
Net cash provided by (used in) financing activities	127,193	(358,366)
Net increase in cash and cash equivalents	96,058	56,979
Increase (decrease) in cash and cash equivalents related to foreign currency translation	(78)	131
Cash and cash equivalents at beginning of period	67,529	128,031
Cash and cash equivalents at end of period	$163,509	$185,141

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

1. Business and Organization
Gramercy Property Trust, or the Company or Gramercy, a Maryland real estate investment trust, or REIT, together with its subsidiary, GPT Operating Partnership LP, or the Operating Partnership, is a leading global investor and asset manager of commercial real estate. Gramercy specializes in acquiring and managing high quality, income producing commercial real estate leased to high quality tenants in major markets in the United States and Europe.
Gramercy earns revenues primarily through rental revenues on properties that it owns in the United States and asset management revenues on properties owned by third parties in the United States and Europe. The Company also owns unconsolidated equity investments in the United States, Europe, and Asia. The Company's operations are conducted primarily through the Operating Partnership. As of June 30, 2017, third-party holders of limited partnership interests owned approximately 0.36% of the Operating Partnership. These interests are referred to as the noncontrolling interests in the Operating Partnership.
As of June 30, 2017, the Company’s wholly-owned portfolio consists of 320 properties comprising 67,485,724 rentable square feet with 97.7% occupancy. As of June 30, 2017, the Company has ownership interests in 52 industrial and office properties which are held in unconsolidated equity investments in the United States and Europe and two properties held through the investment in CBRE Strategic Partners Asia. As of June 30, 2017, the Company manages approximately $1,341,000 of commercial real estate assets, primarily on behalf of its joint venture partners, including approximately $1,048,000 of assets in Europe.
During the six months ended June 30, 2017, the Company acquired 19 properties aggregating 4,750,354 square feet for a total purchase price of approximately $302,412, including the acquisition of a previously consolidated variable interest entity, or VIE, for $29,605, a vacant property for $2,400, and two land parcels for $6,840. Additionally, during the six months ended June 30, 2017, the Company acquired two land parcels for an aggregate purchase price of $2,800, on which it has committed to construct industrial facilities for an estimated $49,077. During the six months ended June 30, 2017, the Company sold 17 properties and two offices from another asset aggregating 2,227,753 square feet for total gross proceeds of approximately $234,985.
Prior to December 17, 2015, the Company was known as Chambers Street Properties, or Chambers. On December 17, 2015, Chambers completed a merger, or the Merger, with Gramercy Property Trust Inc., or Legacy Gramercy. While Chambers was the surviving legal entity, immediately following consummation of the Merger, the Company changed its name to “Gramercy Property Trust” and its New York Stock Exchange, or NYSE, trading symbol to “GPT.”
Unless the context requires otherwise, all references to “Company,” “Gramercy,” "we," "our" and "us" mean Legacy Gramercy and its subsidiaries, including Legacy Gramercy’s operating partnership and its subsidiaries, for the periods prior to the Merger closing and Gramercy Property Trust and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries, for periods following the Merger closing.
2. Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2017 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and in the Operating Partnership’s audited financial statements for the year ended December 31, 2016 filed as an exhibit to the Company’s Form 8-K filed on June 29, 2017. The Condensed Consolidated Balance Sheets at December 31, 2016 were derived from the audited Consolidated Financial Statements at that date.
Reclassifications
Certain prior year balances have been reclassified to conform with the current year presentation. These reclassifications had no effect on the previously reported net income. On the Condensed Consolidated Statements of Operations, the Company reclassified investment income of $503 and $946 for the three and six months ended June 30, 2016, respectively, into other income.
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
Entities which the Company does not control and are considered VIEs, but where the Company is not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated. The equity interests of other limited partners in the Company’s Operating Partnership are reflected as noncontrolling interests. See Note 13 for more information on the Company’s noncontrolling interests.
Real Estate Investments
Real Estate Acquisitions
In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-01, Amendments to Business Combinations, which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. Although the Company is not required to implement ASU 2017-01 until annual periods beginning after December 15, 2017, including interim periods within those periods, the Company early adopted the new standard in the first quarter of 2017. As a result, the Company evaluated its real estate acquisitions during the six months ended June 30, 2017 under the new framework and determined the properties acquired did not meet the definition of a business, thus the transactions were accounted for as asset acquisitions. Refer to the "Recently Issued Accounting Pronouncements" section below for more information on the new guidance and refer to Note 4 for more information on the transactions during the six months ended June 30, 2017.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

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
Acquisitions of real estate that do not meet the definition of a business, including sale-leaseback transactions that have newly-originated leases and real estate investments under construction, or build-to-suit investments, are recorded as asset acquisitions. The accounting for asset acquisitions is similar to the accounting for business combinations, except that the acquisition consideration, including acquisition costs, is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. Based on this allocation methodology, asset acquisitions do not result in the recognition of goodwill or a bargain purchase. The Company incurs internal transaction costs, which are direct, incremental internal costs related to acquisitions, that are recorded within general and administrative expense. Additionally, for build-to-suit investments in which the Company may engage a developer to construct a property or provide funds to a tenant to develop a property, the Company capitalizes the funds provided to the developer/tenant and real estate taxes, if applicable, during the construction period.
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

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

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
Restricted Cash
The Company had restricted cash of $40,326 and $12,904 at June 30, 2017 and December 31, 2016, respectively, which primarily consisted of proceeds from property sales held by qualified intermediaries to be used for tax-deferred, like-kind exchanges under Internal Revenue Code, or IRC, Section 1031, reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain mortgage note obligations.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

Variable Interest Entities
The Company had two and three consolidated VIEs as of June 30, 2017 and December 31, 2016, respectively. The Company had three and four unconsolidated VIEs as of June 30, 2017 and December 31, 2016, respectively. The following is a summary of the Company’s involvement with VIEs as of June 30, 2017:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Consolidated VIEs:
Operating Partnership	$5,686,906	$2,722,775	$5,686,906	$2,722,775
Gramercy Europe Asset Management (European Fund Manager)	$1,348	$25	$1,348	$2,073
Unconsolidated VIEs:
Gramercy Europe Asset Management (European Fund Carry Co.)	$5	$—	$18	$—
Retained CDO Bonds	$6,345	$—	$135,640	$113,252
The following is a summary of the Company’s involvement with VIEs as of December 31, 2016:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Consolidated VIEs:
Operating Partnership	$5,603,527	$2,842,493	$5,603,527	$2,842,493
Proportion Foods	$22,836	$3,041	$22,836	$23,514
Gramercy Europe Asset Management (European Fund Manager)	$1,100	$47	$1,100	$1,742
Unconsolidated VIEs:
Gramercy Europe Asset Management (European Fund Carry Co.)	$8	$—	$31	$—
Retained CDO Bonds	$11,906	$—	$391,990	$592,414
Consolidated VIEs
Operating Partnership
The Operating Partnership is a consolidated VIE because the Company is its primary beneficiary due to its majority ownership and ability to exercise control over every aspect of the Operating Partnership’s operations.
Gramercy Europe Asset Management (European Fund Manager)
In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired equity interests in the entity, hereinafter European Fund Manager, which provides investment and asset management services to the Gramercy European Property Fund. The Company determined that European Fund Manager is a VIE, as the equity holders of that entity do not have controlling financial interests and do not have the

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

obligation to absorb losses. As Gramercy Europe Asset Management, through an investment advisory agreement with the VIE, controls the activities that most significantly affect the economic outcome of European Fund Manager, the Company concluded that it is the entity’s primary beneficiary and has consolidated the VIE. The Company receives net cash inflows from European Fund Manager in the form of management fees, and if the VIE’s cash inflows are not sufficient to cover its obligations, the Company may provide financial support for the VIE.
Proportion Foods
In December 2015, the Company entered into a non-recourse financing arrangement with Big Proportion Austin LLC, or BIG, for a build-to-suit industrial property in Round Rock, Texas, or Proportion Foods. Concurrently, the Company entered into a forward purchase agreement with BIG, pursuant to which the Company agreed to acquire the property, which is 100.0% leased to Proportion Foods, upon substantial completion of the facility’s development. The Company determined that Proportion Foods was a VIE, as the equity holders of the entity did not have controlling financial interests and were not obligated to absorb losses. The Company controlled the activities that most significantly affected the economic outcome of Proportion Foods through its financing arrangement to fund the property’s development and its forward purchase agreement with BIG. As such, the Company concluded it was the entity’s primary beneficiary and consolidated the VIE. The construction of the facility on the property was completed in March 2017, at which time the Company acquired the property. Following the acquisition, the property was wholly-owned by the Company and was no longer a consolidated VIE.
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
Investment in Retained CDO Bonds
The Company has retained non-investment grade subordinate bonds, preferred shares and ordinary shares of three collateralized debt obligations, or CDOs, together the Retained CDO Bonds. The Company does not control the activities that most significantly impact the Retained CDO Bonds’ economic performance and is not obligated to provide any financial support to them, thus the Retained CDO Bonds have been determined to be unconsolidated VIEs, in which the Company’s interest is recorded at fair value within other assets on the Condensed Consolidated Balance Sheets. The Retained CDO Bonds may provide the potential for the Company to receive continuing cash flows in the future, however, there is no guarantee that the Company will realize any proceeds from the Retained CDO Bonds or what the timing of the proceeds may be. The Company’s maximum exposure to loss is limited to its interest in the Retained CDO Bonds. In April 2017, one of the CDOs, in which the Company’s retained interest has no value, commenced liquidation. The Company will not receive any proceeds from the liquidation. Thus, as of June 30, 2017, one of the Retained CDO Bonds is no longer considered a VIE of the Company.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

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
Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of June 30, 2017 and December 31, 2016 were $523 and $57, respectively. The Company continually reviews receivables related to rent, tenant reimbursements, and management fees, including incentive fees, and determines collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable, as appropriate.
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
The aggregate value of in-place leases represents the costs of leasing costs, other tenant related costs, and lost revenue that the Company did not have to incur by acquiring a property that is already occupied. Factors considered by management in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

lease-up period for each property taking into account current market conditions and costs to execute similar leases, including leasing commissions and other related expenses. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the anticipated lease-up period. The value of in-place leases is amortized to depreciation and amortization expense over the remaining non-cancelable term of the respective leases, but never over a term that exceeds the remaining depreciable life of the building. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the in-place lease intangible will be written off to depreciation and amortization expense.
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
Intangible assets and liabilities consist of the following:

	June 30, 2017	December 31, 2016
Intangible assets:
In-place leases, net of accumulated amortization of $154,831 and $117,717	$506,094	$553,924
Above-market leases, net of accumulated amortization of $20,080 and $15,719	53,730	59,647
Below-market ground rent, net of accumulated amortization of $337 and $274	5,046	5,109
Amounts related to assets held for sale, net of accumulated amortization of $456 and $0	(1,639)	—
Total intangible assets	$563,231	$618,680
Intangible liabilities:
Below-market leases, net of accumulated amortization of $26,766 and $26,168	$176,453	$223,110
Above-market ground rent, net of accumulated amortization of $355 and $248	6,946	7,073
Amounts related to liabilities of assets held for sale, net of accumulated amortization of $1,030 and $0	(7,764)	—
Total intangible liabilities	$175,635	$230,183

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

The following table provides the weighted-average amortization period as of June 30, 2017 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted-Average Amortization Period (years)	July 1 to December 31, 2017	2018	2019	2020	2021
In-place leases	9.2	$45,302	$85,600	$71,830	$58,645	$50,813
Total to be included in depreciation and amortization expense		$45,302	$85,600	$71,830	$58,645	$50,813

Above-market lease assets	7.2	$5,512	$10,574	$9,377	$7,255	$6,043
Below-market lease liabilities	18.7	(5,604)	(11,122)	(10,787)	(10,464)	(10,314)
Total to be included in rental revenue		$(92)	$(548)	$(1,410)	$(3,209)	$(4,271)

Below-market ground rent	40.9	$64	$127	$127	$127	$127
Above-market ground rent	32.7	(107)	(214)	(214)	(214)	(214)
Total to be included in property operating expense		$(43)	$(87)	$(87)	$(87)	$(87)
The Company recorded $24,167 and $29,615 of amortization of in-place lease intangible assets as part of depreciation and amortization for the three months ended June 30, 2017 and 2016, respectively. The Company recorded $48,339 and $57,175 of amortization of in-place lease intangible assets as part of depreciation and amortization for the six months ended June 30, 2017 and 2016, respectively. The Company recorded $4,756 and $5,629 of amortization of market lease intangible assets and liabilities as an increase to rental revenue for the three months ended June 30, 2017 and 2016, respectively. The Company recorded $5,377 and $5,810 of amortization of market lease intangible assets and liabilities as an increase to rental revenue for the six months ended June 30, 2017 and 2016, respectively. The Company recorded $(22) and $8 of amortization of ground rent intangible assets and liabilities as part of property operating expense for the three months ended June 30, 2017 and 2016, respectively. The Company recorded $(43) and $17 of amortization of ground rent intangible assets and liabilities as part of property operating expense for the six months ended June 30, 2017 and 2016, respectively.
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
The Company’s lease agreements with tenants also generally contain provisions that require tenants to reimburse the Company for real estate taxes, insurance costs, common area maintenance costs, and other property-related expenses. Under lease arrangements in which the Company is the primary obligor for these expenses, such amounts

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

are recognized as both revenues and operating expenses for the Company. Under lease arrangements in which the tenant pays these expenses directly, such amounts are not included in revenues or expenses. These reimbursement amounts are recognized in the period in which the related expenses are incurred.
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
Third-Party Management Fees
The Company’s asset and property management agreements may contain provisions for fees related to dispositions, administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets. The Company recognizes revenue for fees pursuant to its management agreements in the period in which they are earned. Deferred revenue from management fees received prior to the date earned is included in other liabilities on the Condensed Consolidated Balance Sheets.
Certain of the Company’s asset management contracts and agreements with its unconsolidated equity investments include provisions that allow it to earn additional fees, generally described as incentive fees or promoted interests, based on the achievement of a targeted valuation or the achievement of a certain internal rate of return on the managed assets held by third parties or the equity investment. The Company recognizes incentive fees on its asset management contracts based upon the amount that would be due pursuant to the contract, if the contract were terminated at the reporting date. If the incentive fee is a fixed amount, only a proportionate share of revenue is recognized at the reporting date, with the remaining fees recognized on a straight-line basis over the measurement period. The Company recognizes promoted interest in the period in which it is determined to be appropriately earned pursuant to the terms of the specific agreement. The values of incentive management fees and promoted interest fees are periodically evaluated by management. For the three months ended June 30, 2017, the Company did not recognize any incentive fee revenue and for the six months ended June 30, 2017, the Company recognized incentive fees of $1,449. For the three and six months ended June 30, 2016, the Company recognized incentive fees of $14,217 and $15,190, respectively.
Other Income
Other income primarily consists of miscellaneous property related income, lease termination fees, income accretion on the Company’s Retained CDO Bonds, which are measured at fair value on a quarterly basis using a discounted cash flow model, realized foreign currency exchange gains (losses), and interest income.
Foreign Currency
Gramercy Europe Asset Management performs asset and property management services in the United Kingdom. The Company has unconsolidated equity investments in Europe and Asia and had two wholly-owned properties in Canada and one wholly-owned property in the United Kingdom until their dispositions in March 2017 and December 2016, respectively. The Company also has borrowings outstanding in euros and British pounds sterling under the multicurrency portion of its revolving credit facility. Refer to Note 5 for more information on the Company’s foreign unconsolidated equity investments.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

Foreign Currency Translation
During the periods presented, the Company has had interests in Europe and Canada for which the functional currencies are the euro, the British pound sterling, and the Canadian dollar, respectively. The Company performs the translation from these foreign currencies to the U.S. dollar for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The Company reports the gains and losses resulting from such translation as a component of other comprehensive income. For the three and six months ended June 30, 2017, the Company recorded net translation gains of $1,126 and $1,817, respectively. For the three and six months ended June 30, 2016, the Company recorded net translation losses of $8,686 and $2,567, respectively. Translation gains and losses are reclassified to other income within earnings when the Company has substantially exited from the foreign currency denominated asset or liability.
Foreign Currency Transactions
A transaction gain or loss realized upon settlement of a foreign currency transaction will be included in earnings for the period in which the transaction is settled. Foreign currency intercompany transactions that are scheduled for settlement are included in the determination of net income. Intercompany foreign currency transactions of a long-term nature that do not have a planned or foreseeable future settlement date, in which the entities to the transactions are consolidated or accounted for by the equity method in the Company’s financial statements, are not included in net income but are reported as a component of other comprehensive income. For the three and six months ended June 30, 2017, the Company recognized net realized foreign currency transaction gains of $66 and $57, respectively, on such transactions. For the three and six months ended June 30, 2016, the Company recognized net realized foreign currency transaction losses of $186 and $81, respectively, on such transactions.
Other Assets
The Company includes prepaid expenses, capitalized software costs, contract intangible assets, deferred costs, goodwill, derivative assets, and Retained CDO Bonds in other assets.
Goodwill
Goodwill represents the fair value of the collaboration expected to be achieved upon consummation of a business combination and is measured as the excess of consideration transferred over the net assets acquired at acquisition date. The Company recognized goodwill of $3,802 related to the acquisition of Gramercy Europe Limited, or Gramercy Europe Asset Management. The carrying value of goodwill has been adjusted each reporting period for the effect of foreign currency translation adjustments. The carrying value of goodwill at June 30, 2017 and December 31, 2016 was $3,100 and $2,988, respectively. The Company’s goodwill has had an indeterminate life and has not been amortized, but has been tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in the impairment test. The Company did not record any impairment on its goodwill during the three and six months ended June 30, 2017.
Retained CDO Bonds
The Retained CDO Bonds are non-investment grade subordinate bonds, preferred shares and ordinary shares of three CDOs. Management estimated the timing and amount of cash flows expected to be collected and recognized an

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

investment in the Retained CDO Bonds equal to the net present value of these discounted cash flows. There is no guarantee that the Company will realize any proceeds from this investment, or what the timing will be for the expected remaining life of the Retained CDO Bonds. The Company considers these investments to be not of high credit quality and does not expect a full recovery of interest and principal. Therefore, the Company has suspended interest income accruals on these investments. The Company classifies the Retained CDO Bonds as available for sale. On a quarterly basis, the Company evaluates the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, the Company will record an other-than-temporary impairment, or OTTI, in the Condensed Consolidated Statements of Operations. To determine the component of the OTTI related to expected credit losses, the Company compares the amortized cost basis of the Retained CDO Bonds to the present value of the revised expected cash flows, discounted using the pre-impairment effective yield. Conversely, if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, the Company will prospectively adjust the yield using the effective yield method. Refer to Note 9 for further discussion regarding the fair value measurement of the Retained CDO Bonds. For the three months ended June 30, 2017, the Company recognized no OTTI on its Retained CDO Bonds and for the six months ended June 30, 2017, the Company recognized OTTI of $4,890 on its Retained CDO Bonds. For the three and six months ended June 30, 2016, the Company recognized no OTTI on its Retained CDO Bonds.
A summary of the Company’s Retained CDO Bonds as of June 30, 2017 is as follows:

Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain	Other-than-temporary impairment	Fair Value	Weighted Average Expected Life (years)
6	$322,006	$4,215	$2,130	$(4,890)	$6,345	1.6

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

The following table summarizes the activity related to credit losses on the Retained CDO Bonds for the six months ended June 30, 2017 and for the year ended December 31, 2016:

	2017	2016
Balance as of January 1, 2017 and 2016, respectively, of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income (loss)	$(491)	$3,196
Additions to credit losses:
On Retained CDO Bonds for which an OTTI was not previously recognized	—	—
On Retained CDO Bonds for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income (loss)	4,890	—
On Retained CDO Bonds for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income (loss)	—	—
Reduction for credit losses:	—	—
On Retained CDO Bonds for which no OTTI was recognized in other comprehensive income at current measurement date	—	—
On Retained CDO Bonds sold during the period	—	—
On Retained CDO Bonds charged off during the period	—	—
For increases in cash flows expected to be collected that are recognized over the remaining life of the Retained CDO Bonds	(1,691)	(3,687)
Balance as of June 30, 2017 and December 31, 2016, respectively, of credit of losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income (loss)	$2,708	$(491)
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions.
Concentrations of credit risk also arise when a number of the Company’s tenants or asset management clients are engaged in similar business activities or are subject to similar economic risks or conditions that could cause their inability to meet contractual obligations to the Company. The Company regularly monitors its portfolio to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified. Excluding below-market lease amortization, no single tenant accounted for more than 10.0% of the Company’s rental revenue for the three and six months ended June 30, 2017. During the three months ended June 30, 2017, Bank of America, N.A., or BOA, accounted for 10.5% of the Company’s rental revenue, of which 5.4% pertained to amortization recorded on below-market lease liabilities. One tenant, BOA, accounted for 15.2% and 12.8% of the Company’s rental revenue for the three and six months ended June 30, 2016, respectively, of which 7.9% and 5.4%, respectively, pertained to amortization recorded on below-market lease liabilities. Additionally, for the three and six months ended June 30, 2017, there were three states, California, Texas, and Florida, that each accounted for 10.0% or more of the Company’s rental revenue. Following the expiration of the KBS management contract, management fees are not a significant source of the Company’s revenue and thus concentrations of management fees from specific customers is not deemed a significant credit risk.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

Segment Reporting
ASC 280, Segment Reporting, establishes standards for the manner in which public enterprises report information about operating segments. In prior periods, the Company has viewed and presented its operations as two segments, Investments/Corporate and Asset Management. However, based upon the significant reduction in the Company’s third-party asset management operations following the expiration of the KBS management contract, as of June 30, 2017, the Company views its operations as one segment, which consists of net leasing operations. The Company has no other reportable segments.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration it expects to receive in exchange for those goods or services. The guidance also requires enhanced disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. In April 2016, the FASB issued ASU 2016-10, which amends the new revenue recognition guidance on identifying performance obligations. In February 2017, the FASB issued ASU 2017-05, which clarifies the scope of gains and losses from the derecognition of nonfinancial assets and provides guidance for the partial sales of nonfinancial assets in context of the new revenue standard. The new revenue recognition guidance is effective for the first interim period within annual reporting periods beginning after December 15, 2017, with early adoption permitted for the first interim period within annual reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the new guidance. A substantial portion of the Company’s revenue consists of rental revenue from leasing arrangements, which is specifically excluded from the new revenue guidance, however the Company also generates revenue from operating expense reimbursements, management fees, incentive fees, and gains and impairments on disposals, which will be impacted by the new revenue standard. The Company does not believe the new revenue guidance will have a material impact on its recognition and disclosure of revenue, except as it pertains to revenue recognized for certain of its sales of unconsolidated equity investments. The Company currently expects to adopt the standard in the first quarter of 2018 using the modified retrospective approach.
In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The update will be effective beginning in the first quarter of 2019 and early adoption is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company’s accounting for leases in which it is a lessor, which represents most of its leasing arrangements, will be largely unchanged under ASU 2016-02, however the Company is a lessee in several operating and ground leases and the accounting for these arrangements is more significantly impacted by the new standard. Pursuant to the new guidance, lessees are required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

classification. The Company is continuing to evaluate the impact of adopting the new leases standard on its Condensed Consolidated Financial Statements.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles- Goodwill and Other, which simplifies the accounting for goodwill impairments. Under the new guidance, an impairment charge is recorded based on the excess of the reporting unit’s carrying amount over its fair value. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019 with early adoption permitted for impairment tests after January 1, 2017. The Company is currently evaluating the impact of this guidance on its Condensed Consolidated Financial Statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting. The amendment provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. The guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted under certain circumstances. The Company is currently evaluating the impact of this guidance on its Condensed Consolidated Financial Statements.
3. Dispositions, Assets Held for Sale, and Discontinued Operations
Real Estate Dispositions and Impairments
During the three and six months ended June 30, 2017, the Company sold 10 and 17 properties, respectively, as well as two offices that are part of another asset. The property sales in 2017 comprised an aggregate 2,227,753 square feet and generated gross proceeds of $234,985. During the three and six months ended June 30, 2017, the Company recognized a net gain on disposals of $2,002 and $19,379, respectively, related to eight and 15 properties sold during the periods, respectively, as well as two offices sold from another asset. During the three and six months ended June 30, 2017, the Company recognized impairments of $5,580 and $18,351, respectively, of which $5,052 is related to three properties held as of June 30, 2017 that were determined to have non-recoverable declines in value during the period, and the remainder is related to properties sold during the periods. Refer to Note 9 for more information on how the Company determined the non-recurring fair value of these properties.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

The Company sold four and 10 properties during the three and six months ended June 30, 2016, respectively, and did not recognize a net gain on disposal or impairment loss related to these property sales. Of the properties sold during the six months ended June 30, 2017, eight of the sales were structured as like-kind exchanges within the meaning of Section 1031 of the IRC. As a result of the sales, the Company deposited $170,202 of the total sale proceeds into an IRC Section 1031 exchange escrow account with a qualified intermediary. The Company then used $140,985 of these funds as consideration for nine property acquisitions during the six months ended June 30, 2017.
Assets Held for Sale
The Company separately classifies properties held for sale in the Condensed Consolidated Financial Statements. The Company had four properties and one land parcel within another asset classified as held for sale as of June 30, 2017 with total net asset value of $6,781 and no assets classified as held for sale as of December 31, 2016. In the normal course of business, the Company identifies non-strategic assets for sale. Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held for sale, depreciation and amortization expense is no longer recorded.
The following table summarizes the assets held for sale and liabilities related to the assets held for sale as of June 30, 2017:

Assets held for sale	June 30, 2017
Real estate investments	$13,018
Acquired lease assets, net	1,639
Other assets	84
Total assets	$14,741
Liabilities related to assets held for sale
Below-market lease liabilities, net	7,764
Other liabilities	196
Total liabilities	$7,960
Net assets held for sale	$6,781
Discontinued Operations
The Company’s discontinued operations for the three and six months ended June 30, 2017 and 2016 were related to the assets that were assumed in the Merger and simultaneously designated as held for sale. The following operating results for the three and six months ended June 30, 2017 and 2016 are included in discontinued operations for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$3	$140	$(3)	$5,997
Operating expenses	—	(56)	6	(2,236)
General and administrative expense	(31)	(26)	(55)	(38)
Interest expense	—	—	—	(955)
Gain on extinguishment of debt	—	—	—	1,930
Net income (loss) from discontinued operations	$(28)	$58	$(52)	$4,698

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows. The table below presents additional relevant information pertaining to results of discontinued operations for the six months ended June 30, 2017 and 2016, including depreciation, amortization, capital expenditures, and significant operating and investing noncash items:

	Six Months Ended June 30,
	2017	2016
Significant operating noncash items	$—	$(9,452)
Increase in cash and cash equivalents related to foreign currency translation	—	1,045
Total	$—	$(8,407)
4. Real Estate Investments
Property Acquisitions
During the six months ended June 30, 2017, the Company acquired 19 properties comprising 4,750,354 square feet for an aggregate contract purchase price of approximately $302,412, including the acquisition of a consolidated VIE for $29,605, a vacant property for $2,400, and two land parcels for $6,840. Additionally, during the six months ended June 30, 2017, the Company acquired two land parcels for an aggregate purchase price of $2,800, on which it has committed to construct an industrial facility for an estimated $25,805 with projected completion in October 2017 and an industrial facility for an estimated $23,272 with projected completion in March 2018. Total value of the properties acquired during the six months ended June 30, 2017 was comprised of $277,979 of real estate assets, $29,892 of intangible assets, and $2,709 of intangible liabilities, including acquisition costs capitalized for the asset acquisitions.
Property Purchase Price Allocations
As described in Note 2, during the first quarter of 2017 the Company adopted ASU 2017-01, Amendments to Business Combinations, which amends the definition of a business and provides a revised framework for the determination of whether an integrated set of assets and activities meets the definition of a business. The Company evaluated its real estate acquisitions during the six months ended June 30, 2017 under the new framework and, accordingly, accounted for the transactions as asset acquisitions. Prior to adoption of ASU 2017-01 in 2017, the majority of the Company’s acquisitions were accounted for as business combinations. Of the acquisitions prior to 2017, there were 21 properties acquired in 2016 that were accounted for as business combinations which had preliminary purchase price allocations recorded as of December 31, 2016. The Company finalized the purchase price allocations of these 21 properties during the first quarter of 2017. The aggregate changes recorded from the preliminary purchase price allocations to the finalized purchase price allocations, are shown in the table below and are reflected in earnings for the six months ended June 30, 2017:

Preliminary Allocations recorded			Finalized Allocations recorded
Real Estate Assets	Intangible Assets	Intangible Liabilities	Real Estate Assets	Intangible Assets	Intangible Liabilities	Decrease to Rental Revenue	Increase to Depreciation and Amortization Expense
$513,424	$61,178	$11,093	$513,087	$60,627	$10,205	$27	$16

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

5. Unconsolidated Equity Investments
The Company accounts for substantially all of its unconsolidated equity investments under the equity method of accounting because it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In unconsolidated equity investments, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as unconsolidated equity investments, as applicable, and subsequently are adjusted for equity interest in net income and contributions and distributions. The amount of the investments on the Condensed Consolidated Balance Sheets is evaluated for impairment at each reporting period. None of the unconsolidated equity investment debt is recourse to the Company. Transactions with unconsolidated equity method entities are eliminated to the extent of the Company’s ownership in each such entity. Accordingly, the Company’s share of net income of these equity method entities is included in consolidated net income.
As a result of the Merger in 2015, the Company acquired an interest in four unconsolidated entities, the Goodman Europe JV, the Goodman UK JV, the Duke JV, and CBRE Strategic Partners Asia. The Company’s equity investment in the entities was fair valued on the Merger closing date, and the difference between the historical carrying value of the net assets and the fair value was recorded as a basis difference, which is amortized to equity in net income from unconsolidated equity investments over the remaining weighted average useful life of the underlying assets of each entity.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

As of June 30, 2017 and December 31, 2016, the Company owned properties through unconsolidated equity investments and had investment interests in these unconsolidated entities as follows:

	As of June 30, 2017					As of December 31, 2016
Investment	Ownership %	Voting Interest %	Partner	Investment in Unconsolidated Equity Investment [1]	No. of Properties	Investment in Unconsolidated Equity Investment [1]	No. of Properties
Gramercy European Property Fund [2]	14.2%	14.2%	Various	$55,724	30	$50,367	26
Goodman Europe JV [3]	5.1%	5.1%	Gramercy European Property Fund	3,370	8	3,491	8
Strategic Office Partners	25.0%	25.0%	TPG Real Estate	23,079	10	15,872	6
Goodman UK JV	80.0%	50.0%	Goodman Group	26,086	2	25,309	2
CBRE Strategic Partners Asia	5.07%	5.07%	Various	3,995	2	4,145	2
Philips JV	25.0%	25.0%	Various	—	1	—	1
Morristown JV	50.0%	50.0%	21 South Street	2,626	1	2,623	1
Total				$114,880	54	$101,807	46

1.
The amounts presented include basis differences of $2,406 and $4,025, net of accumulated amortization, for the Goodman Europe JV and Goodman UK JV, respectively, as of June 30, 2017. The amounts presented include basis differences of $2,286 and $3,941, net of accumulated amortization, for the Goodman Europe JV and Goodman UK JV, respectively, as of December 31, 2016.

2.	Includes European Fund Carry Co., which has a carrying value of $5 and $8 for the Company’s 25.0% interest as of June 30, 2017 and December 31, 2016, respectively.

3.
As of June 30, 2017, the Company has a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest of Goodman Europe JV through its 14.2% interest in the Gramercy European Property Fund. In the table above, as of December 31, 2016, the Company’s 94.9% interest in Goodman Europe JV held through its 14.2% interest in the Gramercy European Property Fund is included in the amount shown for the Gramercy European Property Fund and the Company’s 5.1% direct interest in the Goodman Europe JV is presented separately as the amount shown for the Goodman Europe JV.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

The following is a summary of the Company’s unconsolidated equity investments for the six months ended June 30, 2017:

Unconsolidated Equity Investments
Balance at January 1, 2017	$101,807
Contributions to unconsolidated equity investments	7,400
Equity in net income of unconsolidated equity investments, including adjustments for basis differences	154
Other comprehensive income of unconsolidated equity investments	6,208
Distributions from unconsolidated equity investments	(689)
Balance at June 30, 2017	$114,880
Gramercy European Property Fund
In December 2014, the Company, along with several equity investment partners, formed the Gramercy European Property Fund, a private real estate investment fund that targets single-tenant industrial, office and specialty retail assets throughout Europe. In the second quarter of 2016, the Gramercy European Property Fund acquired the Goodman Group’s 20.0% interest in the Goodman Europe JV and 74.9% of the Company’s 80.0% interest in the Goodman Europe JV. As of June 30, 2017 and December 31, 2016, the Company had a 14.2% interest in the Gramercy European Property Fund, which had a 94.9% ownership interest in the Goodman Europe JV. As of June 30, 2017 and December 31, 2016, the Company had a 5.1% direct interest in the Goodman Europe JV, as well as an indirect interest in the remaining 94.9% interest held through the Company’s 14.2% interest in the Gramercy European Property Fund.
In July 2017, the Gramercy European Property Fund sold 100.0% of its assets to a third party. Refer to Note 17 for more information on the sale transaction.
Since inception, the equity investors, including the Company, have collectively funded $395,213 (€352,500) in equity capital to the Gramercy European Property Fund. As of June 30, 2017 and December 31, 2016, the Company's cumulative contributions to the Gramercy European Property Fund were $55,892 (€50,000). As of June 30, 2017, the remaining commitments of all equity investors to the Gramercy European Property Fund were $57,130 (€50,000), including $14,283 (€12,500) from the Company. During the three and six months ended June 30, 2017, the Company received distributions of $337 and $689, respectively, from the Goodman Europe JV.
During the six months ended June 30, 2017 and the year ended December 31, 2016, the Gramercy European Property Fund acquired four and 13 properties, respectively, and in 2016 also acquired the Company's 5.1% interest in one property located in Lille, France held by the Goodman Europe JV. Refer to Note 8 for additional information on the equity transactions related to the Gramercy European Property Fund and Goodman Europe JV. As of June 30, 2017, there were 30 properties in the Gramercy European Property Fund and eight additional properties held in the Goodman Europe JV.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

Strategic Office Partners
In August 2016, the Company partnered with TPG Real Estate, or TPG, to form Strategic Office Partners, an unconsolidated equity investment created for the purpose of acquiring, owning, operating, leasing and selling single-tenant office properties located in high-growth metropolitan areas in the United States. In September 2016, the Company contributed six properties to Strategic Office Partners and during the six months ended June 30, 2017, Strategic Office Partners acquired four properties. The Company provides asset and property management, accounting, construction, and leasing services to Strategic Office Partners, for which it earns management fees and is entitled to a promoted interest. TPG and the Company have committed to fund an aggregate $400,000 to Strategic Office Partners, including $100,000 from the Company. During the three and six months ended June 30, 2017, the Company contributed $4,750 and $7,400, respectively, to Strategic Office Partners and as of June 30, 2017, the Company's remaining commitment is $76,573. During the three and six months ended June 30, 2017, the Company received no distributions from the Strategic Office Partners.
Goodman UK JV
The Goodman UK JV invests in industrial properties in the United Kingdom. During the three and six months ended June 30, 2017, the Company received no distributions from the Goodman UK JV.
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
CBRE Strategic Partners Asia
CBRE Strategic Partners Asia is a real estate investment fund with investments in China. CBRE Strategic Partners Asia has an eight-year term, which began on January 31, 2008 and may be extended for up to two one-year periods with the approval of two-thirds of the limited partners. In March 2016, the limited partners approved a one-year extension. CBRE Strategic Partners Asia's commitment period has ended, however, it may call capital to fund operations, obligations and liabilities. During the three and six months ended June 30, 2017, the Company did not receive any distributions from CBRE Strategic Partners Asia. In February 2017, the fund commenced liquidation and will wind up over the succeeding 24 months.
Philips JV
The Company has a 25.0% interest in 200 Franklin Square Drive, a 199,900 square foot building located in Somerset, New Jersey which is 100.0% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics, through December 2021, or the Philips JV. During the three and six months ended June 30, 2017, the Company received no distributions and recognized no revenue from the Philips JV.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

Morristown JV
In October 2015, the Company contributed 50.0% of its interest in an office property located in Morristown, New Jersey to a joint venture the Company formed with 21 South Street, a subsidiary of Hampshire Partners Fund VIII LP, or the Morristown JV. Concurrent with the contribution, the Company sold the remaining 50.0% equity interest of the property to 21 South Street.
The balance sheets for the Company’s unconsolidated equity investments at June 30, 2017 are as follows:

	Gramercy European Property Fund [1]
	Goodman Europe JV	Gramercy European Property Fund [2]	Total	Strategic Office Partners	Goodman UK JV	CBRE Strategic Partners Asia	Other [3]
Assets:
Real estate assets, net [4]	$238,253	$612,357	$850,610	$242,396	$31,614	$85,653	$49,065
Other assets	29,136	70,248	99,384	50,557	1,921	11,518	3,121
Total assets	$267,389	$682,605	$949,994	$292,953	$33,535	$97,171	$52,186
Liabilities and members’ equity:
Mortgage notes payable	$150,436	$330,514	$480,950	$187,791	$—	$—	$39,270
Other liabilities	6,963	55,511	62,474	10,767	735	14,371	3,377
Total liabilities	157,399	386,025	543,424	198,558	735	14,371	42,647
Gramercy Property Trust equity	12,290	46,799	59,089	23,079	26,086	3,995	2,631
Other members’ equity	97,700	249,781	347,481	71,316	6,714	78,805	6,908
Liabilities and members’ equity	$267,389	$682,605	$949,994	$292,953	$33,535	$97,171	$52,186

1.
As of June 30, 2017, the Company has a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund. In the table above, the Company’s equity interest in the Goodman Europe JV includes both its direct 5.1% interest as well as its indirect interest that is held through its 14.2% interest in the Gramercy European Property Fund, and the Company’s equity interest in the Gramercy European Property Fund represents its interest in all of the properties owned by the Gramercy European Property Fund except for the properties in the Goodman Europe JV.

2.	Excludes the Gramercy European Property Fund’s 94.9% interest in the Goodman Europe JV.

3.	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

4.	Includes basis adjustments that were recorded by the Company to adjust the unconsolidated equity investments to fair value upon closing of the Merger.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

The balance sheets for the Company’s unconsolidated equity investments at December 31, 2016 are as follows:

	Gramercy European Property Fund [1]
	Goodman Europe JV	Gramercy European Property Fund [2]	Total	Strategic Office Partners	Goodman UK JV	CBRE Strategic Partners Asia	Other [3]
Assets:
Real estate assets, net [4]	$285,087	$347,069	$632,156	$149,484	$25,128	$87,852	$49,580
Other assets	86,273	63,523	149,796	42,323	6,650	12,247	3,020
Total assets	$371,360	$410,592	$781,952	$191,807	$31,778	$100,099	$52,600
Liabilities and members' equity:
Mortgage notes payable	$174,269	$215,980	$390,249	$121,894	$—	$—	$39,730
Other liabilities	7,778	19,940	27,718	4,347	934	14,383	3,259
Total liabilities	182,047	235,920	417,967	126,241	934	14,383	42,989
Gramercy Property Trust equity	12,734	41,116	53,850	15,872	25,309	4,145	2,631
Other members' equity	176,579	133,556	310,135	49,694	5,535	81,571	6,980
Liabilities and members' equity	$371,360	$410,592	$781,952	$191,807	$31,778	$100,099	$52,600

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

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

Certain real estate assets in the Company’s unconsolidated equity investments are subject to mortgage notes. The following is a summary of the secured financing arrangements within the Company’s unconsolidated equity investments as of June 30, 2017:

						Outstanding Balance [2]
Property	Unconsolidated Equity Investment	Economic Ownership		Interest Rate [1]	Maturity Date	June 30, 2017	December 31, 2016
Strategic Office Partners portfolio [3]	Strategic Office Partners	25.0%		4.08%	10/7/2019	$191,600	$125,000
Durrholz, Germany	Gramercy European Property Fund	14.2%		1.52%	3/31/2020	13,197	12,289
Venray, Germany	Gramercy European Property Fund	14.2%		3.32%	12/2/2020	14,068	13,015
Lille, France	Gramercy European Property Fund	14.2%		3.13%	12/17/2020	29,422	27,081
Carlisle, United Kingdom	Gramercy European Property Fund	14.2%		3.32%	2/19/2021	11,022	10,443
Saint Martin, France	Gramercy European Property Fund	14.2%		2.67%	4/25/2021	15,608	—
Castelnau, France	Gramercy European Property Fund	14.2%		2.67%	4/25/2021	11,243	—
Oud Beijerland, Netherlands	Gramercy European Property Fund	14.2%		2.09%	12/30/2022	8,704	8,077
Zaandam, Netherlands	Gramercy European Property Fund	14.2%		2.08%	12/30/2022	12,551	11,647
Kerkrade, Netherlands	Gramercy European Property Fund	14.2%		2.08%	12/30/2022	10,369	9,622
Friedrichspark, Germany	Gramercy European Property Fund	14.2%		2.08%	12/30/2022	9,370	8,694
Fredersdorf, Germany	Gramercy European Property Fund	14.2%		2.08%	12/30/2022	12,120	11,247
Breda, Netherlands	Gramercy European Property Fund	14.2%		1.90%	12/30/2022	10,721	9,948
Juechen, Germany	Gramercy European Property Fund	14.2%		1.89%	12/30/2022	20,316	18,852
Piaseczno, Poland	Gramercy European Property Fund	14.2%		1.98%	12/30/2022	8,773	8,141
Strykow, Poland	Gramercy European Property Fund	14.2%		1.98%	12/30/2022	20,657	19,167
Uden, Netherlands	Gramercy European Property Fund	14.2%		1.98%	12/30/2022	9,606	8,913
Rotterdam, Netherlands	Gramercy European Property Fund	14.2%		1.89%	12/30/2022	8,227	7,633
Frechen, Germany	Gramercy European Property Fund	14.2%		1.49%	12/30/2022	6,518	6,043
Meerane, Germany	Gramercy European Property Fund	14.2%		1.35%	12/30/2022	10,945	10,138
Amsterdam, Netherlands	Gramercy European Property Fund	14.2%		1.59%	12/30/2022	3,339	3,093
Tiel, Netherlands	Gramercy European Property Fund	14.2%		1.59%	12/30/2022	9,904	9,174
Netherlands portfolio [4]	Gramercy European Property Fund	14.2%		3.02%	6/28/2023	14,568	13,409
Kutno, Poland	Gramercy European Property Fund	14.2%		1.91%	7/21/2023	6,399	5,890
European Facility [5]	Goodman Europe JV	18.6%	[6]	0.90%	11/16/2023	34,277	31,551
European Facility [5]	Goodman Europe JV	18.6%	[6]	1.75%	11/16/2023	116,159	106,917
Utrecht, Netherlands	Gramercy European Property Fund	14.2%		1.95%	1/16/2024	39,277	—
Worksop, United Kingdom	Gramercy European Property Fund	14.2%		3.94%	10/20/2026	11,006	10,551
Somerset, NJ	Philips JV	25.0%		6.90%	9/11/2035	39,270	39,730
Total mortgage notes payable						$709,236	$546,265
Net deferred financing costs and net debt premium						(1,225)	5,608
Total mortgage notes payable, net						$708,011	$551,873

1.
Represents the current effective rate as of June 30, 2017, including the swapped interest rate for mortgage notes that have interest rate swaps. The current interest rate is not adjusted to include the amortization of fair market value premiums or discounts.

2.	Mortgage notes are presented at 100.0% of the amount held by the unconsolidated equity investment.

3.	There are ten properties under this mortgage note.

4.	There are five properties under this mortgage note.

5.	There are eight properties under this mortgage facility.

6.
Represents the Company’s economic ownership in the Goodman Europe JV, which includes both its 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

The statements of operations for the Company’s unconsolidated equity investments for the three months ended June 30, 2017 are as follows:

	Gramercy European Property Fund [1]
	Goodman Europe JV	Gramercy European Property Fund [2]	Total	Strategic Office Partners	Goodman UK JV	CBRE Strategic Partners Asia	Other [3]
Revenues	$5,323	$11,479	$16,802	$7,174	$293	$230	$1,094
Operating expenses	945	2,802	3,747	2,316	225	283	116
Interest expense	614	1,798	2,412	2,055	—	—	700
Depreciation and amortization	2,024	5,322	7,346	2,852	261	—	333
Total expenses	3,583	9,922	13,505	7,223	486	283	1,149
Net income (loss) from operations	1,740	1,557	3,297	(49)	(193)	(53)	(55)
Gain (loss) on derivatives	—	1,049	1,049	(413)	—	—	—
Provision for taxes	(15)	(424)	(439)	—	(20)	—	—
Net income (loss)	$1,725	$2,182	$3,907	$(462)	$(213)	$(53)	$(55)
Company's share in net income (loss)	$88	$439	$527	$(36)	$(171)	$(4)	$9
Adjustments for REIT basis	(37)	—	(37)	—	(40)	—	—
Company's equity in net income (loss) within continuing operations	$51	$439	$490	$(36)	$(211)	$(4)	$9

1.
As of and for the three months ended June 30, 2017, the Company had a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund. For the three months ended June 30, 2017, the Company’s equity in net income (loss) of the entities is based on these ownership interest percentages during the period.

2.	Excludes the results of the Gramercy European Property Fund’s 94.9% interest in the Goodman Europe JV, as the Goodman Europe JV is separately presented.

3.	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

The statements of operations for the Company’s unconsolidated equity investments for the six months ended June 30, 2017 are as follows:

	Gramercy European Property Fund [1]
	Goodman Europe JV	Gramercy European Property Fund [2]	Total	Strategic Office Partners	Goodman UK JV	CBRE Strategic Partners Asia	Other [3]
Revenues	$10,278	$21,597	$31,875	$12,700	$588	$(2,215)	$2,208
Operating expenses	1,867	5,753	7,620	3,790	527	701	274
Interest expense	1,286	3,272	4,558	3,565	—	—	1,341
Depreciation and amortization	4,045	9,795	13,840	5,355	636	—	666
Total expenses	7,198	18,820	26,018	12,710	1,163	701	2,281
Net income (loss) from operations	3,080	2,777	5,857	(10)	(575)	(2,916)	(73)
Gain (loss) on derivatives	—	2,270	2,270	(762)	—	—	—
Provision for taxes	(32)	(278)	(310)	—	(28)	—	—
Net income (loss)	$3,048	$4,769	$7,817	$(772)	$(603)	$(2,916)	$(73)
Company's share in net income (loss)	$155	$885	$1,040	$(51)	$(483)	$(150)	$—
Adjustments for REIT basis	(73)	—	(73)	—	(129)	—	—
Company's equity in net income (loss) within continuing operations	$82	$885	$967	$(51)	$(612)	$(150)	$—

1.
As of and for the six months ended June 30, 2017, the Company had a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that is held through the Company’s 14.2% interest in the Gramercy European Property Fund. For the six months ended June 30, 2017, the Company’s equity in net income (loss) of the entities is based on these ownership interest percentages during the period.

2.	Excludes the results of the Gramercy European Property Fund’s 94.9% interest in the Goodman Europe JV, as the Goodman Europe JV is separately presented.

3.	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

The statements of operations for the Company’s unconsolidated equity investments for the three months ended June 30, 2016 are as follows:

	Gramercy European Property Fund [1]
	Goodman Europe JV	Gramercy European Property Fund	Total	Goodman UK JV	Duke JV	CBRE Strategic Partners Asia	Other [2]
Revenues	$6,073	$5,884	$11,957	$636	$8,860	$1,024	$1,083
Operating expenses	833	1,068	1,901	186	2,128	288	85
Acquisition expenses	4,960	1,871	6,831	—	—	—	23
Interest expense	944	967	1,911	—	167	—	704
Depreciation and amortization	2,342	2,487	4,829	371	3,424	—	333
Total expenses	9,079	6,393	15,472	557	5,719	288	1,145
Net income (loss) from operations	(3,006)	(509)	(3,515)	79	3,141	736	(62)
Loss on derivatives	—	(1,489)	(1,489)	—	—	—	—
Provision for taxes	—	(276)	(276)	—	—	—	—
Net income (loss)	$(3,006)	$(2,274)	$(5,280)	$79	$3,141	$736	$(62)
Company's share in net income (loss)	$(2,405)	$(438)	$(2,843)	$63	$2,513	$36	$11
Adjustments for REIT basis	931	—	931	(7)	(872)	—	—
Company's equity in net income (loss) within continuing operations	$(1,474)	$(438)	$(1,912)	$56	$1,641	$36	$11

1.
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

2.	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

The statements of operations for the Company’s unconsolidated equity investments for the six months ended June 30, 2016 are as follows:

	Gramercy European Property Fund [1]
	Goodman Europe JV	Gramercy European Property Fund	Total	Goodman UK JV	Duke JV	CBRE Strategic Partners Asia	Other [2]
Revenues	$12,194	$10,941	$23,135	$4,920	$19,395	$242	$2,164
Operating expenses	1,696	1,569	3,265	473	5,118	867	213
Acquisition expenses	4,960	2,537	7,497	—	—	—	27
Interest expense	1,866	1,894	3,760	—	602	—	1,432
Depreciation and amortization	4,631	4,833	9,464	1,121	7,152	—	666
Total expenses	13,153	10,833	23,986	1,594	12,872	867	2,338
Net income (loss) from operations	(959)	108	(851)	3,326	6,523	(625)	(174)
Loss on derivatives	—	(5,303)	(5,303)	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	(7,962)	—	—
Net gain on disposals	—	—	—	—	38,535	—	—
Provision for taxes	—	(591)	(591)	—	—	—	—
Net income (loss)	$(959)	$(5,786)	$(6,745)	$3,326	$37,096	$(625)	$(174)
Company's share in net income (loss)	$(768)	$(1,133)	$(1,901)	$2,661	$29,675	$(36)	$4
Adjustments for REIT basis	445	—	445	(278)	(33,493)	—	—
Company's equity in net income (loss) within continuing operations	$(323)	$(1,133)	$(1,456)	$2,383	$(3,818)	$(36)	$4

1.
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

2.	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

6. Debt Obligations
Secured Debt
Mortgage Notes
Certain real estate assets are subject to mortgage notes. During the six months ended June 30, 2017, the Company assumed $3,680 of non-recourse mortgages in connection with one real estate acquisition. During the year ended December 31, 2016, the Company assumed $244,188 of non-recourse mortgages in connection with 27 real estate acquisitions. During the three and six months ended June 30, 2017, the Company paid off the mortgage notes on two properties. During the six months ended June 30, 2017, the Company refinanced the debt on two properties encumbered by a mortgage loan for $10,456 and subsequently transferred the mortgage on these two properties to the buyer of the properties. During the three and six months ended June 30, 2017, the Company recorded a net gain on the early extinguishment of debt of $268 and $60, respectively. During the three and six months ended June 30, 2016, the Company paid off the mortgage notes on two and eight properties, respectively, and during the six months ended June 30, 2016, the Company transferred one property encumbered by a mortgage note. As a result of the loan payoffs and transfer, for the three and six months ended June 30, 2016, the Company recorded a net gain (loss) on early extinguishment of debt of $(1,356) and $(7,113), including net gains on extinguishment of debt of $0 and $1,930 within discontinued operations, respectively. The Company’s gains and losses recorded for extinguishments of debt are related to unamortized deferred financing costs and mortgage premiums and discounts that were immediately expensed upon termination as well as early termination fees incurred. The Company’s mortgage notes include a series of financial and other covenants with which the Company must comply in order to borrow under them. The Company was in compliance with the covenants under the mortgage note facilities as of June 30, 2017.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

The following is a summary of the Company’s secured financing arrangements as of June 30, 2017 and December 31, 2016:

Property	Interest Rate [1]	Maturity Date	Outstanding Balance
			June 30, 2017	December 31, 2016
Logistics Portfolio - Pool 2 [2]	4.48%	1/1/2018	$35,926	$36,279
Dallas, TX [3]	3.05%	3/1/2018	9,429	9,540
Cincinnati, KY [3]	3.29%	3/1/2018	6,552	6,628
Jacksonville, FL [3]	3.05%	3/1/2018	6,773	6,852
Phoenix, AZ [3]	3.05%	3/1/2018	4,073	4,120
Minneapolis, MN [3]	3.05%	3/1/2018	5,932	6,001
Ames, IA	5.05%	5/1/2018	16,191	16,436
Columbus, OH	4.01%	5/31/2018	19,240	19,708
Greenwood, IN	3.59%	6/15/2018	7,347	7,436
Greenfield, IN	3.63%	6/15/2018	5,938	6,010
Logistics Portfolio - Pool 3 [2]	3.96%	8/1/2018	43,300	43,300
Philadelphia, PA	4.99%	1/1/2019	12,137	12,328
Columbus, OH	3.94%	1/31/2019	5,815	5,908
Bridgeview, IL	3.90%	5/1/2019	5,928	6,014
Spartanburg, SC	3.20%	6/1/2019	831	1,025
Charleston, SC	3.11%	8/1/2019	725	986
Lawrence, IN	5.02%	1/1/2020	20,385	20,703
Charlotte, NC	3.28%	1/1/2020	1,882	2,217
Hawthorne, CA	3.52%	8/1/2020	17,402	17,638
Charleston, SC	2.97%	10/1/2020	866	984
Charleston, SC	3.37%	10/1/2020	866	984
Charleston, SC	3.32%	10/1/2020	881	1,001
Charlotte, NC	3.38%	10/1/2020	751	853
Des Plaines, IL	5.54%	10/31/2020	2,425	2,463
Waco, TX	4.75%	12/19/2020	15,038	15,187
Deerfield, IL	3.71%	1/1/2021	10,628	10,804
Winston-Salem, NC	3.41%	6/1/2021	3,782	4,199
Winston-Salem, NC	3.42%	7/1/2021	1,253	1,388
Logistics Portfolio - Pool 1 [2]	4.27%	1/1/2022	38,600	39,002
CCC Portfolio [2]	4.24%	10/6/2022	23,048	23,280
Logistics Portfolio - Pool 4 [2]	4.36%	12/5/2022	79,500	79,500
KIK USA Portfolio [2]	4.31%	7/6/2023	7,303	7,450
Yuma, AZ	5.27%	12/6/2023	11,959	12,058
Allentown, PA	5.16%	1/6/2024	22,885	23,078
Spartanburg, SC	3.72%	2/1/2024	6,003	6,360
Durham, NC	4.02%	9/6/2024	3,664	—
Charleston, SC	3.80%	2/1/2025	6,334	6,658
Hackettstown, NJ	5.49%	3/6/2026	9,519	9,550
Hutchins, TX	5.41%	6/1/2029	22,182	22,764
Buford, GA	4.67%	7/1/2017	—	15,512
Woodcliff Lake, NJ	3.04%	9/15/2017	—	35,366
KIK Canada Portfolio [2]	3.57%	5/5/2019	—	7,914
Total mortgage notes payable			$493,293	$555,484
Net deferred financing costs and net debt premium			2,111	3,158
Total mortgage notes payable, net			$495,404	$558,642

1.
Represents the interest rate as of June 30, 2017 or date of extinguishment if the mortgage note was extinguished during the period, that was recorded for financial reporting purposes, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

2.
There are five properties under the Logistics Portfolio - Pool 2 mortgage, two properties under the Logistics Portfolio - Pool 3 mortgage, three properties under the Logistics Portfolio - Pool 1 mortgage, five properties under the CCC Portfolio mortgage, six properties under the Logistics Portfolio - Pool 4 mortgage, three properties under the KIK USA Portfolio mortgage, and two properties under the KIK Canada Portfolio mortgage.

3.	These five mortgage notes are cross-collateralized.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

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
The Company’s unsecured borrowing facilities include a series of financial and other covenants that the Company has to comply with in order to borrow under the facilities. The Company was in compliance with the covenants under the facilities as of June 30, 2017. Refer to the table at the end of Note 6 for specific terms and the Company’s outstanding borrowings under the facilities.
Senior Unsecured Notes
During 2015 and 2016, the Company issued and sold an aggregate $500,000 principal amount of senior unsecured notes payable in private placements, which have maturities ranging from 2022 through 2026 and bear interest semiannually at rates ranging from 3.89% to 4.97%. Refer to the table later in Note 6 for specific terms of the Company's Senior Unsecured Notes.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

Exchangeable Senior Notes
On March 18, 2014, the Company issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of a subsidiary of the Operating Partnership and are guaranteed by the Company on a senior unsecured basis. The Exchangeable Senior Notes mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date and will be exchangeable, under certain circumstances, for cash, for common shares or for a combination of cash and common shares, at the election of the Operating Partnership. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Operating Partnership may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100.0% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date. During June 2017, the Exchangeable Senior Notes became convertible at the option of the Company. As of July 1, 2017, the Exchangeable Senior Notes are exchangeable at the option of the holders during the period from July 1, 2017 through September 30, 2017, after which the exchange right is subject to continuation based upon the prevailing exchange rate and the Company’s share prices during the exchange windows. As of June 30, 2017, if the Exchangeable Senior Notes were redeemed, they would be eligible for conversion into 5,258,428 of the Company’s common shares, representing a value of $156,228 based upon the Company’s closing share price of $29.71. As of June 30, 2017, there have been no exchanges or conversions of the Exchangeable Senior Notes.
As of June 30, 2017, the Exchangeable Senior Notes have a current exchange rate of 14.3349 units of Merger consideration, where one unit of Merger consideration represents 3.1898 of the Company's common shares, or approximately 45.7255 of the Company's common shares for each $1.0 principal amount of the Exchangeable Senior Notes, representing an exchange price of $21.87 per common share of the Company. The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689. The discount is being amortized to interest expense over the expected life of the Exchangeable Senior Notes. As of June 30, 2017 and December 31, 2016, the Exchangeable Senior Notes were recorded as a liability at carrying value of $110,154 and $108,832, respectively, net of unamortized discount and deferred financing costs of $4,846 and $6,168, respectively. The fair value of the Exchangeable Senior Notes’ embedded exchange option of $11,726 was recorded in additional paid-in-capital within shareholders’ equity as of June 30, 2017 and December 31, 2016.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

The terms of the Company’s unsecured debt obligations and outstanding balances as of June 30, 2017 and December 31, 2016 are set forth in the table below:

	Stated Interest Rate	Effective Interest Rate [1]	Maturity Date	Outstanding Balance
				June 30, 2017	December 31, 2016
2015 Revolving Credit Facility - Multicurrency tranche	1.02%	1.02%	1/8/2020	$70,955	$65,837
3-Year Term Loan	2.35%	2.33%	1/8/2019	300,000	300,000
5-Year Term Loan	2.35%	2.70%	1/8/2021	750,000	750,000
7-Year Term Loan	2.59%	3.34%	1/9/2023	175,000	175,000
2015 Senior Unsecured Notes	4.97%	5.07%	12/17/2024	150,000	150,000
2016 Senior Unsecured Notes	3.89%	4.00%	12/15/2022	150,000	150,000
2016 Senior Unsecured Notes	4.26%	4.38%	12/15/2025	100,000	100,000
2016 Senior Unsecured Notes	4.32%	4.43%	12/15/2026	100,000	100,000
Exchangeable Senior Notes [2]	3.75%	6.36%	3/15/2019	115,000	115,000
Total unsecured debt				1,910,955	1,905,837
Net deferred financing costs and net debt discount				(8,262)	(9,704)
Total unsecured debt, net				$1,902,693	$1,896,133

1.
Represents the rate at which interest expense is recorded for financial reporting purposes as of June 30, 2017, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

2.
During June 2017, the Exchangeable Senior Notes became convertible at the option of the Company and as of July 1, 2017, the Exchangeable Senior Notes are exchangeable at the option of the holders during the period from July 1, 2017 through September 30, 2017, after which their exchange right is subject to continuation based upon the prevailing exchange rate and the Company’s share prices during the exchange windows.

Combined aggregate principal maturities of the Company’s unsecured debt obligations, non-recourse mortgages, and Exchangeable Senior Notes, in addition to associated interest payments, as of June 30, 2017 are as follows:

	July 1 to December 31, 2017	2018	2019	2020	2021	Thereafter	Above market interest	Total
2015 Revolving Credit Facility	$—	$—	$—	$70,955	$—	$—	$—	$70,955
Term Loans	—	—	300,000	—	750,000	175,000	—	1,225,000
Mortgage Notes Payable [1]	7,375	170,819	33,672	60,103	16,364	204,960	—	493,293
Senior Unsecured Notes	—	—	—	—	—	500,000	—	500,000
Exchangeable Senior Notes [2]	—	—	115,000	—	—	—	—	115,000
Interest Payments [3]	40,357	79,689	68,482	63,968	39,247	88,910	(6,151)	374,502
Total	$47,732	$250,508	$517,154	$195,026	$805,611	$968,870	$(6,151)	$2,778,750

1.	Mortgage note payments reflect accelerated repayment dates, when applicable, pursuant to related loan agreement.

2.
During June 2017, the Exchangeable Senior Notes became convertible at the option of the Company and as of July 1, 2017, the Exchangeable Senior Notes are exchangeable at the option of the holders during the period from July 1, 2017 through September 30, 2017, after which their exchange right is subject to continuation based upon the prevailing exchange rate and the Company’s share prices during the exchange windows.

3.	Interest payments do not reflect the effect of interest rate swaps.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

7. Leasing Agreements
The Company’s properties are leased to tenants under operating leases with expiration dates extending through the year 2039. These leases generally contain rent increases and renewal options.
Future minimum rental revenues under non-cancelable leases excluding reimbursements for operating expenses as of June 30, 2017 are as follows:

	July 1 to December 31, 2017	2018	2019	2020	2021	Thereafter	Total minimum lease rental income
Operating Leases	$194,693	$389,118	$361,797	$332,521	$306,634	$1,581,109	$3,165,872
8. Transactions with Trustee Related Entities and Related Parties
In December 2016, the Company sold its 5.1% interest in one property located in Lille, France held by the Goodman Europe JV to the Gramercy European Property Fund, in which the Company had a 14.2% ownership interest, for gross proceeds of $2,662 (€2,563). In July 2017, the Gramercy European Property Fund sold 100.0% of its assets to an unrelated third party. Refer to Note 17 for more information on the sale transaction.
On June 30, 2016, the Company sold 74.9% of its outstanding 80.0% interest in the Goodman Europe JV to the Gramercy European Property Fund, in which the Company had a 14.2% interest as of June 30, 2017. The Company made cumulative contributions of $55,892 (€50,000) to the Gramercy European Property Fund and had a remaining funding commitment of $14,283 (€12,500) as of June 30, 2017. The Company’s CEO, who was on the board of directors, also had capital commitments to the investment, as noted below. The Company sold 74.9% of its interest in the Goodman Europe JV to the Gramercy European Property Fund for gross proceeds of $148,884 (€134,336), based on third-party valuations for the underlying properties. The Company’s sale of 74.9% of its interest in the Goodman Europe JV resulted in the Company recording a gain of $5,341 during the period, primarily related to depreciation and amortization recorded since Merger closing date. Following the sale transaction, the Company had a 5.1% continuing direct interest in the Goodman Europe JV. The transaction was entered into in order to achieve efficiencies from the combination of the two European platforms.
The Company’s CEO, Gordon F. DuGan, was on the board of directors of the Gramercy European Property Fund prior to its sale in July 2017 and committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Asset Management collectively committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund.
One of the properties acquired in December 2015 as part of the Merger was partially leased to Duke Realty, the Company’s partner in the Duke JV. Duke Realty acted as the managing member of the Duke JV, which was dissolved in July 2016 as described in Note 5, and as such provided asset management, construction, development, leasing and property management services, for which it was entitled to fees as well as a promoted interest. From the date of the Merger through lease expiration in May 2016, Duke Realty leased 30,777 square feet of one of the Company’s office properties located in Minnesota which had an aggregate 322,551 rentable square feet. Duke Realty paid the Company $156 and $333 under the lease for the three and six months ended June 30, 2016, respectively. See Note 5 for more information on the Company’s transactions with the Duke JV.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

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

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

The following table presents the carrying value in the financial statements and approximate fair value of assets and liabilities measured on a recurring and nonrecurring basis at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Interest rate swaps	$5,319	$5,319	$3,769	$3,769
Retained CDO Bonds	$6,345	$6,345	$11,906	$11,906
Marketable securities [1]	$100,114	$100,114	$—	$—
Investment in CBRE Strategic Partners Asia	$3,995	$3,995	$4,145	$4,145
Real estate investments [2]	$2,510	$2,510	$2,413	$2,413
Financial liabilities:
Interest rate swaps	$518	$518	$700	$700
Long-term debt
2015 Revolving Credit Facility [3]	$70,955	$70,876	$65,837	$65,897
3-Year Term Loan [3]	$300,000	$299,038	$300,000	$300,213
5-Year Term Loan [3]	$750,000	$744,502	$750,000	$750,959
7-Year Term Loan [3]	$175,000	$176,590	$175,000	$172,850
Mortgage notes payable [3]	$495,404	$505,761	$558,642	$567,705
Senior Unsecured Notes [3]	$496,584	$507,899	$496,464	$498,650
Exchangeable Senior Notes [3]	$110,154	$117,879	$108,832	$115,625

1.	Marketable securities represent the Company’s investment in U.S. treasury securities, which are classified in cash and cash equivalents on the Condensed Consolidated Balance Sheets.

2.
Amounts as of June 30, 2017 and December 31, 2016 represent three and one real estate investments, respectively, that were impaired during the six months ended June 30, 2017 and the year ended December 31, 2016, respectively, and were owned as of the end of the respective reporting periods.

3.	Long-term debt instruments are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.
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

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

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
Disclosure about fair value measurements is based on pertinent information available to the Company at the reporting date. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since June 30, 2017 and December 31, 2016, and current estimates of fair value may differ significantly from the amounts presented herein.
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

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

Assets and liabilities measured at fair value on a recurring basis and on a non-recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At June 30, 2017	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds	$6,345	$—	$—	$6,345
Marketable Securities	100,114	100,114	—	—
Real estate investments	2,510	—	—	2,510
Investment in CBRE Strategic Partners Asia	3,995	—	—	3,995
Interest rate swaps	5,319	—	—	5,319
	$118,283	$100,114	$—	$18,169
Financial Liabilities:
Interest rate swaps	$(518)	$—	$—	$(518)
	$(518)	$—	$—	$(518)

At December 31, 2016	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds	$11,906	$—	$—	$11,906
Real estate investments	2,413	—	—	2,413
Investment in CBRE Strategic Partners Asia	4,145	—	—	4,145
Interest rate swaps	3,769	—	—	3,769
	$22,233	$—	$—	$22,233
Financial Liabilities:
Interest rate swaps	$(700)	$—	$—	$(700)
	$(700)	$—	$—	$(700)
Valuation of Level III Instruments
Retained CDO Bonds: Retained CDO Bonds are valued on a recurring basis using an internally developed discounted cash flow model. Management estimates the timing and amount of cash flows expected to be collected and applies a discount rate equal to the yield that the Company would expect to pay for similar securities with similar risks at the valuation date. Future expected cash flows generated by management require significant assumptions and judgment regarding the expected resolution of the underlying collateral, which primarily consists of commercial mortgage backed securities. The resolution of the underlying collateral requires further management assumptions regarding timing of workouts and recoveries, loan loss severities and other factors. The models are most sensitive to the unobservable inputs such as the amount of the recoveries of the underlying securities. Significant increases (decreases) in any of those inputs in isolation as well as any change in the expected timing of those inputs would result in a significantly lower (higher) fair value measurement. Due to the inherent uncertainty in the determination of fair value, the Company has designated its Retained CDO Bonds as Level III.
Investment in CBRE Strategic Partners Asia: The Company’s investment in CBRE Strategic Partners Asia is based on the Level III valuation inputs applied by the investment manager of CBRE Strategic Partners Asia, utilizing a mix of different approaches for valuing the underlying real estate related investments within the investment company. The approaches include the income approach, direct market comparison approach and the replacement cost approach

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

for newer properties. For investments owned more than one year, except for investments under construction or incurring significant renovation, CBRE Strategic Partners Asia obtains a third-party appraisal. For investments in real estate under construction or incurring significant renovation, the valuation analysis is prepared by the investment manager of CBRE Strategic Partners Asia. The valuations are most sensitive to the unobservable inputs of discount rates, as well as capitalization rates an expected future cash flows, and significant increases (decreases) in these inputs would result in a significantly lower (higher) fair value measurement. The fund’s term ended in January 2017 and commencement of the fund's liquidation was filed in early February 2017. The fund will wind up over the succeeding 24 months.
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
Total unrealized gains (losses) from derivatives for the three and six months ended June 30, 2017 were $(2,692) and $1,686, respectively, in accumulated other comprehensive income. Total unrealized losses from derivatives for the three and six months ended June 30, 2016 were $11,460 and $33,649, respectively, in accumulated other comprehensive income.
Fair Value on a Recurring Basis
Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a recurring basis as of June 30, 2017 are as follows:

Financial Asset (Liability)	Fair Value	Valuation Technique	Unobservable Inputs	Range
Non-investment grade, subordinate CDO bonds	$6,345	Discounted cash flows	Discount rate	16.5%
Interest rate swaps [1]	$4,801	Hypothetical derivative method	Credit borrowing spread	135 to 210 basis points
Investment in CBRE Strategic Partners Asia	$3,995	Discounted cash flows	Discount rate	20.0%

1.	Fair value includes interest rate swap liabilities with an aggregate value of $(518).

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

The following rollforward table reconciles the beginning and ending balances of financial assets (liabilities) measured at fair value on a recurring basis using Level III inputs as of June 30, 2017:

	Retained CDO Bonds	Investment in CBRE Strategic Partners Asia	Interest Rate Swaps	Total Financial Assets (Liabilities) - Level III
Balance at January 1, 2017	$11,906	$4,145	$3,069	$19,120
Amortization of discounts or premiums	898	—	—	898
Adjustments to fair value:
Ineffective portion of change in derivative instruments	—	—	46	46
Unrealized gain on derivatives	—	—	1,686	1,686
Unrealized loss in other comprehensive income from fair value adjustment	(1,569)	—	—	(1,569)
Other-than-temporary impairments	(4,890)	—	—	(4,890)
Total loss on fair value adjustments	—	(150)	—	(150)
Balance at June 30, 2017	$6,345	$3,995	$4,801	$15,141
Fair Value on a Non-Recurring Basis
The Company measured its real estate investments impaired during the period, including both assets classified as held for sale and assets held for investment, on a non-recurring basis as of June 30, 2017 and December 31, 2016. The Company recorded impairment on these assets as a result of a change in intent to hold the real estate investments. Real estate investments impaired during the period are reported at estimated fair value and real estate investments impaired during the period that are classified as held for sale as of the end of the period are reported at estimated fair value less costs to sell. The Company measured three assets on a non-recurring basis as of June 30, 2017, of which two were classified as held for investment with a total value of $2,138 and one was classified as held for sale with a value of $372 as of June 30, 2017. The Company measured one asset on a non-recurring basis as of December 31, 2016, which was classified as held for sale and recorded at $2,413 as of December 31, 2016.
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
The Company recognizes all derivatives on the Condensed Consolidated Balance Sheets at fair value within other assets or other liabilities, depending on the balance at the end of the period. Derivatives that are not designated as

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and shareholders’ equity prospectively, depending on future levels of the LIBOR swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term. Refer to Note 9 for additional information on the Company's derivative instruments, including the fair value measurement of these instruments.
Borrowings on the Company’s multicurrency tranche of the 2015 Revolving Credit Facility, which are designated as non-derivative net investment hedges, are recognized at par value based on the exchange rate in effect on the date of the draw. Subsequent changes in the exchange rate of the Company’s non-derivative net investment hedge are recognized as part of the cumulative foreign currency translation adjustment within other comprehensive income.
The Company’s derivatives and hedging instruments as of June 30, 2017 are as follows:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap - Waco	1 mo. USD-LIBOR-BBA	15,038 USD	4.55%	12/19/2013	12/19/2020	$(358)
Interest Rate Swap - Atrium I	1 mo. USD-LIBOR-BBA	19,240 USD	1.78%	8/16/2011	5/31/2018	(108)
Interest Rate Swap - Easton III	1 mo. USD-LIBOR-BBA	5,815 USD	1.95%	8/16/2011	1/31/2019	(52)
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.22%	12/19/2016	12/17/2018	366
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.23%	12/19/2016	12/17/2018	360
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.24%	12/19/2016	12/17/2018	344
Interest Rate Swap - 5-Year Term Loan	1 mo. USD-LIBOR-BBA	750,000 USD	1.60%	12/17/2015	12/17/2020	3,566
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	175,000 USD	1.82%	12/17/2015	1/9/2023	683
Net Investment Hedge in EUR-denominated investments	USD-EUR exchange rate	45,000 EUR	N/A	9/28/2015	N/A	—
Net Investment Hedge in GBP-denominated investments	USD-GBP exchange rate	15,000 GBP	N/A	7/15/2016	N/A	—
Total hedging instruments						$4,801
As of June 30, 2017, the Company’s derivative instruments consist of interest rate swaps, which are cash flow hedges. Through its interest rate swaps, the Company is hedging exposure to variability in future interest payments on its debt facilities. At June 30, 2017, the Company's interest rate swap derivative instruments were reported in other assets at fair value of $5,319 and in other liabilities at fair value of $(518). Swap gain (loss) is recognized in interest expense in the Condensed Consolidated Statements of Operations and represents interest rate swap hedge ineffectiveness, or amounts excluded from ineffectiveness, which relates to the off-market financing element associated with certain derivatives. Swap gain of $0 and $46 was recognized for the three and six months ended June 30, 2017, respectively, and swap gain of $2,564 and $734 was recognized for the three and six months ended June 30, 2016, respectively. During the three and six months ended June 30, 2017, the Company reclassified $271 and $539,

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

respectively, from accumulated other comprehensive income into interest expense related to a derivative terminated in 2015. During the three and six months ended June 30, 2016, the Company reclassified $271 and $631, respectively, from accumulated other comprehensive income into interest expense related to a derivative terminated in 2015. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, the Company expects that $1,911 will be reclassified from other comprehensive income as an increase in interest expense for the Company’s interest rate swaps as of June 30, 2017. Additionally, the Company will recognize $2,111 in interest expense on a straight-line basis over the remaining original term of terminated swaps through June 2019, representing amortization of the remaining accumulated other comprehensive income balance related to the swap, and of this amount $1,087 will be recognized in interest expense during the next 12 months.
The Company hedges its investments based in foreign currencies using non-derivative net investment hedges in conjunction with borrowings under the multicurrency tranche of its 2015 Revolving Credit Facility. The Company’s non-derivative net investment hedge on its euro-denominated investments, which was entered into in September 2015, is used to hedge exposure to changes in the euro U.S. dollar exchange rate underlying its unconsolidated equity investments in the Gramercy European Property Fund and the Goodman Europe JV, both of which have euros as their functional currency. The Company’s non-derivative net investment hedge on its British pound sterling-denominated investments, which was entered into in July 2016, is used to hedge exposure to changes in the British pound sterling U.S. dollar exchange rate underlying its unconsolidated equity investment in the Goodman UK JV and its wholly-owned property in Coventry, UK until its disposition in December 2016, both of which have British pounds sterling as their functional currency. At June 30, 2017, the non-derivative net investment hedge value is reported at carrying value as a net liability of $70,955, which is included in the balance of the senior unsecured revolving credit facility on the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2017, the Company recorded a net loss of $4,196 and $5,119, respectively, in other comprehensive income from the impact of exchange rates related to the non-derivative net investment hedges. During the three and six months ended June 30, 2016, the Company recorded a net gain (loss) of $970 and $(66), respectively, in other comprehensive income from the impact of exchange rates related to the non-derivative net investment hedges. When the non-derivative net investments being hedged are sold or substantially liquidated, the balance of the translation adjustment accumulated in other comprehensive income will be reclassified into earnings.
11. Shareholders’ Equity (Deficit) of the Company
As of June 30, 2017 and December 31, 2016, the Company's authorized capital shares consists of 500,000,000 shares of beneficial interest, $0.01 par value per share, of which the Company is authorized to issue up to 490,000,000 common shares of beneficial interest, $0.01 par value per share, or common shares, and 10,000,000 preferred shares of beneficial interest, $0.01 par value per share, or preferred shares. As of June 30, 2017, 151,889,880 common shares and 3,500,000 preferred shares were issued and outstanding.
During the six months ended June 30, 2017, the Company’s common dividends are as follows:

Quarter Ended	Record Date	Payment Date	Common dividend per share
March 31, 2017	3/31/2017	4/14/2017	$0.375
June 30, 2017	6/30/2017	7/14/2017	$0.375

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

In April 2017, the Company completed an underwritten public offering of 10,350,000 common shares, which includes the exercise in full by the underwriters of their option to purchase 1,350,000 additional common shares. The common shares were issued at a public offering price of $27.60 per share and the net proceeds from the offering were approximately $274,234.
In December 2016, the Company's board of trustees approved a 1-for-3 reverse share split of its common shares and outstanding OP Units. The reverse share split was effective after the close of trading on December 30, 2016 and the Company's common shares began trading on a reverse-split-adjusted basis on the NYSE on January 3, 2017.
Employee Stock Purchase Plan
In June 2017, the Company’s shareholders approved an Employee Stock Purchase Plan, or ESPP, which enables the Company’s eligible employees to purchase the common shares through payroll deductions. The ESPP has a maximum of 250,000 common shares available for issuance and provides for eligible employees to purchase the common shares during defined offer periods at a purchase price determined at the discretion of the board of trustees equal to either (1) a fixed percentage (not less than 85.0%) of the fair market value of the common shares on the exercise date or (2) the lesser of (A) a fixed percentage (not less than 85.0%) of the fair market value of the common shares on the exercise date and (B) a fixed percentage (not less than 85.0%) of the fair market value of the common shares on the first day of the offer period.
Dividend Reinvestment Plan
In June 2016, the Company adopted a dividend reinvestment plan, or DRIP, under which shareholders may use their dividends and optional cash payments to purchase additional common shares of the Company. In August 2016, the Company registered 3,333,333 common shares related to the DRIP. During the six months ended June 30, 2017, 3,802 shares were issued under the DRIP and as of June 30, 2017 there were 3,328,834 shares available for issuance under the DRIP.
Share Repurchase Program
In February 2016, the Company’s board of trustees approved a share repurchase program authorizing the Company to repurchase up to $100,000 of the Company’s outstanding common shares. As of June 30, 2017, the Company had not repurchased any shares under the share repurchase program.
At-The-Market Equity Offering Program
In July 2016, the Company’s board of trustees approved the establishment of an “at the market” equity issuance program, or ATM Program, pursuant to which the Company may offer and sell common shares with an aggregate gross sales price of up to $375,000. During the three months ended June 30, 2017, the Company did not sell any common shares through the ATM Program and during the six months ended June 30, 2017, the Company sold 731,453 common shares through the ATM Program for net proceeds of approximately $19,700.
Preferred Shares
Holders of the Company's 7.125% Series A Preferred Shares, or Series A Preferred Shares, are entitled to receive annual dividends of $1.78125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after August 15, 2019, the Company can, at its option, redeem the Series A Preferred Shares at par for cash. At

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

June 30, 2017, the Company had 3,500,000 of its Series A Preferred Shares outstanding with a mandatory liquidation preference of $25.00 per share.
Equity Incentive Plans
In June 2016, the Company instituted its 2016 Equity Incentive Plan, which was approved by the Company’s board of trustees and shareholders. As of June 30, 2017, there were 3,336,525 shares available for grant under the 2016 Equity Incentive Plan. The Company accounts for share-based compensation awards using fair value recognition provisions and assumes an estimated forfeiture rate which impacts the amount of compensation cost recognized over the benefit period.
Through June 30, 2017, 908,985 restricted shares had been issued under the Company’s equity incentive plans, including the 2016 Equity Incentive Plan and the Company’s previous equity incentive plans, of which 73.1% have vested. As of June 30, 2017 and December 31, 2016, the Company had 354,136 and 318,807 weighted average restricted shares outstanding, respectively.
Compensation expense of $755 and $1,572 was recorded for the three and six months ended June 30, 2017, respectively, related to the Company’s equity incentive plans. Compensation expense of $604 and $1,087 was recorded for the three and six months ended June 30, 2016, respectively, related to the Company’s equity incentive plans. Compensation expense of $5,089 will be recorded over the course of the next 33 months representing the remaining weighted average vesting period of equity awards issued under the equity incentive plans as of June 30, 2017.
Compensation expense of $1,070 and $2,126 was recorded for the three and six months ended June 30, 2017, respectively, for the Company's Outperformance Plans. Compensation expense of $488 and $976 was recorded for the three and six months ended June 30, 2016, respectively, for the Company's Outperformance Plans. Compensation expense of $5,896 will be recorded over the course of the next 37 months, representing the remaining weighted average vesting period of the awards issued under the Outperformance Plans as of June 30, 2017.
Earnings per Share
The Company presents both basic and diluted earnings per share, or EPS. Basic EPS is computed by dividing net income available to common shareholders, as adjusted for unallocated earnings attributable to certain participating securities, if any, by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common shares were exercised or converted into common shares, as long as their inclusion would not be anti-dilutive. The two-class method is an earnings allocation methodology that determines EPS for common shares and participating securities according to dividends declared or accumulated and participation rights in undistributed earnings. The Company has certain share-based payment awards that contain nonforfeitable rights to dividends, which are considered participating securities for the purposes of computing EPS pursuant to the two-class method, and therefore the Company applies the two-class method in its computation of EPS.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

Earnings per share for the three and six months ended June 30, 2017 and 2016 are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator – Income (loss):
Net income (loss) from continuing operations	$5,985	$23,565	$(2,087)	$17,872
Net income (loss) from discontinued operations	(28)	58	(52)	4,698
Net income (loss) before net gain on disposals	5,957	23,623	(2,139)	22,570
Net gain on disposals	2,002	—	19,379	—
Gain on sale of European unconsolidated equity investment interests held with a related party	—	5,341	—	5,341
Net income	7,959	28,964	17,240	27,911
Less: Net (income) loss attributable to noncontrolling interest	113	(51)	(41)	69
Less: Nonforfeitable dividends allocated to participating shareholders	(337)	(201)	(635)	(400)
Less: Preferred share dividends	(1,558)	(1,558)	(3,117)	(3,117)
Net income available to common shares outstanding	$6,177	$27,154	$13,447	$24,463
Denominator – Weighted average shares[1]:
Basic weighted average shares outstanding	148,542,916	140,776,976	144,746,251	140,664,885
Effect of dilutive securities:
Unvested non-participating share based payment awards	86,452	604,464	79,552	604,464
Options	19,196	14,539	14,471	10,392
Outside interests in the Operating Partnership	—	402,769	—	430,435
Exchangeable Senior Notes	1,265,879	715,454	1,125,662	378,414
Diluted weighted average shares outstanding	149,914,443	142,514,202	145,965,936	142,088,590

1.	Share and per share amounts have been adjusted for the 1-for-3 reverse share split completed on December 30, 2016.
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
The weighted average price of the Company’s common shares as of June 30, 2017 and 2016 was above the exchange price of the Exchangeable Senior Notes as of June 30, 2017 and 2016, respectively, and the Company had net income available to common shares outstanding during the periods, therefore, the potential dilutive effect of the excess conversion premium was included in the calculation of Diluted EPS for the periods. For the three and six months ended June 30, 2017, the net income (loss) attributable to the outside interests in the Operating Partnership has been excluded from the numerator and 560,443 and 590,547, respectively, of weighted average shares related to the outside interests in the Operating Partnership has been excluded from the denominator for the purpose of calculating Diluted EPS as there would have been no effect had such amounts been included. Refer to Note 13 for more information on the outside interests in the Operating Partnership.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) as of June 30, 2017 and December 31, 2016 is comprised of the following:

	June 30, 2017	December 31, 2016
Net unrealized gain (loss) on derivative securities	$1,246	$(440)
Net unrealized gain on debt instruments	2,130	3,699
Foreign currency translation adjustments:
Net gain (loss) on non-derivative net investment hedges [1]	(603)	4,516
Other foreign currency translation adjustments	(6,109)	(13,045)
Reclassification of swap gain into interest expense	1,681	1,142
Total accumulated other comprehensive loss	$(1,655)	$(4,128)

1.
The foreign currency translation adjustment associated with the Company’s non-derivative net investment hedges related to its European investments is included in other comprehensive income (loss). The balance reflects a $652 write-off on the Company’s non-derivative net investment hedge during the year ended December 31, 2016.

12. Partners’ Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership. As of June 30, 2017, the Company owned 151,517,008 of the outstanding general and limited partnership interests, or 99.64%, of the Operating Partnership. The number of common units in the Operating Partnership is equivalent to the number of outstanding common shares of the Company, and the entitlement of all the Operating Partnership’s common units to quarterly distributions and payments in liquidation are substantially the same as those of the Company's common shareholders. Similarly, in the case of each series of preferred units in the Operating Partnership held by the Company, there is a series of preferred shares that is equivalent in number and carries substantially the same terms as such series of the Operating Partnership’s preferred units.
Limited Partner Units
As of June 30, 2017, limited partners other than the Company owned 545,589 common units, or 0.36%, of the Operating Partnership.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

Earnings per Unit
The Operating Partnership's earnings per unit for the three and six months ended June 30, 2017 and 2016 are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator – Income (loss):
Net income (loss) from continuing operations	$5,985	$23,565	$(2,087)	$17,872
Net income (loss) from discontinued operations	(28)	58	(52)	4,698
Net income (loss) before net gain on disposals	5,957	23,623	(2,139)	22,570
Net gain on disposals	2,002	—	19,379	—
Gain on sale of European unconsolidated equity investment interests held with a related party	—	5,341	—	5,341
Net income	7,959	28,964	17,240	27,911
Less: Net loss attributable to noncontrolling interest in other partnerships	137	27	17	139
Less: Nonforfeitable dividends allocated to participating unitholders	(337)	(201)	(635)	(400)
Less: Preferred unit distributions	(1,558)	(1,558)	(3,117)	(3,117)
Net income available to common units outstanding	$6,201	$27,232	$13,505	$24,533
Denominator – Weighted average units [1]:
Basic weighted average units outstanding	149,103,359	141,179,745	145,336,798	141,095,320
Effect of dilutive securities:
Unvested non-participating share based payment awards	86,452	604,464	79,552	604,464
Options	19,196	14,539	14,471	10,392
Exchangeable Senior Notes	1,265,879	715,454	1,125,662	378,414
Diluted weighted average units outstanding	150,474,886	142,514,202	146,556,483	142,088,590

1.	Share and per share amounts have been adjusted for the 1-for-3 reverse unit split completed on December 30, 2016.
13. Noncontrolling Interests
Noncontrolling interests represent the outside equity interests in the Operating Partnership as well as third-party equity interests in the Company’s other consolidated subsidiaries.
Outside equity interests in Operating Partnership
The outside equity interests in the Operating Partnership include common units of limited partnership interest in the Operating Partnership, or OP Units, and the earned and vested portion of limited partnership interests in the Operating Partnership granted by the Company pursuant to its share-based compensation plans, or LTIP Units, which are convertible on a one-for-one basis into OP Units. The aggregate outstanding noncontrolling interest in the Operating Partnership as of June 30, 2017 represented an interest of approximately 0.36% in the Operating Partnership. A portion of the Operating Partnership’s net income (loss) during each reporting period is attributed to noncontrolling interests based on the weighted average percentage ownership of both OP Unit holders and earned and vested LTIP Unit holders relative to the sum of the Company’s total outstanding common shares, OP Units, and earned and vested LTIP Units.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

OP Units
As of June 30, 2017, 215,830 OP Units were outstanding, which can be redeemed for 215,830 of the Company's shares. During the six months ended June 30, 2017 and the year ended December 31, 2016, 98,009 and 156,452 OP Units, respectively, were converted on a one-for-one basis into common shares of the Company. At June 30, 2017, 215,830 common shares of the Company were reserved for issuance upon redemption of LTIP Units. OP Units are recorded at the greater of cost basis or fair market value based on the closing share price of the Company’s common shares at the end of the reporting period. As of June 30, 2017, the value of the OP units was $6,412.
LTIP Units
As of June 30, 2017, noncontrolling interest owners held 329,759 earned and vested LTIP Units, which, upon conversion into OP Units, can be redeemed for 329,759 of the Company’s common shares. During the six months ended June 30, 2017 and year ended December 31, 2016, there were no earned and vested LTIP Units converted into OP Units or redeemed for common shares of the Company. At June 30, 2017, 329,759 common shares of the Company were reserved for issuance upon conversion of the earned and vested LTIP Units into OP Units and their subsequent redemption for common shares.
Below is the rollforward of the activity relating to the noncontrolling interests in the Operating Partnership as of June 30, 2017:

Noncontrolling Interest
Balance at January 1, 2017	$8,643
Redemption of noncontrolling interests in the Operating Partnership	(2,697)
Net income attribution	58
Fair value adjustments	576
Dividends	(168)
Balance at June 30, 2017	$6,412

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
As of June 30, 2017 and December 31, 2016, the value of the Company’s interest in European Fund Manager was $(363) and $(321), respectively. The Company’s interest in European Fund Manager is presented in the equity section of its Condensed Consolidated Balance Sheets.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

14. Commitments and Contingencies
Funding Commitments
During March 2017, construction was completed on the Company’s build-to-suit property in Round Rock, Texas, which the Company acquired upon completion for $29,605. As of June 30, 2017, the Company is obligated to fund the development of three build-to-suit industrial properties, for which it has remaining cumulative future commitments of $57,199.
As of June 30, 2017 and December 31, 2016, the Company made cumulative contributions to the Gramercy European Property Fund of $55,892 (€50,000). As of June 30, 2017, the Company’s remaining commitment to the Gramercy European Property Fund was $14,283 (€12,500), however in July 2017, the Gramercy European Property Fund sold 100.0% of its assets to a third party. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on June 30, 2017, in the case of unfunded commitments.
The Company has committed to fund $100,000 to Strategic Office Partners, of which $23,427 and $16,027 was funded as of June 30, 2017 and December 31, 2016, respectively. See Note 5 for further information on the Gramercy European Property Fund and Strategic Office Partners.
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
In connection with the Company’s property acquisitions and the Merger, the Company has determined that there is a risk it will have to pay future amounts to tenants related to continuing operating expense reimbursement audits. In 2017, the Company settled the majority of its operating expense reimbursement audits and paid $3,500 pursuant to the settlement in February 2017. As of June 30, 2017, the Company has estimated a range of loss of $0 to $360 and determined that its best estimate of total loss is $360, which is related to the Merger and has been accrued and recorded in other liabilities as of June 30, 2017 and December 31, 2016.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

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

	July 1 to December 31, 2017	2018	2019	2020	2021	Thereafter	Total
Ground Leases - Operating	$1,123	$2,262	$2,271	$2,263	$2,231	$61,857	$72,007
Ground Leases - Capital	—	1	—	—	—	329	330
Total	$1,123	$2,263	$2,271	$2,263	$2,231	$62,186	$72,337
15. Income Taxes
The Company has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute annually at least 90.0% of its ordinary taxable income to its shareholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its shareholders. The Operating Partnership is a limited partnership and therefore is generally not liable for federal corporate income taxes as income is reported in the tax returns of its partners. The Operating Partnership may, however, be subject to certain state and local taxes. The Operating Partnership has in the past established taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Typical transactions that could cause these TRSs to be subject to federal, state and local taxes would include, but are not limited to, gains on property sales and management fee income.
The asset management agreement with KBS expired on March 31, 2017 and, consequently, the tax expense from the Operating Partnership’s TRS for the three and six months ended June 30, 2017 was immaterial and the activity in the TRS will be immaterial going forward. Prior to 2017, income taxes, primarily related to TRSs, were accounted for under the asset and liability method. Deferred tax assets and liabilities were recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities recorded in accordance with GAAP and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities were measured using enacted tax rates in effect for the year in which those temporary differences were expected to be recovered or settled. A valuation allowance was provided if the Company believed it was more likely than not that all or a portion of a deferred tax asset would not be realized. Any increase or decrease in a valuation

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
June 30, 2017

allowance was included in the tax provision when such a change occurs. For the three and six months ended June 30, 2017 the Company recorded $147 and ($49) of income tax expense (benefit), respectively.
The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of June 30, 2017 and December 31, 2016, the Company did not incur any material interest or penalties.
16. Supplemental Cash Flow Information
The following table represents supplemental cash flow disclosures for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
Supplemental cash flow disclosures:
Interest paid	$44,441	$40,639
Income taxes paid	$296	$743
Proceeds from 1031 exchanges from sale of real estate	$170,210	$270,429
Use of funds from 1031 exchanges for acquisitions of real estate	$(140,987)	$(227,521)
Non-cash activity:
Fair value adjustment to noncontrolling interest in the Operating Partnership	$576	$2,159
Debt assumed in acquisition of real estate	$3,680	$45,958
Debt transferred in disposition of real estate	$(10,456)	$(101,432)
Non-cash acquisition of consolidated VIE	$24,930	$—
Dividend reinvestment plan proceeds	$103	$—
Distribution of real estate assets from unconsolidated equity investment	$—	$263,015
Redemption of units of noncontrolling interest in the Operating Partnership for common shares	$(2,697)	$(2,204)

17. Subsequent Events
In July 2017, the Gramercy European Property Fund sold 100.0% of its assets to a third party. The transaction resulted in net distributions to the Company of approximately $103,802 (€90,848), inclusive of a promoted interest distribution of approximately $8,987 (€7,865).
In August 2017, the Company declared a third quarter 2017 common dividend of $0.375 per share, payable on October 16, 2017 to shareholders of record as of September 29, 2017. In August 2017, the Company also declared a third quarter 2017 dividend on its 7.125% Series A Preferred Shares in the amount of $0.44531 per share, payable on October 2, 2017 to preferred shareholders of record as of the close of business on September 20, 2017.
Subsequent to June 30, 2017, the Company closed on the acquisition of five industrial properties which comprise an aggregate 4,012,362 rentable square feet, including three covered land industrial parcels, which are 100.0% occupied and were acquired for an aggregate purchase price of approximately $148,765. Subsequent to June 30, 2017, the Company closed on the disposition of five office properties and one industrial property which comprised an aggregate 95,026 rentable square feet for gross proceeds of approximately $16,355.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
Overview
Gramercy Property Trust, or the Company or Gramercy, a Maryland real estate investment trust, or REIT, together with its subsidiary, GPT Operating Partnership LP, or the Operating Partnership, is a leading global investor and asset manager of commercial real estate. We specialize in acquiring and managing high quality, income producing commercial real estate leased to high quality tenants in major markets in the United States and Europe.
We earn revenues primarily through rental revenues on properties that we own in the United States and asset management revenues on properties owned by third parties in the United States and Europe. We also own unconsolidated equity investments in the United States, Europe, and Asia. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner. As of June 30, 2017, third-party holders of limited partnership interests owned approximately 0.36% of the Operating Partnership. These interests are referred to as the noncontrolling interests in the Operating Partnership.
As of June 30, 2017, our wholly-owned portfolio consists of 320 properties comprising 67,485,724 rentable square feet with 97.7% occupancy. As of June 30, 2017, we have ownership interests in 52 industrial and office properties which are held in unconsolidated equity investments in the United States and Europe and two properties held through the investment in CBRE Strategic Partners Asia. As of June 30, 2017, we manage approximately $1,341,000 of commercial real estate assets, primarily on behalf of our joint venture partners, including approximately $1,048,000 of assets in Europe.
During the six months ended June 30, 2017, we acquired 19 properties aggregating 4,750,354 square feet for a total purchase price of approximately $302,412, including the acquisition of a previously consolidated variable interest entity, or VIE, for $29,605, a vacant property for $2,400, and two land parcels for $6,840. Additionally, during the six months ended June 30, 2017, we acquired two land parcels for an aggregate purchase price of $2,800, on which we have committed to construct industrial facilities for an estimated $49,077. During the six months ended June 30, 2017, we sold 17 properties and two offices from another asset aggregating 2,227,753 square feet for total gross proceeds of approximately $234,985.
Prior to December 17, 2015, we were known as Chambers Street Properties, or Chambers. On December 17, 2015, Chambers completed a merger, or the Merger, with Gramercy Property Trust Inc., or Legacy Gramercy. While Chambers was the surviving legal entity, immediately following consummation of the Merger, we changed our name to “Gramercy Property Trust” and our New York Stock Exchange, or NYSE, trading symbol to “GPT.”
Gramercy Property Trust has elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code, and generally will not be subject to U.S. federal income taxes to the extent we distribute our taxable income, if any, to our shareholders. The Operating Partnership is a limited partnership and therefore is generally not liable for federal corporate income taxes as income is reported in the tax returns of its partners. We have in the past established, and may in the future establish taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Those TRSs are subject to federal, state and local taxes on the taxable income from their activities.
Unless the context requires otherwise, all references to “Company,” “Gramercy,” “we,” “our,” and “us” mean Legacy Gramercy and its subsidiaries, including Legacy Gramercy’s operating partnership and its consolidated subsidiaries, for the periods prior to the Merger closing and Gramercy Property Trust and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries, for periods following the Merger closing.

Results of Operations
Comparison of the three months ended June 30, 2017 to the three months ended June 30, 2016
Revenues

	2017	2016	Change
Rental revenue	$108,261	$98,517	$9,744
Third-party management fees	1,638	18,310	(16,672)
Operating expense reimbursements	19,628	21,905	(2,277)
Other income	1,838	693	1,145
Total revenues	$131,365	$139,425	$(8,060)
Equity in net income (loss) of unconsolidated equity investments	$248	$(168)	$416

The increase of $9,744 in rental revenue is due to the increase in our wholly-owned property portfolio of 320 properties as of June 30, 2017 compared to 289 properties as of June 30, 2016.
The decrease of $16,672 in third-party management fees is primarily attributable to a decrease of $17,415 in asset management, property management, and accounting fees earned from our contract with KBS primarily due to property sales from the portfolio subsequent to June 30, 2016 and the expiration of the contract on March 31, 2017, which is partially offset by an increase of $365 in revenue from our European management platform during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
The decrease of $2,277 in operating expense reimbursements is due to the reduction in our office portfolio from 108 office properties as of June 30, 2016 to 60 office properties as of June 30, 2017.
For the three months ended June 30, 2017, other income is primarily comprised of lease termination fees of $758 and property related income of $655. For the three months ended June 30, 2016, other income is primarily comprised of investment income of $503, property related income of $309 and realized foreign currency exchange loss of $186.

Expenses

	2017	2016	Change
Property operating expenses	$23,219	$23,510	$(291)
Property management expenses	2,435	5,591	(3,156)
Depreciation and amortization	62,176	60,538	1,638
General and administrative expenses	9,100	8,005	1,095
Acquisition expenses	—	4,312	(4,312)
Interest expense	23,239	16,909	6,330
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	(7,229)	7,229
(Gain) loss on extinguishment of debt	(268)	1,356	(1,624)
Impairment of real estate investments	5,580	—	5,580
Provision for taxes	147	2,700	(2,553)
Net gain on disposals	(2,002)	—	(2,002)
Gain on sale of European unconsolidated equity investment interests held with a related party	—	(5,341)	5,341
Total expenses	$123,626	$110,351	$13,275
Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The decrease of $291 is due to decreases in utility and other miscellaneous operating expenses, slightly offset by increases in real estate tax expenses, during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.
Property management expenses are comprised of costs related to our asset and property management business. The decrease of $3,156 in property management expenses is primarily related to the reduction of expenses related to KBS arrangement which ended as of March 31, 2017. The decrease is partially offset by the increase in expenses related to our European management platform.
The increase of $1,638 in depreciation and amortization expense is due to our wholly-owned property portfolio of 320 properties as of June 30, 2017 compared to 289 properties as of June 30, 2016.
The increase of $1,095 in general and administrative expense is primarily related to increased professional fees and as well as increased compensation costs, including share-based compensation costs, related to the growth of the Company.
The decrease of $4,312 in acquisition expenses during the three months ended June 30, 2017 is attributable to the adoption of ASU 2017-01, Amendments to Business Combinations, in the first quarter of 2017, as a result of which our real estate acquisitions during the period were accounted for as asset acquisitions and thus the related acquisition costs were capitalized into the value of the real estate assets acquired.
The increase of $6,330 in interest expense is primarily due to our unsecured senior notes which were issued in December 2016 and the mortgages we assumed on our real estate acquisitions.
During the three months ended June 30, 2016, we recorded a gain of $7,229 related to the distribution of seven properties from our Duke JV during the period.

During the three months ended June 30, 2017 and 2016, we recorded (gain) loss on extinguishment of debt of $(268) and $1,356, respectively, related to the unamortized deferred financing costs, premiums and discounts that were immediately expensed upon termination as well as early termination fees incurred related to mortgages paid off and transferred during the periods.
During the three months ended June 30, 2017, we recognized an impairment on real estate investments of $5,580 related to three properties held as of June 30, 2017 that were determined to have non-recoverable declines in value during the period.
The provision for taxes was $147 and $2,700 for the three months ended June 30, 2017 and 2016, respectively. The decrease in tax expense is primarily attributable to the decrease in activity in our TRS and the KBS arrangement, which ended in the first quarter of 2017.
During the three months ended June 30, 2017, we realized a net gain on disposals of $2,002 related to the disposition of eight properties and two offices from another asset during the period.
During the three months ended June 30, 2016, we recorded a gain of $5,341 related to the sale of our 74.9% interest in the Goodman Europe JV during the period.

Comparison of the six months ended June 30, 2017 to the six months ended June 30, 2016
Revenues

	2017	2016	Change
Rental revenue	$211,543	$190,612	$20,931
Third-party management fees	6,230	23,356	(17,126)
Operating expense reimbursements	39,996	44,487	(4,491)
Other income	3,590	1,515	2,075
Total revenues	$261,359	$259,970	$1,389
Equity in net income (loss) of unconsolidated equity investments	$154	$(2,923)	$3,077
The increase of $20,931 in rental revenue is due to our wholly-owned property portfolio of 320 properties as of June 30, 2017 compared to 289 properties as of June 30, 2016.
The decrease of $17,126 in third-party management fees is primarily attributable to a decrease of $18,610 in asset management, property management, and accounting fees earned from our contract with KBS primarily due to property sales from the portfolio subsequent to June 30, 2016 and the expiration of the contract on March 31, 2017, which is partially offset by an increase of $950 in revenue from our European management platform during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
The decrease of $4,491 in operating expense reimbursements is due to the reduction in our office portfolio from 108 office properties as of June 30, 2016 to 60 office properties as of June 30, 2017.
For the six months ended June 30, 2017, other income is primarily comprised of investment income of $899, property related income of $1,588, and lease termination fees of $953. For the six months ended June 30, 2016, other income is primarily comprised of investment income of $884 and property related income of $574.
The equity in net income (loss) of unconsolidated equity investments of $154 and $(2,923) for the six months ended June 30, 2017 and 2016, respectively, represents our proportionate share of the loss generated by our unconsolidated equity investments.

Expenses

	2017	2016	Change
Property operating expenses	$46,405	$47,679	$(1,274)
Property management expenses	5,519	10,112	(4,593)
Depreciation and amortization	124,393	118,786	5,607
General and administrative expenses	17,856	15,727	2,129
Acquisition expenses	—	4,722	(4,722)
Interest expense	46,295	38,862	7,433
Net impairment recognized in earnings	4,890	—	4,890
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	(7,229)	7,229
(Gain) loss on extinguishment of debt	(60)	7,113	(7,173)
Impairment of real estate investments	18,351	—	18,351
Provision for taxes	(49)	3,403	(3,452)
Net gain on disposals	(19,379)	—	(19,379)
Gain on sale of European unconsolidated equity investment interests held with a related party	—	(5,341)	5,341
Total expenses	$244,221	$233,834	$10,387
Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The decrease of $1,274 is due to decreases in utility and other miscellaneous operating expenses, slightly offset by increases in real estate tax expenses, during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.
Property management expenses are comprised of costs related to our asset and property management business. The decrease of $4,593 in property management expenses is primarily related to the reduction of expenses related to our KBS arrangement which ended in the first quarter of 2017. The decrease is partially offset by the increase in expenses related to our European management platform.
The increase of $5,607 in depreciation and amortization expense is due to our wholly-owned property portfolio of 320 properties as of June 30, 2017 compared to 289 properties as of June 30, 2016.
The increase of $2,129 in general and administrative expense is primarily related to increased professional fees and as well as increased compensation costs, including share-based compensation costs, related to the growth of the Company.
The decrease of $4,722 in acquisition expenses during the six months ended June 30, 2017 is attributable to the adoption of ASU 2017-01, Amendments to Business Combinations, in the first quarter of 2017, as a result of which our real estate acquisitions during the period were accounted for as asset acquisitions and thus the related acquisition costs were capitalized into the value of the real estate assets acquired.
The increase of $7,433 in interest expense is primarily due to increased borrowings on our unsecured senior notes which were issued in December 2016 and the mortgages we assumed on our real estate acquisitions.
During the six months ended June 30, 2017, we recorded net impairment recognized in earnings of $4,890 on our Retained CDO Bonds due to adverse changes in expected cash flows related to the Retained CDO Bonds.

During the six months ended June 30, 2016, we recorded a gain of $7,229 related to the distribution of seven properties from our Duke JV during the period.
During the six months ended June 30, 2017 and 2016, we recorded (gain) loss on extinguishment of debt of $(60) and $7,113, respectively, related to the unamortized deferred financing costs, premiums and discounts that were immediately expensed upon termination as well as early termination fees incurred related to mortgages paid off and transferred during the periods.
During the six months ended June 30, 2017, we recognized an impairment on real estate investments of $18,351 related to two properties sold during the period as well as three properties held as of June 30, 2017 that were determined to have non-recoverable declines in value during the period.
The provision for taxes was $(49) and $3,403 for the six months ended June 30, 2017 and 2016, respectively. The decrease in tax expense is primarily attributable to the decrease in activity in our TRS and the KBS arrangement which ended in the first quarter of 2017.
During the six months ended June 30, 2017, we realized a net gain on disposals of $19,379 related to the disposition of 15 properties and two offices from another asset during the period.
During the six months ended June 30, 2016, we recorded a gain of $5,341 related to the sale of our 74.9% interest in the Goodman Europe JV during the period.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet cash requirements, including ongoing commitments to fund acquisitions of real estate assets, repay borrowings, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term and long-term liquidity requirements, including working capital, distributions, debt service and additional investments, consist of: (i) proceeds from our common equity and debt offerings;(ii) proceeds from sales of real estate;(iii) borrowings under our unsecured revolving credit facility and term loans; and (iv) cash flow from operations. We believe these sources of financing will be sufficient to meet our short-term and long-term liquidity requirements.
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
Cash Flows
Net cash provided by operating activities increased $51,741 to $126,043 for the six months ended June 30, 2017 compared to $74,302 for the same period in 2016. Operating cash flow was generated primarily by net rental revenue from our real estate investments.
Net cash used in investing activities for the six months ended June 30, 2017 was $157,178 compared to net cash provided by investing activities of $341,043 during the same period in 2016. The decrease in cash flow related to investing activities in 2017 is primarily attributable to reduced proceeds from sales of real estates and sales of our interests in unconsolidated equity investments, as well as decreased distributions from our unconsolidated equity investments and increased capital expenditures on our owned portfolio of real estate investments.
Net cash provided by financing activities for the six months ended June 30, 2017 was $127,193 as compared to net cash used in financing activities of $358,366 during the same period in 2016. The increase in cash flow in 2017 is primarily attributable to payoffs of certain mortgage notes and paydowns made on the unsecured revolving credit facility in 2016 as well as proceeds from sales of our common shares in 2017.
Equity Structure
As of June 30, 2017 and December 31, 2016, our authorized capital shares consists of 500,000,000 shares of beneficial interest, $0.01 par value per share, of which we are authorized to issue up to 490,000,000 common shares of beneficial interest, $0.01 par value per share, or common shares, and 10,000,000 preferred shares of beneficial interest, $0.01 par value per share, or preferred shares. As of June 30, 2017, 151,889,880 common shares and 3,500,000 preferred shares were issued and outstanding.
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
Market Capitalization
At June 30, 2017, our consolidated market capitalization was $6,998,245 based on a common share price of $29.71 per share, the closing price of our common shares on the NYSE on June 30, 2017. Market capitalization includes consolidated debt and common and preferred shares.

Dividends
To maintain our qualification as a REIT, we must pay annual dividends to our shareholders of at least 90.0% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash, we must first meet both our operating requirements and scheduled debt service on our mortgages and other loans payable. Dividends per share declared during 2016 and 2017 are as follows:

Quarter Ended	Common dividends [1]	Preferred dividends
March 31, 2016	$0.330	$0.445
June 30, 2016	$0.330	$0.445
September 30, 2016	$0.330	$0.445
December 31, 2016	$0.375	$0.445
March 31, 2017	$0.375	$0.445
June 30, 2017	$0.375	$0.445

1.	Common dividends declared for a quarter are accrued for during the quarter and then paid to common shareholders of record as of the end of the quarter during the month following the quarter-end.
Indebtedness
Secured Debt
Mortgage Notes
Certain real estate assets are subject to mortgage notes. During the six months ended June 30, 2017, we assumed $3,680 of non-recourse mortgages in connection with one real estate acquisition. During the year ended December 31, 2016, we assumed $244,188 of non-recourse mortgages in connection with 27 real estate acquisitions. During the three and six months ended June 30, 2017, we paid off the mortgage notes on two properties. During the six months ended June 30, 2017, we refinanced the debt on two properties encumbered by a mortgage loan for $10,456 and subsequently transferred the mortgage on these two properties to the buyer of the properties. During the three and six months ended June 30, 2017, we recorded a net gain on the early extinguishment of debt of $268 and $60, respectively. During the three and six months ended June 30, 2016, we paid off the mortgage notes on two and eight properties, respectively, and during the six months ended June 30, 2016, we transferred one property encumbered by a mortgage note. As a result of the loan payoffs and transfer, for the three and six months ended June 30, 2016, we recorded a net gain (loss) on early extinguishment of debt of $(1,356) and $(7,113), including net gains on extinguishment of debt of $0 and $1,930 within discontinued operations, respectively. Our gains and losses recorded for extinguishments of debt are related to unamortized deferred financing costs and mortgage premiums and discounts that were immediately expensed upon termination as well as early termination fees incurred. Our mortgage notes include a series of financial and other covenants with which we must comply in order to borrow under them. We were in compliance with the covenants under the mortgage note facilities as of June 30, 2017.
As of June 30, 2017, we have $493,293 total outstanding principal under our mortgage notes, which encumber 57 properties, and have a weighted average remaining term of 3.8 years and a weighted average interest rate of 4.32%. Weighted averages are based on outstanding principal balances as of June 30, 2017 and interest rate reflects the effects of interest rate swaps and amortization of financing costs and fair market value premiums or discounts. Refer to Note 6 of the accompanying financial statements for additional information on our secured debt obligations.

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
Our unsecured borrowing facilities include a series of financial and other covenants that we have to comply with in order to borrow under the facilities. We were in compliance with the covenants under the facilities as of June 30, 2017. Refer to the table at the end of the section for specific terms and our outstanding borrowings under the facilities.
Senior Unsecured Notes
During 2016 and 2015, we issued and sold an aggregate $500,000 principal amount of senior unsecured notes payable in private placements, which have maturities ranging from 2022 through 2026 and bear interest semi-annually at rates ranging from 3.89% to 4.97%. Refer to the table at the end of the section for specific terms of the outstanding notes.

Exchangeable Senior Notes
On March 18, 2014, we issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes are senior unsecured obligations of a subsidiary of the Operating Partnership and are guaranteed by us on a senior unsecured basis. The Exchangeable Senior Notes mature on March 15, 2019, unless redeemed, repurchased or exchanged in accordance with their terms prior to such date and will be exchangeable, under certain circumstances, for cash, for common shares or for a combination of cash and common shares, at the election of the Operating Partnership. The Exchangeable Senior Notes will also be exchangeable prior to the close of business on the second scheduled trading day immediately preceding the stated maturity date, at any time beginning on December 15, 2018, and also upon the occurrence of certain events. On or after March 20, 2017, in certain circumstances, the Operating Partnership may redeem all or part of the Exchangeable Senior Notes for cash at a price equal to 100.0% of the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest up to, but excluding, the redemption date. During June 2017, the Exchangeable Senior Notes became convertible at our option. As of July 1, 2017, the Exchangeable Senior Notes are exchangeable at the option of the holders during the period from July 1, 2017 through September 30, 2017, after which the exchange right is subject to continuation based upon the prevailing exchange rate and our share prices during the exchange windows. As of June 30, 2017, if the Exchangeable Senior Notes were redeemed, they would be eligible for conversion into 5,258,428 of the Company’s common shares, representing a value of $156,228 based upon the Company’s closing share price of $29.71. As of June 30, 2017, there have been no exchanges or conversions of the Exchangeable Senior Notes.
As of June 30, 2017, the Exchangeable Senior Notes have a current exchange rate of 14.3349 units of Merger consideration, where one unit of Merger consideration represents 3.1898 of our common shares, or approximately 45.7255 of our common shares for each $1.0 principal amount of the Exchangeable Senior Notes, representing an exchange price of $21.87 per common share. The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689. The discount is being amortized to interest expense over the expected life of the Exchangeable Senior Notes. As of June 30, 2017 and December 31, 2016, the Exchangeable Senior Notes were recorded as a liability at carrying value of $110,154 and $108,832, respectively, net of unamortized discount and deferred financing costs of $4,846 and $6,168, respectively. The fair value of the Exchangeable Senior Notes’ embedded exchange option of $11,726 was recorded in additional paid-in-capital within shareholders’ equity as of June 30, 2017 and December 31, 2016.

The terms of our unsecured sources of financing and their combined aggregate principal maturities as of June 30, 2017 and December 31, 2016 are as follows:

	Stated Interest Rate	Effective Interest Rate [1]	Maturity Date	Outstanding Balance
				June 30, 2017	December 31, 2016
2015 Revolving Credit Facility - Multicurrency tranche	1.02%	1.02%	1/8/2020	$70,955	$65,837
3-Year Term Loan	2.35%	2.33%	1/8/2019	300,000	300,000
5-Year Term Loan	2.35%	2.70%	1/8/2021	750,000	750,000
7-Year Term Loan	2.59%	3.34%	1/9/2023	175,000	175,000
2015 Senior Unsecured Notes	4.97%	5.07%	12/17/2024	150,000	150,000
2016 Senior Unsecured Notes	3.89%	4.00%	12/15/2022	150,000	150,000
2016 Senior Unsecured Notes	4.26%	4.38%	12/15/2025	100,000	100,000
2016 Senior Unsecured Notes	4.32%	4.43%	12/15/2026	100,000	100,000
Exchangeable Senior Notes [2]	3.75%	6.36%	3/15/2019	115,000	115,000
Total unsecured debt				1,910,955	1,905,837
Net deferred financing costs and net debt discount				(8,262)	(9,704)
Total unsecured debt, net				$1,902,693	$1,896,133

1.
Represents the rate at which interest expense is recorded for financial reporting purposes as of June 30, 2017, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

2.
During June 2017, the Exchangeable Senior Notes became convertible at our option and as of July 1, 2017, the Exchangeable Senior Notes are exchangeable at the option of the holders during the period from July 1, 2017 through September 30, 2017, after which their exchange right is subject to continuation based upon the prevailing exchange rate and our share prices during the exchange windows.

Derivatives and Non-Derivative Hedging Instruments
As of June 30, 2017, our derivative instruments consist of interest rate swaps, which are cash flow hedges. Changes in the effective portion of the fair value of derivatives designated as hedging instruments are recognized in other comprehensive income until the hedged item expires or is recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value and the change in value of a non-hedging derivative instrument are immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and shareholders’ equity, depending on future levels of LIBOR interest rates, foreign exchange rates, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.
Borrowings on the multicurrency tranche of our 2015 Revolving Credit Facility, which are designated as non-derivative net investment hedges, are recognized at par value based on the exchange rate in effect on the date of the draw. Subsequent changes in the exchange rate of our non-derivative net investment hedge are recognized as part of the cumulative foreign currency translation adjustment within other comprehensive income. Refer to Note 9 and Note 10 of the accompanying financial statements for additional information on our derivatives and non-derivative hedging instruments, including the fair value measurement of these instruments, as applicable.
The following table summarizes our derivatives and hedging instruments at June 30, 2017. The aggregate fair value of our derivatives is presented in our Condensed Consolidated Balance Sheets in derivative instruments and the aggregate carrying value of the non-derivative net investment hedges is included in the balance of our 2015 Revolving Credit Facility. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks.

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap - Waco	1 mo. USD-LIBOR-BBA	15,038 USD	4.55%	12/19/2013	12/19/2020	$(358)
Interest Rate Swap - Atrium I	1 mo. USD-LIBOR-BBA	19,240 USD	1.78%	8/16/2011	5/31/2018	(108)
Interest Rate Swap - Easton III	1 mo. USD-LIBOR-BBA	5,815 USD	1.95%	8/16/2011	1/31/2019	(52)
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.22%	12/19/2016	12/17/2018	366
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.23%	12/19/2016	12/17/2018	360
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.24%	12/19/2016	12/17/2018	344
Interest Rate Swap - 5-Year Term Loan	1 mo. USD-LIBOR-BBA	750,000 USD	1.60%	12/17/2015	12/17/2020	3,566
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	175,000 USD	1.82%	12/17/2015	1/9/2023	683
Net Investment Hedge in EUR-denominated investments	USD-EUR exchange rate	45,000 EUR	N/A	9/28/2015	N/A	—
Net Investment Hedge in GBP-denominated investments	USD-GBP exchange rate	15,000 GBP	N/A	7/15/2016	N/A	—
Total hedging instruments						$4,801

Through our interest rate swaps, we are hedging exposure to variability in future interest payments on our debt facilities. At June 30, 2017, our interest rate swap derivative instruments were reported in other assets at fair value of $5,319 and in other liabilities at fair value of $(518). Swap gain (loss) is recognized in interest expense in the Condensed Consolidated Statements of Operations and represents interest rate swap hedge ineffectiveness, or amounts excluded from ineffectiveness, which relates to the off-market financing element associated with certain derivatives. Swap gain of $0 and $46 was recognized for the three and six months ended June 30, 2017, respectively, and swap gain of $2,564 and $734, was recognized for the three and six months ended June 30, 2016, respectively. During the three and six months ended June 30, 2017, we reclassified $271 and $539, respectively, from accumulated other comprehensive income into interest expense related to a derivative terminated in 2015. During the three and six months ended June 30, 2016, we reclassified $271 and $631, respectively, from accumulated other comprehensive income into interest expense related to a derivative terminated in 2015. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, we expect that $1,911 will be reclassified from other comprehensive income as an increase in interest expense for our interest rate swaps as of June 30, 2017. Additionally, we will recognize $2,111 in interest expense on a straight-line basis over the remaining original term of terminated swaps through June 2019, representing amortization of the remaining accumulated other comprehensive income balance related to the swap, and of this amount $1,087 will be recognized in interest expense during the next 12 months.
We hedge our investments based in foreign currencies using non-derivative net investment hedges in conjunction with borrowings under the multicurrency tranche of our 2015 Revolving Credit Facility. Our non-derivative net investment hedge on our euro-denominated investments, which was entered into in September 2015, is used to hedge exposure to changes in the euro-U.S. dollar exchange rate underlying our unconsolidated net equity investments in the Gramercy European Property Fund and the Goodman Europe JV, both of which have euros as their functional currency. Our non-derivative net investment hedge on our British pound sterling-denominated investments, which was entered into in July 2016, is used to hedge exposure to changes in the British pound sterling-U.S. dollar exchange rate underlying our unconsolidated net equity investment in the Goodman UK JV and our wholly-owned property in Coventry, UK, both of which have British pounds sterling as their functional currency. At June 30, 2017, the non-derivative net investment hedge value is reported at carrying value as a net liability of $70,955, which is included in the balance of the senior unsecured revolving credit facility on the Condensed Consolidated Balance Sheets. During the three and six months ended June 30, 2017, we recorded a net loss of $4,196 and $5,119, respectively, in other comprehensive income from the impact of exchange rates related to the non-derivative net investment hedges. During the three and six months ended June 30, 2016, we recorded a net gain (loss) of $970 and $(66), respectively, in other comprehensive income from the impact of exchange rates related to the non-derivative net investment hedges. When the non-derivative net investments being hedged are sold or substantially liquidated, the balance of the translation adjustment accumulated in other comprehensive income will be reclassified into earnings.

Contractual Obligations
We are obligated to fund capital expenditures related to our real estate investments, which primarily consist of expenditures to maintain assets, tenant improvement allowances and other construction or expansion obligations under tenant leases, and leasing commissions. As of June 30, 2017, we had commitments relating to tenant improvement allowances and funding obligations under leases totaling approximately $13,536 that are expected to be funded over the next five years. During March 2017, construction was completed on our build-to-suit property in Round Rock, Texas, which we acquired upon completion for $29,605. As of June 30, 2017, we are obligated to fund the development of three build-to-suit industrial properties, for which we have remaining cumulative future commitments of $57,199.
As of June 30, 2017 and December 31, 2016, our cumulative contributions to the Gramercy European Property Fund were $55,892 (€50,000). As of June 30, 2017, our remaining commitment to the Gramercy European Property Fund was $14,283 (€12,500), however in July 2017, the Gramercy European Property Fund sold 100.0% of its assets to a third party. Refer to Note 17 for more information on the sale transaction. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on June 30, 2017, in the case of unfunded commitments.
We have committed to fund $100,000 to Strategic Office Partners, of which $23,427 and $16,027 was funded as of June 30, 2017 and December 31, 2016, respectively. See Note 5 in the accompanying financial statements for further information on the Gramercy European Property Fund and Strategic Office Partners.
We have certain properties acquired that are subject to ground leases, which are accounted for as operating leases. The ground leases have varying ending dates, renewal options and rental rate escalations, with the latest leases extending to June 2053. Combined aggregate principal maturities and future minimum payments of our unsecured debt obligations, non-recourse mortgages, Senior Unsecured Notes, Exchangeable Senior Notes, and ground leases, in addition to associated interest payments as of June 30, 2017 are as follows:

	July 1 to December 31, 2017	2018	2019	2020	2021	Thereafter	Above market interest	Total
2015 Revolving Credit Facility	$—	$—	$—	$70,955	$—	$—	$—	$70,955
Term Loans	—	—	300,000	—	750,000	175,000	—	1,225,000
Mortgage Notes Payable [1]	7,375	170,819	33,672	60,103	16,364	204,960	—	493,293
Senior Unsecured Notes	—	—	—	—	—	500,000	—	500,000
Exchangeable Senior Notes [2]	—	—	115,000	—	—	—	—	115,000
Ground Leases	1,123	2,263	2,271	2,263	2,231	62,186	—	72,337
Interest Payments [3]	40,357	79,689	68,482	63,968	39,247	88,910	(6,151)	374,502
Total	$48,855	$252,771	$519,425	$197,289	$807,842	$1,031,056	$(6,151)	$2,851,087

1.	Mortgage note payments reflect accelerated repayment dates, when applicable, pursuant to related loan agreement.

2.
During June 2017, the Exchangeable Senior Notes became convertible at our option and as of July 1, 2017, the Exchangeable Senior Notes are exchangeable at the option of the holders during the period from July 1, 2017 through September 30, 2017, after which their exchange right is subject to continuation based upon the prevailing exchange rate and our share prices during the exchange windows.

3.	Interest payments do not reflect the effect of interest rate swaps.

We have several office locations, which are each subject to operating lease agreements. These office locations include our corporate office at 90 Park Avenue, New York, New York, and our seven regional offices located across the United States and Europe.
Leasing Agreements
Future minimum rental revenue under non-cancelable leases, excluding reimbursements for operating expenses, as of June 30, 2017 are as follows:

	July 1 to December 31, 2017	2018	2019	2020	2021	Thereafter	Total minimum lease rental income
Operating Leases	$194,693	$389,118	$361,797	$332,521	$306,634	$1,581,109	$3,165,872
Future straight-line rent adjustments under non-cancelable leases as of June 30, 2017 are as follows:

	July 1 to December 31, 2017	2018	2019	2020	2021	Thereafter	Total straight-line rent adjustments
Straight-line Rent Adjustments	$13,364	$15,944	$8,219	$2,204	$(2,509)	$(88,808)	$(51,586)
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
Transactions with Trustee Related Entities and Related Parties
In December 2016, we sold our 5.1% interest in one property located in Lille, France held by the Goodman Europe JV to our joint venture partner, the Gramercy European Property Fund, in which we had a 14.2% ownership interest, for gross proceeds of $2,662 (€2,563). In July 2017, we sold our 14.2% interest in the Gramercy Europe Property Fund and our 5.1% interest in the Goodman Europe JV to an unrelated third party. Refer to Note 17 in the accompanying financial statements for more information on the sale.
On June 30, 2016, we sold 74.9% of our outstanding 80.0% interest in the Goodman Europe JV to the Gramercy European Property Fund, in which we had a 14.2% interest as of June 30, 2017. We made cumulative contributions of $55,892 (€50,000) to the Gramercy European Property Fund and had a remaining funding commitment of $14,283 (€12,500) as of June 30, 2017. Our CEO, who was on the board of directors, also had capital commitments to the investment, as noted below. We sold 74.9% of our interest in the Goodman Europe JV to the Gramercy European Property Fund for gross proceeds of $148,884 (€134,336), based on third-party valuations for the underlying properties. The sale of 74.9% of our interest in the Goodman Europe JV resulted in us recording a gain of $5,341 during the period, primarily related to depreciation and amortization recorded since Merger closing date. Following the sale transaction, we have a continuing 5.1% interest in the Goodman Europe JV. The transaction was entered into in order to achieve efficiencies from the combination of the two European platforms.
Our CEO, Gordon F. DuGan, was on the board of directors of the Gramercy European Property Fund prior to its sale in July 2017 and committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Asset Management collectively committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on June 30, 2017, in the case of unfunded commitments.
One of the properties acquired in December 2015 as part of the Merger was partially leased to Duke Realty, our partner in the Duke JV. Duke Realty acted as the managing member of the Duke JV, which was dissolved in July 2016 as described in Note 5, and as such provided asset management, construction, development, leasing and property management services, for which it was entitled to receive fees as well as a promoted interest. From the date of the Merger through lease expiration in May 2016, Duke Realty leased 30,777 square feet of one of our office properties located in Minnesota which had an aggregate 322,551 rentable square feet. Duke Realty paid us $156 and $333 under the lease for the three and six months ended June 30, 2016, respectively. See Note 5 for more information on our transactions with the Duke JV.
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
Core FFO and AFFO are Company defined measures. Core FFO is presented excluding transaction costs, acquisition costs, gain (loss) on extinguishment of debt, other-than-temporary impairments on retained bonds, mark-to-market on interest rate swaps, and one-time charges. Our AFFO also excludes non-cash stock-based compensation expense, amortization of above and below market leases, amortization of deferred financing costs and non-cash interest, amortization of lease inducement costs, non-real estate depreciation and amortization, amortization of free rent received at property acquisition, and straight-line rent. Core FFO and AFFO include applicable adjustments for unconsolidated partnerships and joint ventures. We believe that Core FFO and AFFO are useful supplemental measures regarding our operating performances as they provide a meaningful and consistent comparison of our operating performance and allow investors to more easily compare the Company's operating results.
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

FFO, Core FFO and AFFO for the three and six months ended June 30, 2017 and 2016 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income attributable to common shareholders	$6,514	$27,355	$14,082	$24,863
Add:
Depreciation and amortization	62,176	60,538	124,393	118,786
FFO adjustments for unconsolidated equity investments	2,337	7,465	4,590	18,771
Net income (loss) attributable to noncontrolling interest	(113)	51	41	(69)
Net (income) loss from discontinued operations	28	(58)	52	(4,698)
Impairment of real estate investments	5,580	—	18,351	—
Less:
Non-real estate depreciation and amortization	(200)	(231)	(408)	(467)
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	(7,229)	—	(7,229)
Gain on sale of European unconsolidated equity investment interests held with a related party	—	(5,341)	—	(5,341)
Net gain on disposals	(2,002)	—	(19,379)	—
Funds from operations attributable to common shareholders and unitholders	$74,320	$82,550	$141,722	$144,616
Add:
Acquisition costs	—	4,312	—	4,722
Core FFO adjustments for unconsolidated equity investments	—	2,798	—	6,921
Other-than-temporary impairments on retained bonds	—	—	4,890	—
Transaction costs	189	—	189	—
(Gain) loss on extinguishment of debt	(268)	1,356	(60)	5,183
Net income from discontinued operations related to properties	—	149	—	4,793
Mark-to-market on interest rate swaps	—	(2,564)	(46)	(734)
Core funds from operations attributable to common shareholders and unitholders	$74,241	$88,601	$146,695	$165,501
Add:
Non-cash share-based compensation expense	2,004	1,272	4,058	2,422
Amortization of market lease assets	2,797	3,682	5,705	7,676
Amortization of deferred financing costs and non-cash interest	1,367	78	2,207	195
Amortization of lease inducement costs	87	87	173	173
Non-real estate depreciation and amortization	200	231	408	467
Amortization of free rent received at property acquisition	236	417	540	756
Less:
AFFO adjustments for unconsolidated equity investments	(21)	(1,232)	(7)	(409)
Straight-lined rent	(7,458)	(5,955)	(14,718)	(12,716)
Amortization of market lease liabilities	(7,564)	(9,292)	(11,105)	(13,449)
Adjusted funds from operations attributable to common shareholders and unitholders	$65,889	$77,889	$133,956	$150,616
Funds from operations per share – basic	$0.50	$0.58	$0.98	$1.02
Funds from operations per share – diluted	$0.49	$0.58	$0.96	$1.02
Core funds from operations per share – basic	$0.50	$0.63	$1.01	$1.17
Core funds from operations per share – diluted	$0.49	$0.62	$1.00	$1.16
Adjusted funds from operations per share – basic	$0.44	$0.55	$0.92	$1.07
Adjusted funds from operations per share – diluted	$0.44	$0.55	$0.91	$1.06
Basic weighted average common shares outstanding – EPS	148,542,916	140,776,976	144,746,251	140,664,885
Weighted average partnership units held by noncontrolling interest	560,443	402,769	590,547	430,435
Weighted average common shares and units outstanding	149,103,359	141,179,745	145,336,798	141,095,320
Diluted weighted average common shares and common share equivalents outstanding – EPS	149,914,443	142,514,202	145,965,936	142,088,590
Weighted average partnership units held by noncontrolling interest	560,443	—	590,547	—
Weighted average share-based payment awards	597,543	—	594,460	—
Diluted weighted average common shares and units outstanding	151,072,429	142,514,202	147,150,943	142,088,590

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
Recently Issued Accounting Pronouncements
Please refer to Note 2 in the accompanying footnotes to our Condensed Consolidated financial statements.

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
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investment in commercial real estate with fixed rate, non-recourse mortgage financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decrease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps to manage our exposure to interest rate changes. We currently have a 2015 Revolving Credit Facility, several term loans and several mortgage notes payable which are based upon a floating rate which have an aggregate outstanding balance of $1,336,048 at June 30, 2017, of which $1,265,093 is hedged effectively by interest rate swaps which we believe will mitigate the interest rate risk related to these borrowings.

The following chart shows our floating rate debt instruments, including debt that is hedged by interest rate swaps, and the related interest rates, maturity dates and balances as of June 30, 2017:

Floating Rate Debt Instrument	Stated Interest Rate	Effective Interest Rate [1]	Maturity Date	Balance at June 30, 2017
2015 Revolving Credit Facility - Multicurrency tranche [2]	1.02%	1.02%	1/8/2020	$70,955
3-Year Term Loan	2.35%	2.33%	1/8/2019	300,000
5-Year Term Loan	2.35%	2.70%	1/8/2021	750,000
7-Year Term Loan	2.59%	3.34%	1/9/2023	175,000
Mortgage note payable - Waco	3.16%	4.75%	12/19/2020	15,038
Mortgage note payable - Atrium I	3.08%	4.01%	5/31/2018	19,240
Mortgage note payable - Easton III	3.08%	3.94%	1/31/2019	5,815
Total Floating Rate Debt Instruments				$1,336,048

1.
Represents the rate at which interest expense is recorded for financial reporting purposes as of June 30, 2017, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

2.	These floating rate debt instruments are not hedged by interest rate swaps.
The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the interest rate risk related to the 2015 Revolving Credit Facility:

Change in LIBOR	Projected Decrease in Net Income
Base case
+100 bps	$(181)
+200 bps	$(363)
+300 bps	$(544)
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
Foreign Currency Exchange Rate Risk
During the periods presented, we have had investments, either directly or through unconsolidated equity interests, in Europe, Asia, and Canada and we perform asset management services and have had capital commitments to an equity investment in Europe. As a result, we are subject to risk from the effects of exchange rate risk from the effects of exchange rate movements in the euro, the British pound sterling, and the Canadian dollar, which may affect future costs and cash flows. We hedge our foreign currency exposure related to our foreign investments primarily by financing our investments in the local currency denominations and through the use of net investment hedge instruments. Additionally, we may enter into foreign currency forward contracts to manage our exposure to foreign currency exchange rate movements. We have historically been a net payer of various foreign currencies (we pay out more cash than we receive), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. In the future, we expect to be a net receiver of various foreign currencies as our commitments to the Gramercy European Property Fund have been fully funded following the sale of our interests in the Gramercy Europe Property Fund in July 2017.
As of June 30, 2017 and December 31, 2016, we had outstanding borrowings of $70,955 (€45,000 and £15,000) and $65,837 (€45,000 and £15,000), respectively, under the multicurrency tranche of our 2015 Revolving Credit Facility, which we designated as a non-derivative net investment hedging instrument pursuant to ASC 815 to mitigate our risk from fluctuations in the exchange rates between the U.S. dollar and both the euro and British pound sterling. Our unhedged net investment in foreign currencies was $14,220 and $13,322 as of June 30, 2017 and December 31, 2016, respectively, based on the period ending U.S. dollar values of the hedge of $70,955 and $65,837, respectively.

ITEM 4.	CONTROLS AND PROCEDURES
Gramercy Property Trust
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
GPT Operating Partnership LP
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time frame specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of the Company in its role as the sole general partner of the Operating Partnership, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Also, we may have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.
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
Other Contingencies
In connection with our property acquisitions and the Merger, we determined that there is a risk we will have to pay future amounts to tenants related to continuing operating expense reimbursement audits. In 2017, we settled the majority of our operating expense reimbursement audits and paid $3,500 pursuant to the settlement in February 2017. As of June 30, 2017, we have estimated a range of loss of $0 to $360 and determined that our best estimate of total loss is $360, which is related to the Merger and has been accrued and recorded in other liabilities as of June 30, 2017 and December 31, 2016.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	INDEX TO EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Gramercy Property Trust, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 2, 2017.
10.1	Gramercy Property Trust 2017 Employee Share Purchase Plan, incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on May 1, 2017.
10.2
Amendment to Employment and Noncompetition Agreement, dated June 23, 2017, by and between Gramercy Property Trust and Gordon F. DuGan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2017.

10.3
Amendment to Employment and Noncompetition Agreement, dated June 23, 2017, by and between Gramercy Property Trust and Benjamin P. Harris, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2017.

10.4
Amendment to Employment and Noncompetition Agreement, dated June 23, 2017, by and between Gramercy Property Trust and Nicolas L. Pell, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2017.

10.5
Amendment to Employment and Noncompetition Agreement, dated June 23, 2017, by and between Gramercy Property Trust and Jon W. Clark, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2017.

31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.3
Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.4
Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

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

GRAMERCY PROPERTY TRUST

Dated: August 2, 2017	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GPT Operating Partnership LP

Dated: August 2, 2017	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)