Form 10-Q
period 2017-09-30
Gramercy Property Trust; GPT Operating Partnership LP
filed 2017-11-01
CIK 1297587, 1708204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017
or

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

Gramercy Property Trust    Yes ☐      No ☒        GPT Operating Partnership LP Yes ☐      No ☒

The number of shares outstanding of Gramercy Property Trust’s common shares of beneficial interest, $0.01 par value, was 160,670,537 as of October 27, 2017.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended September 30, 2017 of Gramercy Property Trust and GPT Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to "Gramercy Property Trust," the "Company" or "Gramercy" mean Gramercy Property Trust and its consolidated subsidiaries; and references to "GPT Operating Partnership LP," the "Operating Partnership" or "GPTOP" mean GPT Operating Partnership LP and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
The Company is a Maryland real estate investment trust, or REIT, which operates as a self-administered and self-managed entity and is the sole general partner of the Operating Partnership. As the general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.
As of September 30, 2017 the Company owned 98.08% of the outstanding general and limited partnership interest in the Operating Partnership. As of September 30, 2017, noncontrolling investors owned approximately 1.92% of the outstanding limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

GRAMERCY PROPERTY TRUST
FORM 10-Q

Gramercy Property Trust
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share and per share data)

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

	September 30, 2017	December 31, 2016
Assets:
Real estate investments, at cost:
Land	$1,004,236	$805,264
Building and improvements	4,845,246	4,053,125
Less: accumulated depreciation	(297,448)	(201,525)
Total real estate investments, net	5,552,034	4,656,864
Cash and cash equivalents	68,018	67,529
Restricted cash	19,183	12,904
Investment in unconsolidated equity investments	73,163	101,807
Assets held for sale, net	17,292	—
Tenant and other receivables, net	75,264	72,795
Acquired lease assets, net of accumulated amortization of $201,010 and $133,710	625,771	618,680
Other assets	110,613	72,948
Total assets	$6,541,338	$5,603,527
Liabilities and Equity:
Liabilities:
Senior unsecured revolving credit facility	$615,097	$65,837
Exchangeable senior notes, net	—	108,832
Mortgage notes payable, net	606,898	558,642
Senior unsecured notes, net	496,684	496,464
Senior unsecured term loans	1,225,000	1,225,000
Total long-term debt, net	2,943,679	2,454,775
Accounts payable and accrued expenses	58,083	58,380
Dividends payable	61,486	53,074
Below market lease liabilities, net of accumulated amortization of $27,564 and $26,416	173,577	230,183
Liabilities related to assets held for sale	4,914	—
Other liabilities	53,993	46,081
Total liabilities	$3,295,732	$2,842,493
Commitments and contingencies
Noncontrolling interest in the Operating Partnership	75,139	8,643
Equity:
Common shares, par value $0.01, 160,669,468 and 140,647,971 issued and outstanding at September 30, 2017 and December 31, 2016, respectively	1,607	1,406
Series A cumulative redeemable preferred shares, par value $0.01, liquidation preference $87,500, and 3,500,000 shares authorized, issued and outstanding at September 30, 2017 and December 31, 2016	84,394	84,394
Additional paid-in-capital	4,407,953	3,887,793
Accumulated other comprehensive income (loss)	2,118	(4,128)
Accumulated deficit	(1,325,605)	(1,216,753)
Total shareholders' equity	3,170,467	2,752,712
Noncontrolling interest in other partnerships	—	(321)
Total equity	$3,170,467	$2,752,391
Total liabilities and equity	$6,541,338	$5,603,527

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental revenue	$110,174	$100,847	$321,717	$291,459
Third-party management fees	2,057	7,172	8,287	30,528
Operating expense reimbursements	21,384	21,231	61,380	65,718
Other income	1,240	1,842	4,830	3,357
Total revenues	134,855	131,092	396,214	391,062
Operating Expenses
Property operating expenses	24,844	22,685	71,249	70,364
Property management expenses	3,252	4,810	8,771	14,922
Depreciation and amortization	66,761	62,863	191,154	181,649
General and administrative expenses	9,638	8,165	27,494	23,892
Acquisition expenses	—	1,272	—	5,994
Total operating expenses	104,495	99,795	298,668	296,821
Operating Income	30,360	31,297	97,546	94,241
Other Expenses:
Interest expense	(24,266)	(18,409)	(70,561)	(57,271)
Other-than-temporary impairment	—	—	(4,081)	—
Portion of impairment recognized in other comprehensive loss	—	—	(809)	—
Net impairment recognized in earnings	—	—	(4,890)	—
Equity in net income (loss) of unconsolidated equity investments	48,730	(1,138)	48,884	(4,061)
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	—	—	7,229
Loss on extinguishment of debt	(6,751)	(13,777)	(6,691)	(20,890)
Impairment of real estate investments	(3,064)	(1,053)	(21,415)	(1,053)
Income (loss) from continuing operations before provision for taxes	45,009	(3,080)	42,873	18,195
Provision for taxes	598	(331)	647	(3,734)
Income (loss) from continuing operations	45,607	(3,411)	43,520	14,461
Income (loss) from discontinued operations before gain on extinguishment of debt	(24)	347	(76)	3,115
Gain on extinguishment of debt	—	—	—	1,930
Income (loss) from discontinued operations	(24)	347	(76)	5,045
Income (loss) before net gain on disposals	45,583	(3,064)	43,444	19,506
Net gain on disposals	4,879	2,336	24,258	2,336
Gain on sale of European unconsolidated equity investment interests held with a related party	—	—	—	5,341
Net Income (loss)	50,462	(728)	67,702	27,183
Net income attributable to noncontrolling interest	(333)	(221)	(374)	(152)
Net income (loss) attributable to Gramercy Property Trust	50,129	(949)	67,328	27,031
Preferred share dividends	(1,559)	(1,559)	(4,676)	(4,676)
Net Income (loss) available to common shareholders	$48,570	$(2,508)	$62,652	$22,355
Basic earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$0.32	$(0.02)	$0.42	$0.11
Net income from discontinued operations	—	—	—	0.04
Net income (loss) available to common shareholders	$0.32	$(0.02)	$0.42	$0.15
Diluted earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$0.32	$(0.02)	$0.42	$0.11
Net income from discontinued operations	—	—	—	0.04
Net income (loss) available to common shareholders	$0.32	$(0.02)	$0.42	$0.15
Basic weighted average common shares outstanding	152,619,352	140,257,503	147,399,457	141,180,822
Diluted weighted average common shares outstanding	157,507,213	140,257,503	147,430,882	142,387,709

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income (loss)	$50,462	$(728)	$67,702	$27,183
Other comprehensive income (loss):
Unrealized loss on available for sale debt securities	(633)	(1,426)	(2,202)	(459)
Unrealized gain (loss) on derivative instruments	2,959	7,653	4,645	(25,996)
Reclassification of accumulated foreign currency translation adjustments due to disposal	(1,362)	—	(1,362)	(3,737)
Reclassification of unrealized gain of non-derivative net investment hedge into earnings	1,851	—	1,851	—
Reclassification of unrealized gain on terminated derivative instruments into earnings	273	282	812	913
Foreign currency translation adjustments	673	(1,120)	2,465	(3,687)
Other comprehensive income (loss)	$3,761	$5,389	$6,209	$(32,966)
Comprehensive income (loss)	$54,223	$4,661	$73,911	$(5,783)
Net income attributable to noncontrolling interest	(333)	(221)	(374)	(152)
Other comprehensive (income) loss attributable to noncontrolling interest	45	(13)	59	102
Comprehensive income (loss) attributable to Gramercy Property Trust	$53,935	$4,427	$73,596	$(5,833)

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statement of Shareholders’ Equity (Deficit) and Noncontrolling Interest
(Unaudited, amounts in thousands, except share data)

	Common Shares		Preferred Shares	Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)	Total Gramercy Property Trust	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2016	140,647,971	$1,406	$84,394	$3,887,793	$(4,128)	$(1,216,753)	$2,752,712	$(321)	$2,752,391
Net Income (loss)	—	—	—	—	—	67,328	67,328	(114)	67,214
Change in net unrealized gain on derivative instruments	—	—	—	—	4,645	—	4,645	—	4,645
Change in net unrealized loss on debt securities	—	—	—	—	(2,202)	—	(2,202)	—	(2,202)
Reclassification of unrealized gain on terminated derivative instruments into earnings	—	—	—	—	812	—	812	—	812
Offering costs	—	—	—	(14,137)	—	—	(14,137)	—	(14,137)
Issuance of shares	14,569,978	146	—	410,439	—	—	410,585	—	410,585
Issuance of shares - redemption of Exchangeable Senior Notes for common shares	5,258,420	53	—	117,397	—	—	117,450	—	117,450
Share based compensation - fair value	80,142	1	—	4,515	—	—	4,516	—	4,516
Dividend reinvestment program proceeds	5,410	—	—	151	—	—	151	—	151
Conversion of OP Units to common shares	107,547	1	—	2,986	—	—	2,987	—	2,987
Reallocation of noncontrolling interest in the Operating Partnership	—	—	—	(1,191)	—	—	(1,191)	—	(1,191)
Reclassification of accumulated foreign currency translation adjustments due to disposal	—	—	—	—	(1,362)	—	(1,362)	—	(1,362)
Reclassification of unrealized gain of non-derivative net investment hedge into earnings	—	—	—	—	1,851	—	1,851	—	1,851
Foreign currency translation adjustment	—	—	—	—	2,502	—	2,502	(37)	2,465
Contributions to noncontrolling interest in other partnerships	—	—	—	—	—	—	—	472	472
Dividends on preferred shares	—	—	—	—	—	(4,676)	(4,676)	—	(4,676)
Dividends on common shares	—	—	—	—	—	(171,504)	(171,504)	—	(171,504)
Balance at September 30, 2017	160,669,468	$1,607	$84,394	$4,407,953	$2,118	$(1,325,605)	$3,170,467	$—	$3,170,467

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net income	$67,702	$27,183
Adjustments to net cash provided by operating activities:
Depreciation and amortization	191,154	181,649
Amortization of acquired leases to rental revenue and expense	(4,540)	(10,332)
Amortization of deferred costs	1,858	1,177
Amortization of discounts and other fees	17	(3,636)
Amortization of lease inducement costs	285	259
Straight-line rent adjustment	(22,441)	(19,084)
Other-than-temporary impairment on retained bonds	4,890	—
Impairment of real estate investments	21,415	1,053
Net gain on disposals	(24,258)	(2,336)
Distributions received from unconsolidated equity investments	9,205	48,235
Equity in net (income) loss of unconsolidated equity investments	(48,884)	4,061
Gain on remeasurement of previously held unconsolidated equity investment interests	—	(7,229)
Gain from sale of unconsolidated equity investment interests held with a related party	—	(5,341)
Loss on extinguishment of debt	6,691	18,960
Amortization of share-based compensation	6,051	3,704
Changes in operating assets and liabilities:
Restricted cash	(628)	1,765
Payment of capitalized leasing costs	(7,491)	(11,910)
Tenant and other receivables	18,510	(19,890)
Other assets	(39,168)	(16,660)
Accounts payable and accrued expenses	(1,211)	(16,945)
Other liabilities	8,509	(8,446)
Net cash provided by operating activities	187,666	166,237
Investing Activities:
Capital expenditures	(64,454)	(18,711)
Distributions from investing activities received from unconsolidated equity investments	87,229	84,588
Proceeds from sales of unconsolidated equity investment interests held with a related party	9,644	148,884
Proceeds from sale of real estate	228,135	860,783
Return of restricted cash held in escrow for 1031 exchange	—	(157,347)
Contributions to unconsolidated equity investments	(20,775)	(33,632)
Acquisition of real estate	(1,129,897)	(540,596)
Restricted cash for tenant improvements	(4,491)	10,560
Proceeds from servicing advances receivable	—	1,390
Net cash provided by (used in) investing activities	(894,609)	355,919
Financing Activities:
Proceeds from unsecured term loan and credit facility	805,000	306,466
Proceeds from senior unsecured notes	—	50,000
Repayment of unsecured term loans and credit facility	(261,818)	(440,000)
Acquisition of treasury bonds for defeasance	—	(144,063)
Proceeds from mortgage notes payable	2,582	9,550
Repayment of mortgage notes payable	(61,722)	(251,266)
Offering costs	(14,137)	(105)
Proceeds from sale of common shares	410,736	—
Payments for taxes related to net share settlement of equity awards	(1,855)	—
Payment of deferred financing costs	(1,719)	(1,734)
Payment of debt extinguishment costs	—	(15,868)
Preferred share dividends paid	(4,676)	(4,676)
Common share dividends paid	(163,903)	(101,804)
Proceeds from exercise of share options and purchases under the employee share purchase plan	—	167
Contributions from noncontrolling interests in other entities	472	—
Distribution to noncontrolling interest in the Operating Partnership	(286)	(303)
Change in restricted cash from financing activities	(1,192)	(62)
Net cash provided by (used in) financing activities	707,482	(593,698)
Net increase (decrease) in cash and cash equivalents	539	(71,542)
Decrease in cash and cash equivalents related to foreign currency translation	(50)	(137)
Cash and cash equivalents at beginning of period	67,529	128,031
Cash and cash equivalents at end of period	$68,018	$56,352

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Condensed Consolidated Balance Sheets
(Unaudited, amounts in thousands, except unit, share, per unit, and per share data)

	September 30, 2017	December 31, 2016
Assets:
Real estate investments, at cost:
Land	$1,004,236	$805,264
Building and improvements	4,845,246	4,053,125
Less: accumulated depreciation	(297,448)	(201,525)
Total real estate investments, net	5,552,034	4,656,864
Cash and cash equivalents	68,018	67,529
Restricted cash	19,183	12,904
Investment in unconsolidated equity investments	73,163	101,807
Assets held for sale, net	17,292	—
Tenant and other receivables, net	75,264	72,795
Acquired lease assets, net of accumulated amortization of $201,010 and $133,710	625,771	618,680
Other assets	110,613	72,948
Total assets	$6,541,338	$5,603,527
Liabilities and Partners’ Capital:
Liabilities:
Senior unsecured revolving credit facility	$615,097	$65,837
Exchangeable senior notes, net	—	108,832
Mortgage notes payable, net	606,898	558,642
Senior unsecured notes, net	496,684	496,464
Senior unsecured term loans	1,225,000	1,225,000
Total long-term debt, net	2,943,679	2,454,775
Accounts payable and accrued expenses	58,083	58,380
Dividends and distributions payable	61,486	53,074
Below market lease liabilities, net of accumulated amortization of $27,564 and $26,416	173,577	230,183
Liabilities related to assets held for sale	4,914	—
Other liabilities	53,993	46,081
Total liabilities	$3,295,732	$2,842,493
Commitments and contingencies
Limited partner interest in the Operating Partnership (3,131,636 and 643,596 limited partner common units outstanding at September 30, 2017 and December 31, 2016, respectively)	75,139	8,643
Partners’ Capital:
Series A cumulative redeemable preferred units, liquidation preference $87,500, and 3,500,000 units issued and outstanding at September 30, 2017 and December 31, 2016	84,394	84,394
GPT partners’ capital (1,634,559 and 1,412,916 general partner common units and 158,689,729 and 139,235,055 limited partner common units outstanding at September 30, 2017 and December 31, 2016, respectively)	3,083,955	2,672,446
Accumulated other comprehensive income (loss)	2,118	(4,128)
Total GPTOP partners' capital	3,170,467	2,752,712
Noncontrolling interest in other partnerships	—	(321)
Total partners’ capital	$3,170,467	$2,752,391
Total liabilities and partners’ capital	$6,541,338	$5,603,527

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Condensed Consolidated Statements of Operations
(Unaudited, amounts in thousands, except unit, share, per unit, and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Rental revenue	$110,174	$100,847	$321,717	$291,459
Third-party management fees	2,057	7,172	8,287	30,528
Operating expense reimbursements	21,384	21,231	61,380	65,718
Other income	1,240	1,842	4,830	3,357
Total revenues	134,855	131,092	396,214	391,062
Operating Expenses
Property operating expenses	24,844	22,685	71,249	70,364
Property management expenses	3,252	4,810	8,771	14,922
Depreciation and amortization	66,761	62,863	191,154	181,649
General and administrative expenses	9,638	8,165	27,494	23,892
Acquisition expenses	—	1,272	—	5,994
Total operating expenses	104,495	99,795	298,668	296,821
Operating Income	30,360	31,297	97,546	94,241
Other Expenses:
Interest expense	(24,266)	(18,409)	(70,561)	(57,271)
Other-than-temporary impairment	—	—	(4,081)	—
Portion of impairment recognized in other comprehensive loss	—	—	(809)	—
Net impairment recognized in earnings	—	—	(4,890)	—
Equity in net income (loss) of unconsolidated equity investments	48,730	(1,138)	48,884	(4,061)
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	—	—	7,229
Loss on extinguishment of debt	(6,751)	(13,777)	(6,691)	(20,890)
Impairment of real estate investments	(3,064)	(1,053)	(21,415)	(1,053)
Income (loss) from continuing operations before provision for taxes	45,009	(3,080)	42,873	18,195
Provision for taxes	598	(331)	647	(3,734)
Income (loss) from continuing operations	45,607	(3,411)	43,520	14,461
Income (loss) from discontinued operations before gain on extinguishment of debt	(24)	347	(76)	3,115
Gain on extinguishment of debt	—	—	—	1,930
Income (loss) from discontinued operations	(24)	347	(76)	5,045
Income (loss) before net gain on disposals	45,583	(3,064)	43,444	19,506
Net gain on disposals	4,879	2,336	24,258	2,336
Gain on sale of European unconsolidated equity investment interests held with a related party	—	—	—	5,341
Net Income (loss)	50,462	(728)	67,702	27,183
Net (income) loss attributable to noncontrolling interest in other partnerships	97	(229)	114	(90)
Net income (loss) attributable to GPTOP	50,559	(957)	67,816	27,093
Preferred unit distributions	(1,559)	(1,559)	(4,676)	(4,676)
Net income (loss) available to common unitholders	$49,000	$(2,516)	$63,140	$22,417
Basic earnings per unit:
Net income (loss) from continuing operations, after preferred unit distributions	$0.32	$(0.02)	$0.42	$0.11
Net income from discontinued operations	—	—	—	0.04
Net income (loss) available to common unitholders	$0.32	$(0.02)	$0.42	$0.15
Diluted earnings per unit:
Net income (loss) from continuing operations, after preferred unit distributions	$0.32	$(0.02)	$0.42	$0.11
Net income from discontinued operations	—	—	—	0.04
Net income (loss) available to common unitholders	$0.32	$(0.02)	$0.42	$0.15
Basic weighted average common units outstanding	153,971,961	140,596,612	148,248,795	141,580,593
Diluted weighted average common units outstanding	158,859,822	140,596,612	148,280,220	142,387,709

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Condensed Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, amounts in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net Income (loss)	$50,462	$(728)	$67,702	$27,183
Other comprehensive income (loss):
Unrealized loss on available for sale debt securities	(633)	(1,426)	(2,202)	(459)
Unrealized gain (loss) on derivative instruments	2,959	7,653	4,645	(25,996)
Reclassification of accumulated foreign currency translation adjustments due to disposal	(1,362)	—	(1,362)	(3,737)
Reclassification of unrealized gain of non-derivative net investment hedge into earnings	1,851	—	1,851	—
Reclassification of unrealized gain on terminated derivative instruments into earnings	273	282	812	913
Foreign currency translation adjustments	673	(1,120)	2,465	(3,687)
Other comprehensive income (loss)	$3,761	$5,389	$6,209	$(32,966)
Comprehensive income (loss)	$54,223	$4,661	$73,911	$(5,783)
Net (income) loss attributable to noncontrolling interest in other partnerships	97	(229)	114	(90)
Other comprehensive loss attributable to noncontrolling interest in other partnerships	12	—	37	—
Comprehensive income (loss) attributable to GPTOP	$54,332	$4,432	$74,062	$(5,873)

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Condensed Consolidated Statement of Partners' Capital
(Unaudited, amounts in thousands, except unit data)

	Partners' Interest		Series A Preferred Units	Accumulated Other Comprehensive Income (Loss)	Total GPTOP	Noncontrolling Interest
	Common Units	Common Unitholders					Total
Balance at December 31, 2016	140,647,971	$2,672,446	$84,394	$(4,128)	$2,752,712	$(321)	$2,752,391
Net Income (loss)	—	67,328	—	—	67,328	(114)	67,214
Change in net unrealized gain on derivative instruments	—	—	—	4,645	4,645	—	4,645
Change in net unrealized loss on debt securities	—	—	—	(2,202)	(2,202)	—	(2,202)
Reclassification of unrealized gain of terminated derivative instruments into earnings	—	—	—	812	812	—	812
Offering costs	—	(14,137)	—	—	(14,137)	—	(14,137)
Issuance of common units resulting from public issuance of common shares	14,569,978	410,585	—	—	410,585	—	410,585
Issuance of units resulting from redemption of Exchangeable Senior Notes for common shares	5,258,420	117,450	—	—	117,450	—	117,450
Share based compensation - fair value	80,142	4,516	—	—	4,516	—	4,516
Distribution reinvestment program proceeds	5,410	151	—	—	151	—	151
Conversion of OP Units to common units	107,547	2,987	—	—	2,987	—	2,987
Reallocation of limited partner interest in the Operating Partnership	—	(1,191)	—	—	(1,191)	—	(1,191)
Reclassification of accumulated foreign currency translation adjustments due to disposal	—	—	—	(1,362)	(1,362)	—	(1,362)
Reclassification of unrealized gain of non-derivative net investment hedge into earnings	—	—	—	1,851	1,851	—	1,851
Foreign currency translation adjustment	—	—	—	2,502	2,502	(37)	2,465
Contributions to noncontrolling interest in other partnerships	—	—	—	—	—	472	472
Distributions on preferred units	—	(4,676)	—	—	(4,676)	—	(4,676)
Distributions on common units	—	(171,504)	—	—	(171,504)	—	(171,504)
Balance at September 30, 2017	160,669,468	$3,083,955	$84,394	$2,118	$3,170,467	$—	$3,170,467

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Condensed Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Nine Months Ended September 30,
	2017	2016
Operating Activities:
Net income	$67,702	$27,183
Adjustments to net cash provided by operating activities:
Depreciation and amortization	191,154	181,649
Amortization of acquired leases to rental revenue and expense	(4,540)	(10,332)
Amortization of deferred costs	1,858	1,177
Amortization of discounts and other fees	17	(3,636)
Amortization of lease inducement costs	285	259
Straight-line rent adjustment	(22,441)	(19,084)
Other-than-temporary impairment on retained bonds	4,890	—
Non-cash impairment charges	21,415	1,053
Gain on sale of properties	(24,258)	(2,336)
Distributions received from unconsolidated equity investments	9,205	48,235
Equity in net (income) loss of unconsolidated equity investments	(48,884)	4,061
Gain on remeasurement of previously held unconsolidated equity investment interests	—	(7,229)
Gain from sale of unconsolidated equity investment interests held with a related party	—	(5,341)
Loss on extinguishment of debt	6,691	18,960
Amortization of share-based compensation	6,051	3,704
Other non-cash adjustments	—	—
Changes in operating assets and liabilities:
Restricted cash	(628)	1,765
Payment of capitalized leasing costs	(7,491)	(11,910)
Tenant and other receivables	18,510	(19,890)
Other assets	(39,168)	(16,660)
Accounts payable and accrued expenses	(1,211)	(16,945)
Other liabilities	8,509	(8,446)
Net cash provided by operating activities	187,666	166,237
Investing Activities:
Capital expenditures	(64,454)	(18,711)
Distributions from investing activities received from unconsolidated equity investments	87,229	84,588
Proceeds from sales of unconsolidated equity investment interests held with a related party	9,644	148,884
Proceeds from sale of real estate	228,135	860,783
Return of restricted cash held in escrow for 1031 exchange	—	(157,347)
Contributions unconsolidated equity investments	(20,775)	(33,632)
Acquisition of real estate	(1,129,897)	(540,596)
Restricted cash for tenant improvements	(4,491)	10,560
Proceeds from servicing advances receivable	—	1,390
Net cash provided by (used in) investing activities	(894,609)	355,919
Financing Activities:
Proceeds from unsecured term loan and credit facility	805,000	306,466
Proceeds from senior unsecured notes	—	50,000
Repayment of unsecured term loans and credit facility	(261,818)	(440,000)
Acquisition of treasury bonds for defeasance	—	(144,063)
Proceeds from mortgage notes payable	2,582	9,550
Repayment of mortgage notes payable	(61,722)	(251,266)
Offering costs	(14,137)	(105)
Proceeds from issuance of common units	410,736	—
Payments for taxes related to net share settlement of share awards	(1,855)	—
Payment of deferred financing costs	(1,719)	(1,734)
Payment of debt extinguishment costs	—	(15,868)
Preferred unit distributions paid	(4,676)	(4,676)
Common unit distributions paid	(163,903)	(101,804)
Proceeds from exercise of share options and purchases under the employee share purchase plan	—	167
Contributions from noncontrolling interests in other entities	472	—
Distribution to limited partnership interest in the Operating Partnerships	(286)	(303)
Change in restricted cash from financing activities	(1,192)	(62)
Net cash provided by (used in) financing activities	707,482	(593,698)
Net increase (decrease) in cash and cash equivalents	539	(71,542)
Decrease in cash and cash equivalents related to foreign currency translation	(50)	(137)
Cash and cash equivalents at beginning of period	67,529	128,031
Cash and cash equivalents at end of period	$68,018	$56,352

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

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
Gramercy earns revenues primarily through rental revenues on properties that it owns in the United States. The Company also owns unconsolidated equity investments in the United States, Europe, and Asia. The Company's operations are conducted primarily through the Operating Partnership. As of September 30, 2017, third-party holders of limited partnership interests owned approximately 1.92% of the Operating Partnership. These interests are referred to as the noncontrolling interests in the Operating Partnership.
As of September 30, 2017, the Company’s wholly-owned portfolio consists of 367 properties comprising 81,046,993 rentable square feet with 97.4% occupancy. As of September 30, 2017, the Company has ownership interests in 14 properties which are held in unconsolidated equity investments in the United States and Europe and one property held through the investment in CBRE Strategic Partners Asia. As of September 30, 2017, the Company manages approximately $1,622,000 of commercial real estate assets, including approximately $1,305,000 of assets in Europe, which includes the increase in value due to the European investment sales in July 2017, discussed below.
In July 2017, a private real estate investment fund that targeted single-tenant industrial, office and specialty retail assets throughout Europe and in which the Company owned a 14.2% interest, or the Gramercy European Property Fund, sold 100.0% of its assets and, concurrently, the Company sold its 5.1% interest in another European investment in real estate assets, or the Goodman Europe JV. The transactions resulted in net distributions to the Company of approximately $101,930 (€89,366), inclusive of a promoted interest distribution of approximately $8,515 (€7,448).
During the nine months ended September 30, 2017, the Company acquired 74 properties aggregating 18,361,835 square feet for a total purchase price of approximately $1,321,886, including the acquisition of a previously consolidated variable interest entity, or VIE, for $29,605, a vacant property for $2,400, two land parcels for $6,840, and one build-to-suit property upon completion for $63,244. Additionally, during the nine months ended September 30, 2017, the Company acquired two land parcels for an aggregate purchase price of $2,800, on which it has committed to construct industrial facilities for an estimated $49,077. During the nine months ended September 30, 2017, the Company sold 25 properties and two offices from another asset aggregating 2,358,928 square feet for total gross proceeds of approximately $256,828.
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
September 30, 2017

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
Reclassifications
Certain prior year balances have been reclassified to conform with the current year presentation. These reclassifications had no effect on the previously reported net income. On the Condensed Consolidated Statements of Operations, the Company reclassified investment income of $544 and $1,490 for the three and nine months ended September 30, 2016, respectively, into other income.
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
Real Estate Investments
Real Estate Acquisitions
In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-01, Amendments to Business Combinations, which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

acquisitions. Although the Company is not required to implement ASU 2017-01 until annual periods beginning after December 15, 2017, including interim periods within those periods, the Company early adopted the new standard in the first quarter of 2017. As a result, the Company evaluated its real estate acquisitions during the nine months ended September 30, 2017 under the new framework and determined the properties acquired did not meet the definition of a business, thus the transactions were accounted for as asset acquisitions. Refer to the "Recently Issued Accounting Pronouncements" section below for more information on the new guidance and refer to Note 4 for more information on the transactions during the nine months ended September 30, 2017.
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
September 30, 2017

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
Restricted Cash
The Company had restricted cash of $19,183 and $12,904 at September 30, 2017 and December 31, 2016, respectively, which primarily consisted of reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain mortgage note obligations.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

Variable Interest Entities
The Company had two and three consolidated VIEs as of September 30, 2017 and December 31, 2016, respectively. The Company had three and four unconsolidated VIEs as of September 30, 2017 and December 31, 2016, respectively. The following is a summary of the Company’s involvement with VIEs as of September 30, 2017:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Consolidated VIEs:
Operating Partnership	$6,541,338	$3,295,732	$6,541,338	$3,295,732
Gramercy Europe Asset Management (European Fund Manager)	$1,736	$96	$1,736	$1,736
Unconsolidated VIEs:
Gramercy Europe Asset Management (European Fund Carry Co.)	$284	$—	$1,192	$57
Retained CDO Bonds	$6,167	$—	$103,523	$80,629
The following is a summary of the Company’s involvement with VIEs as of December 31, 2016:

	Company carrying value-assets	Company carrying value-liabilities	Face value of assets held by the VIEs	Face value of liabilities issued by the VIEs
Consolidated VIEs:
Operating Partnership	$5,603,527	$2,842,493	$5,603,527	$2,842,493
Proportion Foods	$22,836	$3,041	$22,836	$23,514
Gramercy Europe Asset Management (European Fund Manager)	$1,100	$47	$1,100	$1,742
Unconsolidated VIEs:
Gramercy Europe Asset Management (European Fund Carry Co.)	$8	$—	$31	$—
Retained CDO Bonds	$11,906	$—	$391,990	$592,414
Consolidated VIEs
Operating Partnership
The Operating Partnership is a consolidated VIE because the Company is its primary beneficiary due to its majority ownership and ability to exercise control over every aspect of the Operating Partnership’s operations.
Gramercy Europe Asset Management (European Fund Manager)
In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired equity interests in the entity, hereinafter European Fund Manager, which provides investment and asset management services to the Gramercy European Property Fund. The Company determined that European Fund Manager is a VIE, as the equity holders of that entity do not have controlling financial interests and do not have the

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

obligation to absorb losses. As Gramercy Europe Asset Management, through an investment advisory agreement with the VIE, controls the activities that most significantly affect the economic outcome of European Fund Manager, the Company concluded that it is the entity’s primary beneficiary and has consolidated the VIE. The Company receives net cash inflows from European Fund Manager in the form of management fees, and if the VIE’s cash inflows are not sufficient to cover its obligations, the Company may provide financial support for the VIE. Following the sale of the assets of the Gramercy European Property Fund in July 2017, European Fund Manager commenced liquidation and will be dissolved over the succeeding months. Related to the sale and forthcoming dissolution of European Fund Manager, the Company contributed $471 (€400) to European Fund Manager during the three and nine months ended September 30, 2017.
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
Unconsolidated VIEs
Gramercy Europe Asset Management (European Fund Carry Co.)
In connection with the Company’s December 2014 investment in the Gramercy European Property Fund, the Company acquired equity interests in the entity, hereinafter European Fund Carry Co., entitled to receive certain preferential distributions, if any, made from time-to-time by the Gramercy European Property Fund. The Company determined that European Fund Carry Co. is a VIE, as the equity holders of that entity do not have controlling financial interests and do not have the obligation to absorb losses in excess of capital committed. Decisions that most significantly affect the economic performance of European Fund Carry Co. are decided by a majority vote of that VIE’s shareholders. As such, the Company does not have a controlling financial interest in the VIE and accounts for it as an equity investment. Following the sale of the assets of the Gramercy European Property Fund in July 2017, European Fund Carry Co. commenced liquidation and will be dissolved over the succeeding months.
Investment in Retained CDO Bonds
The Company has retained non-investment grade subordinate bonds, preferred shares and ordinary shares of three collateralized debt obligations, or CDOs, together the Retained CDO Bonds. The Company does not control the activities that most significantly impact the Retained CDO Bonds’ economic performance and is not obligated to provide any financial support to them, thus the Retained CDO Bonds have been determined to be unconsolidated VIEs, in which the Company’s interest is recorded at fair value within other assets on the Condensed Consolidated Balance Sheets. The Retained CDO Bonds may provide the potential for the Company to receive continuing cash flows in the future,

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

however, there is no guarantee that the Company will realize any proceeds from the Retained CDO Bonds or what the timing of the proceeds may be. The Company’s maximum exposure to loss is limited to its interest in the Retained CDO Bonds. In April 2017, one of the CDOs, in which the Company’s retained interest has no value, commenced liquidation. The Company will not receive any proceeds from the liquidation. Thus, as of September 30, 2017, one of the Retained CDO Bonds is no longer considered a VIE of the Company.
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
Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of September 30, 2017 and December 31, 2016 were $691 and $57, respectively. The Company continually reviews receivables related to rent, tenant reimbursements, and management fees, including incentive fees, and determines collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable, as appropriate.
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
September 30, 2017

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
Intangible assets and liabilities consist of the following:

	September 30, 2017	December 31, 2016
Intangible assets:
In-place leases, net of accumulated amortization of $178,430 and $117,717	$571,839	$553,924
Above-market leases, net of accumulated amortization of $22,969 and $15,719	51,421	59,647
Below-market ground rent, net of accumulated amortization of $369 and $274	5,014	5,109
Amounts related to assets held for sale, net of accumulated amortization of $758 and $0	(2,503)	—
Total intangible assets	$625,771	$618,680
Intangible liabilities:
Below-market leases, net of accumulated amortization of $27,853 and $26,168	$171,251	$223,110
Above-market ground rent, net of accumulated amortization of $409 and $248	6,893	7,073
Amounts related to liabilities of assets held for sale, net of accumulated amortization of $698 and $0	(4,567)	—
Total intangible liabilities	$173,577	$230,183

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

The following table provides the weighted-average amortization period as of September 30, 2017 for intangible assets and liabilities and the projected amortization expense for the next five years.

	Weighted-Average Amortization Period (years)	October 1 to December 31, 2017	2018	2019	2020	2021
In-place leases	9.3	$26,269	$100,181	$85,178	$71,067	$59,907
Total to be included in depreciation and amortization expense		$26,269	$100,181	$85,178	$71,067	$59,907

Above-market lease assets	7.1	$2,688	$10,424	$9,425	$7,493	$6,196
Below-market lease liabilities	17.7	(3,166)	(12,590)	(12,240)	(11,763)	(10,641)
Total to be included in rental revenue		$(478)	$(2,166)	$(2,815)	$(4,270)	$(4,445)

Below-market ground rent	40.6	$32	$127	$127	$127	$127
Above-market ground rent	32.5	(53)	(214)	(214)	(214)	(214)
Total to be included in property operating expense		$(21)	$(87)	$(87)	$(87)	$(87)
The Company recorded $25,525 and $29,670 of amortization of in-place lease intangible assets as part of depreciation and amortization for the three months ended September 30, 2017 and 2016, respectively. The Company recorded $73,864 and $86,845 of amortization of in-place lease intangible assets as part of depreciation and amortization for the nine months ended September 30, 2017 and 2016, respectively. The Company recorded $(872) and $4,578 of amortization of market lease intangible assets and liabilities as an increase (decrease) to rental revenue for the three months ended September 30, 2017 and 2016, respectively. The Company recorded $4,505 and $10,388 of amortization of market lease intangible assets and liabilities as an increase to rental revenue for the nine months ended September 30, 2017 and 2016, respectively. The Company recorded $(23) and $8 of amortization of ground rent intangible assets and liabilities as part of property operating expense for the three months ended September 30, 2017 and 2016, respectively. The Company recorded $(66) and $25 of amortization of ground rent intangible assets and liabilities as part of property operating expense for the nine months ended September 30, 2017 and 2016, respectively.
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
September 30, 2017

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
Third-Party Management Fees
The Company’s asset and property management agreements may contain provisions for fees related to administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets. The Company recognizes revenue for fees pursuant to its management agreements in the period in which they are earned. Deferred revenue from management fees received prior to the date earned is included in other liabilities on the Condensed Consolidated Balance Sheets.
Certain of the Company’s asset management contracts and agreements with its unconsolidated equity investments include provisions that allow it to earn additional fees, generally described as incentive fees or promoted interests, based on the achievement of a targeted valuation or the achievement of a certain internal rate of return on the managed assets held by third parties or the equity investment. The Company recognizes incentive fees on its asset management contracts based upon the amount that would be due pursuant to the contract, if the contract were terminated at the reporting date. If the incentive fee is a fixed amount, only a proportionate share of revenue is recognized at the reporting date, with the remaining fees recognized on a straight-line basis over the measurement period. The Company recognizes promoted interest in the period in which it is determined to be appropriately earned pursuant to the terms of the specific agreement. The values of incentive management fees and promoted interest fees are periodically evaluated by management. For the three months ended September 30, 2017, the Company did not recognize any incentive fee revenue and for the nine months ended September 30, 2017, the Company recognized incentive fees of $1,449. For the three and nine months ended September 30, 2016, the Company recognized incentive fees of $2,931 and $18,121, respectively.
Other Income
Other income primarily consists of miscellaneous property related income, lease termination fees, income accretion on the Company’s Retained CDO Bonds, realized foreign currency exchange gains (losses), and interest income.
Foreign Currency
Gramercy Europe Asset Management performs asset and property management services in Europe. The Company has unconsolidated equity investments in Europe and Asia and had two wholly-owned properties in Canada and one wholly-owned property in the United Kingdom until their dispositions in March 2017 and December 2016, respectively. The Company also has had borrowings outstanding in euros and British pounds sterling under the multicurrency portion of its revolving credit facility during 2017. Refer to Note 5 for more information on the Company’s foreign unconsolidated equity investments.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

Foreign Currency Translation
During the periods presented, the Company has had interests in Europe and Canada for which the functional currencies are the euro, the British pound sterling, and the Canadian dollar, respectively. The Company performs the translation from these foreign currencies to the U.S. dollar for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The Company reports the gains and losses resulting from such translation as a component of other comprehensive income. For the three and nine months ended September 30, 2017, the Company recorded net translation gains of $685 and $2,502, respectively. For the three and nine months ended September 30, 2016, the Company recorded net translation losses of $1,120 and $3,687, respectively. Translation gains and losses are reclassified to other income within earnings when the Company has substantially exited from the foreign currency denominated asset or liability.
Foreign Currency Transactions
A transaction gain or loss realized upon settlement of a foreign currency transaction will be included in earnings for the period in which the transaction is settled. Foreign currency intercompany transactions that are scheduled for settlement are included in the determination of net income. Intercompany foreign currency transactions of a long-term nature that do not have a planned or foreseeable future settlement date, in which the entities to the transactions are consolidated or accounted for by the equity method in the Company’s financial statements, are not included in net income but are reported as a component of other comprehensive income. For the three and nine months ended September 30, 2017, the Company recognized net realized foreign currency transaction gains of $7 and $64, respectively, on such transactions. For the three and nine months ended September 30, 2016, the Company recognized net realized foreign currency transaction gains of $185 and $104, respectively, on such transactions.
Other Assets
The Company includes prepaid expenses, capitalized software costs, contract intangible assets, deferred costs, goodwill, derivative assets, and Retained CDO Bonds in other assets.
Goodwill
The Company recognized goodwill of $3,802 related to the acquisition of Gramercy Europe Limited, or Gramercy Europe Asset Management, which it adjusts each reporting period for the effect of foreign currency translation adjustments and tests for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The carrying value of goodwill at September 30, 2017 and December 31, 2016 was $3,244 and $2,988, respectively. The Company did not record any impairment on its goodwill during the three and nine months ended September 30, 2017.
Retained CDO Bonds
The Retained CDO Bonds are non-investment grade subordinate bonds, preferred shares and ordinary shares of three CDOs. Management estimated the timing and amount of cash flows expected to be collected and recognized an investment in the Retained CDO Bonds equal to the net present value of these discounted cash flows. There is no guarantee that the Company will realize any proceeds from this investment, or what the timing will be for the expected remaining life of the Retained CDO Bonds. The Company considers these investments to be not of high credit quality and does not expect a full recovery of interest and principal. Therefore, the Company has suspended interest income

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

accruals on these investments. The Company classifies the Retained CDO Bonds as available for sale. On a quarterly basis, the Company evaluates the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, the Company will record an other-than-temporary impairment, or OTTI, in the Condensed Consolidated Statements of Operations. To determine the component of the OTTI related to expected credit losses, the Company compares the amortized cost basis of the Retained CDO Bonds to the present value of the revised expected cash flows, discounted using the pre-impairment effective yield. Conversely, if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, the Company will prospectively adjust the yield using the effective yield method. Refer to Note 9 for further discussion regarding the fair value measurement of the Retained CDO Bonds. For the three months ended September 30, 2017, the Company recognized no OTTI on its Retained CDO Bonds and for the nine months ended September 30, 2017, the Company recognized OTTI of $4,890 on its Retained CDO Bonds. For the three and nine months ended September 30, 2016, the Company recognized no OTTI on its Retained CDO Bonds.
A summary of the Company’s Retained CDO Bonds as of September 30, 2017 is as follows:

Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain	Other-than-temporary impairment	Fair Value	Weighted Average Expected Life (years)
6	$324,427	$4,670	$1,497	$(4,890)	$6,167	1.3

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

The following table summarizes the activity related to credit losses on the Retained CDO Bonds for the nine months ended September 30, 2017 and for the year ended December 31, 2016:

	2017	2016
Balance as of January 1, 2017 and 2016, respectively, of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income (loss)	$(491)	$3,196
Additions to credit losses:
On Retained CDO Bonds for which an OTTI was not previously recognized	—	—
On Retained CDO Bonds for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income (loss)	(4,890)	—
On Retained CDO Bonds for which an OTTI was previously recognized without any portion of OTTI recognized in other comprehensive income (loss)	—	—
Reduction for credit losses:	—	—
On Retained CDO Bonds for which no OTTI was recognized in other comprehensive income at current measurement date	—	—
On Retained CDO Bonds sold during the period	—	—
On Retained CDO Bonds charged off during the period	—	—
For increases in cash flows expected to be collected that are recognized over the remaining life of the Retained CDO Bonds	523	(3,687)
Balance as of September 30, 2017 and December 31, 2016, respectively, of credit of losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income (loss)	$(4,858)	$(491)
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions.
Concentrations of credit risk also arise when a number of the Company’s tenants or asset management clients are engaged in similar business activities or are subject to similar economic risks or conditions that could cause their inability to meet contractual obligations to the Company. The Company regularly monitors its portfolio to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified. During the three and nine months ended September 30, 2017, there were no tenants that accounted for 10.0% or more of the Company’s rental revenue. One tenant, Bank of America, N.A., accounted for 13.7% and 13.3% of the Company’s rental revenue for the three and nine months ended September 30, 2016, respectively, of which 7.0% and 6.0%, respectively, pertained to amortization recorded on below-market lease liabilities. Additionally, for the three and nine months ended September 30, 2017, there were three states, California, Texas, and Florida, that each accounted for 10.0% or more of the Company’s rental revenue. Following the expiration of the KBS management contract, management fees are not a significant source of the Company’s revenue and thus concentrations of management fees from specific customers is not deemed a significant credit risk.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

Segment Reporting
ASC 280, Segment Reporting, establishes standards for the manner in which public enterprises report information about operating segments. In prior periods, the Company has viewed and presented its operations as two segments, Investments/Corporate and Asset Management. However, based upon the significant reduction in the Company’s third-party asset management operations following the expiration of the KBS management contract, as of March 31, 2017, the Company views its operations as one segment, which consists of net leasing operations. The Company has no other reportable segments.
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
September 30, 2017

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
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. While the Company continues to assess all potential impacts of the standard, it currently expects adoption to have an immaterial impact on its consolidated financial statements.
3. Dispositions, Assets Held for Sale, and Discontinued Operations
Real Estate Dispositions and Impairments
During the three and nine months ended September 30, 2017, the Company sold eight and 25 properties, respectively, as well as two offices that are part of another asset during the nine months ended September 30, 2017. The property sales in 2017 comprised an aggregate 2,358,928 square feet and generated gross proceeds of $256,828. During the three and nine months ended September 30, 2017, the Company recognized a net gain on disposals of $4,879 and $24,258, respectively, related to eight and 23 properties sold during the periods, respectively, as well as two offices sold from another asset during the nine months ended September 30, 2017. During the three and nine months ended September 30, 2017, the Company recognized impairments of $3,064 and $21,415, respectively, of which $7,973 is related to four properties held as of September 30, 2017 that were determined to have non-recoverable declines in value during the period, and the remainder is related to properties sold during the periods. Refer to Note 9 for more information on how the Company determined the non-recurring fair value of these properties.
The Company sold 10 and 20 properties during the three and nine months ended September 30, 2016, respectively. The Company recognized an impairment on real estate investments of $1,053 during the three and nine months ended September 30, 2016 related to the properties sold during the period. The Company recognized $2,336 in gains on disposals during the three and nine months ended September 30, 2016. Of the properties sold during the nine months ended September 30, 2017, 10 of the sales were structured as like-kind exchanges within the meaning of Section 1031 of the Internal Revenue Code, or IRC. As a result of the sales, the Company deposited $176,895 of the total sale proceeds into an IRC Section 1031 exchange escrow account with a qualified intermediary. The Company then used $176,894 of these funds as consideration for 13 property acquisitions during the nine months ended September 30, 2017.
Assets Held for Sale
The Company separately classifies properties held for sale in the Condensed Consolidated Financial Statements. The Company had three properties and one land parcel within another asset classified as held for sale as of September 30, 2017 with total net asset value of $12,378 and no assets classified as held for sale as of December 31, 2016. In the normal course of business, the Company identifies non-strategic assets for sale. Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held for sale, depreciation and amortization expense is no longer recorded.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

The following table summarizes the assets held for sale and liabilities related to the assets held for sale as of September 30, 2017:

Assets held for sale	September 30, 2017
Real estate investments	$14,507
Acquired lease assets, net	2,503
Other assets	282
Total assets	$17,292
Liabilities related to assets held for sale
Below-market lease liabilities, net	4,567
Other liabilities	347
Total liabilities	$4,914
Net assets held for sale	$12,378
Discontinued Operations
The Company’s discontinued operations for the three and nine months ended September 30, 2017 and 2016 were related to the assets that were assumed in the Merger and simultaneously designated as held for sale. The following operating results for the three and nine months ended September 30, 2017 and 2016 are included in discontinued operations for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$6	$262	$3	$6,259
Operating expenses	—	(58)	6	(2,294)
General and administrative expense	(30)	(3)	(85)	(41)
Interest expense	—	148	—	(807)
Depreciation and amortization	—	(2)	—	(2)
Gain on extinguishment of debt	—	—	—	1,930
Income (loss) from discontinued operations	$(24)	$347	$(76)	$5,045
Discontinued operations have not been segregated in the Condensed Consolidated Statements of Cash Flows. The table below presents additional relevant information pertaining to results of discontinued operations for the nine months ended September 30, 2017 and 2016, including depreciation, amortization, capital expenditures, and significant operating and investing non-cash items:

	Nine Months Ended September 30,
	2017	2016
Amortization expense	$—	$2
Significant operating non-cash items	—	(9,647)
Total	$—	$(9,645)

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

4. Real Estate Investments
Property Acquisitions
During the nine months ended September 30, 2017, the Company acquired 74 properties comprising 18,361,835 square feet for an aggregate contract purchase price of approximately $1,321,886, including the acquisition of a consolidated VIE for $29,605, a vacant property for $2,400, two land parcels for $6,840, and one build-to-suit property upon completion for $63,244. Additionally, during the nine months ended September 30, 2017, the Company acquired two land parcels for an aggregate purchase price of $2,800, on which it has committed to construct an industrial facility for an estimated $25,805 with projected completion in October 2017 and an industrial facility for an estimated $23,272 with projected completion in March 2018. Total value of the properties acquired during the nine months ended September 30, 2017 was comprised of $1,226,190 of real estate assets, $125,882 of intangible assets, and $15,834 of intangible liabilities, including acquisition costs capitalized for the asset acquisitions.
Property Purchase Price Allocations
As described in Note 2, during the first quarter of 2017 the Company adopted ASU 2017-01, Amendments to Business Combinations, which amends the definition of a business and provides a revised framework for the determination of whether an integrated set of assets and activities meets the definition of a business. The Company evaluated its real estate acquisitions during the nine months ended September 30, 2017 under the new framework and, accordingly, accounted for the transactions as asset acquisitions. Prior to adoption of ASU 2017-01 in 2017, the majority of the Company’s acquisitions were accounted for as business combinations. Of the acquisitions prior to 2017, there were 21 properties acquired in 2016 that were accounted for as business combinations which had preliminary purchase price allocations recorded as of December 31, 2016. The Company finalized the purchase price allocations of these 21 properties during the first quarter of 2017. The aggregate changes recorded from the preliminary purchase price allocations to the finalized purchase price allocations, are shown in the table below and are reflected in earnings for the nine months ended September 30, 2017:

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
September 30, 2017

method entities are eliminated to the extent of the Company’s ownership in each such entity. Accordingly, the Company’s share of net income of these equity method entities is included in consolidated net income.
As a result of the Merger in 2015, the Company acquired an interest in four unconsolidated entities, the Goodman Europe JV, the Goodman UK JV, the Duke JV, and CBRE Strategic Partners Asia, which are described below within this note. The Company’s equity investment in the entities was fair valued on the Merger closing date, and the difference between the historical carrying value of the net assets and the fair value was recorded as a basis difference, which is amortized to equity in net income from unconsolidated equity investments over the remaining weighted average useful life of the underlying assets of each entity.
As of September 30, 2017 and December 31, 2016, the Company owned properties through unconsolidated equity investments and had investment interests in these unconsolidated entities as follows:

	As of September 30, 2017					As of December 31, 2016
Investment	Ownership %	Voting Interest %	Partner	Investment in Unconsolidated Equity Investment [1]	No. of Properties	Investment in Unconsolidated Equity Investment [1]	No. of Properties
Gramercy European Property Fund [2]	14.2%	14.2%	Various	$1,109	—	$50,367	26
Goodman Europe JV [3]	—%	—%	Gramercy European Property Fund	—	—	3,491	8
Strategic Office Partners	25.0%	25.0%	TPG Real Estate	35,760	11	15,872	6
Goodman UK JV	80.0%	50.0%	Goodman Group	30,884	1	25,309	2
CBRE Strategic Partners Asia	5.07%	5.07%	Various	2,772	1	4,145	2
Philips JV	25.0%	25.0%	Various	—	1	—	1
Morristown JV	50.0%	50.0%	21 South Street	2,638	1	2,623	1
Total				$73,163	15	$101,807	46

1.
The amounts presented include a basis difference of $1,930, net of accumulated amortization, for the Goodman UK JV as of September 30, 2017. The amounts presented include basis differences of $2,286 and $3,941, net of accumulated amortization, for the Goodman Europe JV and Goodman UK JV, respectively, as of December 31, 2016.

2.
The Gramercy European Property Fund sold 100.0% of its assets to a third party in July 2017. Pursuant to the sale agreement, as of September 30, 2017, $1,109 of the sale proceeds are being held in escrow, thus this remaining distribution held in escrow represents the total value of the Company’s investment in the entity following the transaction. The amounts presented include European Fund Carry Co., which has a carrying value of $284 and $8 for the Company’s 25.0% interest as of September 30, 2017 and December 31, 2016, respectively.

3. In the table above the Company’s 94.9% indirect interest in the Goodman Europe JV held through its 14.2% interest in the Gramercy European Property Fund is included in the amount shown for the Gramercy European Property Fund and the Company’s 5.1% direct interest in the Goodman Europe JV is presented separately as the amount shown for the Goodman Europe JV. In July 2017, the Company sold its 5.1% direct interest in the Goodman Europe JV and the assets of the Goodman Europe JV were sold to a third party as part of the aforementioned sale of the assets of Gramercy European Property Fund.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

The following is a summary of the Company’s unconsolidated equity investments for the nine months ended September 30, 2017:

Unconsolidated Equity Investments
Balance at January 1, 2017	$101,807
Contributions to unconsolidated equity investments	20,775
Equity in net income of unconsolidated equity investments, including adjustments for basis differences	48,884
Other comprehensive income of unconsolidated equity investments	7,286
Distributions from unconsolidated equity investments	(96,434)
Reclassification of unrealized gain on non-derivative net investment hedge into earnings	1,851
Sale of unconsolidated equity investment interests	(9,644)
Reclassification of accumulated foreign currency translation adjustments due to disposal	(1,362)
Balance at September 30, 2017	$73,163
Gramercy European Property Fund
In December 2014, the Company, along with several equity investment partners, formed the Gramercy European Property Fund, a private real estate investment fund that targets single-tenant industrial, office and specialty retail assets throughout Europe. Since inception, the equity investors, including the Company, collectively funded $395,213 (€352,500) in equity capital to the Gramercy European Property Fund, of which the Company's cumulative contributions were $55,892 (€50,000).
In July 2017, the Gramercy European Property Fund sold 100.0% of its assets to a third party, including 30 properties that it 100.0% owned and eight additional properties that it had a 94.9% interest in through its investment in the Goodman Europe JV. Concurrently, the Company sold its 5.1% direct interest in the Goodman Europe JV to the same entity that acquired the Gramercy European Property Fund’s assets. The transactions resulted in net distributions to the Company of approximately $101,930 (€89,366), inclusive of a promoted interest distribution of approximately $8,515 (€7,448). As a result of the transactions, during the three months ended September 30, 2017 the Company recorded net gain on disposal of $27,613 and $6,458 related to the Gramercy European Property Fund and the Goodman Europe JV, respectively, including $(634) and $145, respectively, related to the write-off of accumulated other comprehensive income, as well as approximately $8,515 of fee income related to the promoted interest from the European Fund Carry Co. All of these amounts are recorded within equity in net income of unconsolidated equity investments on the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017. Following the transactions, the Gramercy European Property Fund had no properties, the value of the Company’s investment in the Gramercy European Property Fund was $1,109 (€939), which primarily represents the amount of funds being held in escrow pending release in the fourth quarter of 2017, and the Company had no remaining interest in the Goodman Europe JV. Subsequent to the closing of the transactions, European Fund Carry Co. and European Fund Manager commenced liquidation and will be dissolved over the succeeding months. Refer to the Management’s Discussion and Analysis for further information on the transaction.
During the three and nine months ended September 30, 2017, the Company received no distributions and distributions of $689, respectively, from the Goodman Europe JV, and no distributions from the Gramercy European Property Fund, excluding the distributions related to the sale transactions described above.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

Strategic Office Partners
In August 2016, the Company partnered with TPG Real Estate, or TPG, to form Strategic Office Partners, an unconsolidated equity investment created for the purpose of acquiring, owning, operating, leasing and selling single-tenant office properties located in high-growth metropolitan areas in the United States. In September 2016, the Company contributed six properties to Strategic Office Partners and during the nine months ended September 30, 2017, Strategic Office Partners acquired six properties and sold one property. The Company provides asset and property management, accounting, construction, and leasing services to Strategic Office Partners, for which it earns management fees and is entitled to a promoted interest. TPG and the Company have committed to fund an aggregate $400,000 to Strategic Office Partners, including $100,000 from the Company. During the three and nine months ended September 30, 2017, the Company contributed $13,375 and $20,775, respectively, to Strategic Office Partners and as of September 30, 2017, the Company's remaining commitment is $63,198. During the three and nine months ended September 30, 2017, the Company received distributions of $2,710 from the Strategic Office Partners.
Goodman UK JV
The Goodman UK JV invests in one industrial property in the United Kingdom. During the three and nine months ended September 30, 2017, the Company received no distributions from the Goodman UK JV.
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
CBRE Strategic Partners Asia
CBRE Strategic Partners Asia is a real estate investment fund with investments in China. CBRE Strategic Partners Asia has an eight-year term, which began on January 31, 2008 and may be extended for up to two one-year periods with the approval of two-thirds of the limited partners. In March 2016, the limited partners approved a one-year extension. CBRE Strategic Partners Asia's commitment period has ended, however, it may call capital to fund operations, obligations and liabilities. In February 2017, the fund commenced liquidation and will wind up over the succeeding 24 months. During the three and nine months ended September 30, 2017, CBRE Strategic Partners Asia sold one of its properties and related to this sale, the Company received distributions of $812 from CBRE Strategic Partners Asia.
Philips JV
The Company has a 25.0% interest in 200 Franklin Square Drive, a 199,900 square foot building located in Somerset, New Jersey which is 100.0% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics, through December 2021, or the Philips JV. During the three and nine months ended September 30, 2017, the Company received no distributions and recognized no revenue from the Philips JV.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

Morristown JV
In October 2015, the Company contributed 50.0% of its interest in an office property located in Morristown, New Jersey to a joint venture the Company formed with 21 South Street, a subsidiary of Hampshire Partners Fund VIII LP, or the Morristown JV. Concurrent with the contribution, the Company sold the remaining 50.0% equity interest of the property to 21 South Street.
The following are the balance sheets for the Company’s unconsolidated equity investments at September 30, 2017:

	Gramercy European Property Fund [1]
	Goodman Europe JV	Gramercy European Property Fund	Total	Strategic Office Partners	Goodman UK JV	CBRE Strategic Partners Asia	Other [2]
Assets:
Real estate assets, net [3]	$—	$—	$—	$259,949	$18,678	$78,202	$48,784
Other assets	—	12,084	12,084	57,319	20,314	11,214	4,217
Total assets	$—	$12,084	$12,084	$317,268	$38,992	$89,416	$53,001
Liabilities and members’ equity:
Mortgage notes payable	$—	$—	$—	$159,140	$—	$—	$38,973
Other liabilities	—	5,126	5,126	13,008	194	14,677	3,407
Total liabilities	—	5,126	5,126	172,148	194	14,677	42,380
Company’s equity	—	825	825	35,760	30,884	2,772	2,922
Other members’ equity	—	6,133	6,133	109,360	7,914	71,967	7,699
Liabilities and members’ equity	$—	$12,084	$12,084	$317,268	$38,992	$89,416	$53,001

1.
In July 2017, the Gramercy European Property Fund sold 100.0% of its assets, including its 94.9% interest in the Goodman Europe JV. The remaining net assets as of September 30, 2017 primarily represent a portion of the sale proceeds being held in escrow, pursuant to the sale agreement.

2.
Includes the Philips JV, the Morristown JV, and European Fund Carry Co. The amounts that pertain to European Fund Carry Co. include assets of $1,192, liabilities of $57, the Company’s 25.0% share of equity totaling $284, and other members’ equity of $851.

3.	Includes basis adjustments that were recorded by the Company to adjust the unconsolidated equity investments to fair value upon closing of the Merger.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

The following are the balance sheets for the Company’s unconsolidated equity investments at December 31, 2016:

	Gramercy European Property Fund [1]
	Goodman Europe JV	Gramercy European Property Fund [2]	Total	Strategic Office Partners	Goodman UK JV	CBRE Strategic Partners Asia	Other [3]
Assets:
Real estate assets, net [4]	$285,087	$347,069	$632,156	$149,484	$25,128	$87,852	$49,580
Other assets	86,273	63,523	149,796	42,323	6,650	12,247	3,020
Total assets	$371,360	$410,592	$781,952	$191,807	$31,778	$100,099	$52,600
Liabilities and members' equity:
Mortgage notes payable	$174,269	$215,980	$390,249	$121,894	$—	$—	$39,730
Other liabilities	7,778	19,940	27,718	4,347	934	14,383	3,259
Total liabilities	182,047	235,920	417,967	126,241	934	14,383	42,989
Company's equity	12,734	41,116	53,850	15,872	25,309	4,145	2,631
Other members' equity	176,579	133,556	310,135	49,694	5,535	81,571	6,980
Liabilities and members' equity	$371,360	$410,592	$781,952	$191,807	$31,778	$100,099	$52,600

1.
As of December 31, 2016, the Company had a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that was held through the Company’s 14.2% interest in the Gramercy European Property Fund. In the table above, the Company’s equity interest in the Goodman Europe JV includes both its direct 5.1% interest as well as its indirect interest that was held through its 14.2% interest in the Gramercy European Property Fund, and the Company’s equity interest in the Gramercy European Property Fund represents its interest in all of the properties owned by the Gramercy European Property Fund except for the properties in the Goodman Europe JV.

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

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

Certain real estate assets in the Company’s unconsolidated equity investments are subject to mortgage notes. The following is a summary of the secured financing arrangements within the Company’s unconsolidated equity investments as of September 30, 2017:

					Outstanding Balance [2]
Property	Unconsolidated Equity Investment	Economic Ownership	Interest Rate [1]	Maturity Date	September 30, 2017	December 31, 2016
Strategic Office Partners portfolio [3]	Strategic Office Partners	25.0%	4.23%	10/7/2019	$162,080	$125,000
Durrholz, Germany	Gramercy European Property Fund	14.2%	1.52%	3/31/2020	—	12,289
Venray, Germany	Gramercy European Property Fund	14.2%	3.32%	12/2/2020	—	13,015
Lille, France	Gramercy European Property Fund	14.2%	3.13%	12/17/2020	—	27,081
Carlisle, United Kingdom	Gramercy European Property Fund	14.2%	3.32%	2/19/2021	—	10,443
Oud Beijerland, Netherlands	Gramercy European Property Fund	14.2%	2.09%	12/30/2022	—	8,077
Zaandam, Netherlands	Gramercy European Property Fund	14.2%	2.08%	12/30/2022	—	11,647
Kerkrade, Netherlands	Gramercy European Property Fund	14.2%	2.08%	12/30/2022	—	9,622
Friedrichspark, Germany	Gramercy European Property Fund	14.2%	2.08%	12/30/2022	—	8,694
Fredersdorf, Germany	Gramercy European Property Fund	14.2%	2.08%	12/30/2022	—	11,247
Breda, Netherlands	Gramercy European Property Fund	14.2%	1.90%	12/30/2022	—	9,948
Juechen, Germany	Gramercy European Property Fund	14.2%	1.89%	12/30/2022	—	18,852
Piaseczno, Poland	Gramercy European Property Fund	14.2%	1.98%	12/30/2022	—	8,141
Strykow, Poland	Gramercy European Property Fund	14.2%	1.98%	12/30/2022	—	19,167
Uden, Netherlands	Gramercy European Property Fund	14.2%	1.98%	12/30/2022	—	8,913
Rotterdam, Netherlands	Gramercy European Property Fund	14.2%	1.89%	12/30/2022	—	7,633
Frechen, Germany	Gramercy European Property Fund	14.2%	1.49%	12/30/2022	—	6,043
Meerane, Germany	Gramercy European Property Fund	14.2%	1.35%	12/30/2022	—	10,138
Amsterdam, Netherlands	Gramercy European Property Fund	14.2%	1.59%	12/30/2022	—	3,093
Tiel, Netherlands	Gramercy European Property Fund	14.2%	1.59%	12/30/2022	—	9,174
Netherlands portfolio [4]	Gramercy European Property Fund	14.2%	3.02%	6/28/2023	—	13,409
Kutno, Poland	Gramercy European Property Fund	14.2%	1.91%	7/21/2023	—	5,890
European Facility 1 [5]	Goodman Europe JV	18.6%	0.90%	11/16/2023	—	31,551
European Facility 2 [5]	Goodman Europe JV	18.6%	1.75%	11/16/2023	—	106,917
Worksop, United Kingdom	Gramercy European Property Fund	14.2%	3.94%	10/20/2026	—	10,551
Somerset, NJ	Philips JV	25.0%	6.90%	9/11/2035	38,973	39,730
Total mortgage notes payable					$201,053	$546,265
Net deferred financing costs and net debt premium (discount)					(2,940)	5,608
Total mortgage notes payable, net					$198,113	$551,873

1.
Represents the current effective rate as of September 30, 2017, including the swapped interest rate for mortgage notes that have interest rate swaps. The current interest rate is not adjusted to include the amortization of fair market value premiums or discounts.

2.	Mortgage notes are presented at 100.0% of the amount held by the unconsolidated equity investment.

3.	There are nine properties under this mortgage note.

4.	There are five properties under this mortgage note.

5.
There were eight properties under this mortgage facility. In addition, this represents the Company’s economic ownership in the Goodman Europe JV, which included both its 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that was held through the Company’s 14.2% interest in the Gramercy European Property Fund.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

The following are the statements of operations for the Company’s unconsolidated equity investments for the three months ended September 30, 2017:

	Gramercy European Property Fund [1]
	Goodman Europe JV	Gramercy European Property Fund	Total	Strategic Office Partners	Goodman UK JV	CBRE Strategic Partners Asia[2]	Other[3]
Revenues	$303	$593	$896	$8,451	$25	$(7,766)	$36,224
Operating expenses	33	(1,288)	(1,255)	2,828	82	295	170
Interest expense	29	152	181	2,432	—	—	690
Depreciation and amortization	120	237	357	3,969	204	—	333
Total expenses	182	(899)	(717)	9,229	286	295	1,193
Net income (loss) from operations	121	1,492	1,613	(778)	(261)	(8,061)	35,031
Loss on derivatives	—	(22)	(22)	(144)	—	—	—
Loss on extinguishment of debt	—	—	—	(937)	—	—	—
Net gain on disposals	—	230,392	230,392	9,923	7,871	—	—
Provision for taxes	(38)	(68)	(106)	—	30	—	—
Net income (loss)	$83	$231,794	$231,877	$8,064	$7,640	$(8,061)	$35,031
Company's share in net income (loss)	$4	$32,927	$32,931	$2,125	$6,112	$(411)	$8,777
Adjustments for REIT basis	—	—	—	—	(2,159)	—	—
Gain (loss) from disposal of Company's interest	6,458	(5,103)	1,355	—	—	—	—
Company's equity in net income (loss) within continuing operations	$6,462	$27,824	$34,286	$2,125	$3,953	$(411)	$8,777

1.
Prior to the sale of the assets of the Gramercy European Property Fund and the Company’s sale of its interest in the Goodman Europe JV to a third party in July 2017, the Company had a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that was held through the Company’s 14.2% interest in the Gramercy European Property Fund. For the three months ended September 30, 2017, the Company’s equity in net income (loss) of the entities is based on these ownership interest percentages.

2.
The Company received a distribution of $812 related to the sale of a property in September by CBRE Strategic Partners Asia, however, due to the 3-month reporting lag, the Company’s financial results reflect information through June 30, 2017, which includes the sold asset.

3.
Includes the Philips JV, the Morristown JV, and European Fund Carry Co. The amounts that pertain to European Fund Carry Co. include revenues of $35,127, expenses of $62, and the Company’s 25.0% share in net income of $8,766.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

The following are statements of operations for the Company’s unconsolidated equity investments for the nine months ended September 30, 2017:

	Gramercy European Property Fund [1]
	Goodman Europe JV	Gramercy European Property Fund	Total	Strategic Office Partners	Goodman UK JV	CBRE Strategic Partners Asia[2]	Other[3]
Revenues	$10,581	$22,190	$32,771	$21,151	$613	$(9,981)	$38,432
Operating expenses	1,900	4,465	6,365	6,618	609	996	444
Interest expense	1,315	3,424	4,739	5,997	—	—	2,031
Depreciation and amortization	4,165	10,032	14,197	9,324	840	—	999
Total expenses	7,380	17,921	25,301	21,939	1,449	996	3,474
Net income (loss) from operations	3,201	4,269	7,470	(788)	(836)	(10,977)	34,958
Gain (loss) on derivatives	—	2,248	2,248	(906)	—	—	—
Loss on extinguishment of debt	—	—	—	(937)	—	—	—
Net gain on disposals	—	230,392	230,392	9,923	7,871	—	—
Provision for taxes	(70)	(346)	(416)	—	2	—	—
Net income (loss)	$3,131	$236,563	$239,694	$7,292	$7,037	$(10,977)	$34,958
Company’s share in net income (loss)	$159	$33,812	$33,971	$2,074	$5,629	$(561)	$8,777
Adjustments for REIT basis	(73)	—	(73)	—	(2,288)	—	—
Gain (loss) from disposal of Company's interest	6,458	(5,103)	1,355	—	—	—	—
Company’s equity in net income (loss) within continuing operations	$6,544	$28,709	$35,253	$2,074	$3,341	$(561)	$8,777

1.
Prior to the sale of the assets of the Gramercy European Property Fund and the Company’s sale of its interest in the Goodman Europe JV to a third party in July 2017, the Company had a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that was held through the Company’s 14.2% interest in the Gramercy European Property Fund. For the nine months ended September 30, 2017, the Company’s equity in net income (loss) of the entities is based on these ownership interest percentages.

2.
The Company received a distribution of $812 related to the sale of a property in September by CBRE Strategic Partners Asia, however, due to the 3-month reporting lag, the Company’s financial results reflect information through June 30, 2017, which includes the sold asset.

3.
Includes the Philips JV, the Morristown JV, and European Fund Carry Co. The amounts that pertain to European Fund Carry Co. include revenues of $35,127, expenses of $77, and the Company’s 25.0% share in net income of $8,763.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

The following are the statements of operations for the Company’s unconsolidated equity investments for the three months ended September 30, 2016:

	Gramercy European Property Fund [1]
	Goodman Europe JV	Gramercy European Property Fund	Total	Strategic Office Partners	Goodman UK JV	Duke JV	CBRE Strategic Partners Asia	Other [2]
Revenues	$6,195	$7,329	$13,524	$1,291	$557	$417	$(11,557)	$1,080
Operating expenses	676	1,619	2,295	280	225	191	341	129
Acquisition expenses	—	2,141	2,141	664	—	—	—	—
Interest expense	653	1,138	1,791	410	—	—	—	698
Depreciation and amortization	3,276	2,800	6,076	898	339	—	—	333
Total expenses	4,605	7,698	12,303	2,252	564	191	341	1,160
Net income (loss) from operations	1,590	(369)	1,221	(961)	(7)	226	(11,898)	(80)
Loss on derivatives	—	(1,124)	(1,124)	(129)	—	—	—	—
Net gain on disposals	—	—	—	—	—	28,170	—	—
Provision for taxes	—	(284)	(284)	—	—	—	—	—
Net income (loss)	$1,590	$(1,777)	$(187)	$(1,090)	$(7)	$28,396	$(11,898)	$(80)
Company’s share in net income (loss)	$322	$(252)	$70	$(273)	$(6)	$20,749	$(605)	$(4)
Adjustments for REIT basis	11	—	11	—	(183)	(20,897)	—	—
Company’s equity in net income (loss) within continuing operations	$333	$(252)	$81	$(273)	$(189)	$(148)	$(605)	$(4)

1.
As of and for the three months ended September 30, 2016, the Company had a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that was held through the Company’s 14.2% interest in the Gramercy European Property Fund. For the three months ended September 30, 2016, the Company’s equity in net income (loss) from the entities is based on these ownership interest percentages during the period.

2.	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

The following are the statements of operations for the Company’s unconsolidated equity investments for the nine months ended September 30, 2016:

	Gramercy European Property Fund [1]
	Goodman Europe JV	Gramercy European Property Fund	Total	Strategic Office Partners	Goodman UK JV	Duke JV	CBRE Strategic Partners Asia	Other [2]
Revenues	$18,389	$18,270	$36,659	$1,291	$5,477	$19,812	$(11,315)	$3,245
Operating expenses	2,372	3,188	5,560	280	698	5,309	1,208	342
Acquisition expenses	4,960	4,678	9,638	664	—	—	—	27
Interest expense	2,519	3,032	5,551	410	—	602	—	2,131
Depreciation and amortization	7,907	7,632	15,539	898	1,461	7,154	—	998
Total expenses	17,758	18,530	36,288	2,252	2,159	13,065	1,208	3,498
Net income (loss) from operations	631	(260)	371	(961)	3,318	6,747	(12,523)	(253)
Loss on derivatives	—	(6,428)	(6,428)	(129)	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	—	(7,962)	—	—
Net gain on disposals	—	—	—	—	—	66,705	—	—
Provision for taxes	—	(876)	(876)	—	—	—	—	—
Net income (loss)	$631	$(7,564)	$(6,933)	$(1,090)	$3,318	$65,490	$(12,523)	$(253)
Company’s share in net income (loss)	$(444)	$(1,386)	$(1,830)	$(273)	$2,655	$50,424	$(641)	$—
Adjustments for REIT basis	455	—	455	—	(461)	(54,390)	—	—
Company’s equity in net income (loss) within continuing operations	$11	$(1,386)	$(1,375)	$(273)	$2,194	$(3,966)	$(641)	$—

1.
On May 31, 2016, the Gramercy European Property Fund acquired a 20.0% interest in the Goodman Europe JV and on June 30, 2016, the Gramercy European Property Fund acquired 74.9% of the Company’s 80.0%% interest in the Goodman Europe JV. As of September 30, 2016, the Company had a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that was held through the Company’s 14.2% interest in the Gramercy European Property Fund. For the nine months ended September 30, 2016, the Company’s equity in net income (loss) from the entities is based on these ownership percentages during the period.

2.	Includes the Philips JV, the Morristown JV, and European Fund Carry Co.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

6. Debt Obligations
Secured Debt
Mortgage Notes
Certain real estate assets are subject to mortgage notes. During the nine months ended September 30, 2017, the Company assumed $114,649 of non-recourse mortgages in connection with five real estate acquisitions. During the year ended December 31, 2016, the Company assumed $244,188 of non-recourse mortgages in connection with 27 real estate acquisitions. During the three and nine months ended September 30, 2017, the Company paid off the mortgage notes on two properties. During the nine months ended September 30, 2017, the Company refinanced the debt on two properties encumbered by a mortgage loan for $10,456 and subsequently transferred the mortgage on these two properties to the buyer of the properties. During the three and nine months ended September 30, 2017, the Company recorded a net gain on the early extinguishment of mortgage debt of $0 and $60, respectively.
During the three and nine months ended September 30, 2016, the Company paid off the mortgage notes on 14 and 22 properties, respectively, and during the nine months ended September 30, 2016, the Company transferred one property encumbered by a mortgage note. Additionally, during the three months ended September 30, 2016 the Company defeased a mortgage note with an outstanding principal balance of $124,605 that encumbered 11 properties, through the purchase of treasury securities valued at $144,063, which were immediately sold following the transaction. For the three and nine months ended September 30, 2016, the Company recorded net losses on early extinguishment of debt of $13,777 and $20,890, including net gains on extinguishment of debt of $0 and $1,930 within discounted operations, respectively, related to unamortized deferred financing costs and mortgage premiums and discounts that were immediately expensed upon termination as well as early termination fees and other costs incurred related to the extinguishments. The Company’s mortgage notes include a series of financial and other covenants with which the Company must comply in order to borrow under them. The Company was in compliance with the covenants under the mortgage note facilities as of September 30, 2017.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

The following is a summary of the Company’s secured financing arrangements as of September 30, 2017 and December 31, 2016:

Property	Interest Rate [1]	Maturity Date	Outstanding Balance
			September 30, 2017	December 31, 2016
Dallas, TX [2]	3.05%	3/1/2018	$9,372	$9,540
Jacksonville, FL [2]	3.05%	3/1/2018	6,732	6,852
Cincinnati, KY [2]	3.29%	3/1/2018	6,512	6,628
Minneapolis, MN [2]	3.05%	3/1/2018	5,896	6,001
Phoenix, AZ [2]	3.05%	3/1/2018	4,048	4,120
Ames, IA	5.05%	5/1/2018	16,069	16,436
Columbus, OH	4.01%	5/31/2018	19,006	19,708
Greenwood, IN	3.59%	6/15/2018	7,302	7,436
Greenfield, IN	3.63%	6/15/2018	5,902	6,010
Logistics Portfolio - Pool 3 [3]	3.96%	8/1/2018	43,300	43,300
Philadelphia, PA	4.99%	1/1/2019	12,041	12,328
Columbus, OH	3.94%	1/31/2019	5,768	5,908
Bridgeview, IL	3.90%	5/1/2019	5,883	6,014
Spartanburg, SC	3.20%	6/1/2019	732	1,025
Charleston, SC	3.11%	8/1/2019	591	986
Lawrence, IN	5.02%	1/1/2020	20,224	20,703
Charlotte, NC	3.28%	1/1/2020	1,711	2,217
Hawthorne, CA	3.52%	8/1/2020	17,327	17,638
Charleston, SC	3.32%	10/1/2020	820	1,001
Charleston, SC	2.97%	10/1/2020	806	984
Charleston, SC	3.37%	10/1/2020	806	984
Charlotte, NC	3.38%	10/1/2020	700	853
Des Plaines, IL	5.54%	10/31/2020	2,405	2,463
Waco, TX	4.75%	12/19/2020	14,964	15,187
Deerfield, IL	3.71%	1/1/2021	10,538	10,804
Winston-Salem, NC	3.41%	6/1/2021	3,569	4,199
Winston-Salem, NC	3.42%	7/1/2021	1,184	1,388
Logistics Portfolio - Pool 1 [3]	4.27%	1/1/2022	38,355	39,002
CCC Portfolio [3]	4.24%	10/6/2022	22,933	23,280
Logistics Portfolio - Pool 4 [3]	4.36%	12/5/2022	79,500	79,500
KIK USA Portfolio [3]	4.31%	7/6/2023	7,230	7,450
Yuma, AZ	5.27%	12/6/2023	11,909	12,058
Allentown, PA	5.16%	1/6/2024	22,790	23,078
Spartanburg, SC	3.72%	2/1/2024	5,821	6,360
Maple Grove, MN	3.88%	5/6/2024	16,468	—
Curtis Bay, MD	4.31%	7/1/2024	13,500	—
Rialto, CA	3.91%	8/1/2024	54,940	—
Durham, NC	4.02%	9/6/2024	3,648	—
Houston, TX	3.68%	9/1/2024	26,000	—
Charleston, SC	3.80%	2/1/2025	6,169	6,658
Hackettstown, NJ	5.49%	3/6/2026	9,488	9,550
Hutchins, TX	5.41%	6/1/2029	21,883	22,764
Logistics Portfolio - Pool 2 [3]	4.48%	1/1/2041	35,711	36,279
Buford, GA	4.67%	7/1/2017	—	15,512
Woodcliff Lake, NJ	3.04%	9/15/2017	—	35,366
KIK Canada Portfolio [3]	3.57%	5/5/2019	—	7,914
Total mortgage notes payable			$600,553	$555,484
Net deferred financing costs and net debt premium			6,345	3,158
Total mortgage notes payable, net			$606,898	$558,642

1.
Represents the interest rate as of September 30, 2017 or date of extinguishment if the mortgage note was extinguished during the period, that was recorded for financial reporting purposes, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

2.	These five mortgage notes are cross-collateralized.

3.
There are two properties under the Logistics Portfolio - Pool 3 mortgage, three properties under the Logistics Portfolio - Pool 1 mortgage, five properties under the CCC Portfolio mortgage, six properties under the Logistics Portfolio - Pool 4 mortgage, three properties under the KIK USA Portfolio mortgage, five properties under the Logistics Portfolio - Pool 2 mortgage, and two properties under the KIK Canada Portfolio mortgage.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

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
In December 2015, the Company also entered into a $175,000 seven-year unsecured term loan with Capital One, N.A., or the 7-Year Term Loan, which matures in January 2023. Outstanding borrowings under the 7-Year Term Loan incur interest at a floating rate based upon, at the Company’s option, either (i) adjusted LIBOR plus an applicable margin ranging from 1.30% to 2.10%, depending on the Company’s credit ratings, or (iii) the alternate base rate plus an applicable margin ranging from 0.30% to 1.10%, depending on the Company’s credit ratings. The alternate base rate is the greatest of (x) the prime rate announced by Capital One, (y) 0.50% above the Federal Funds Effective Rate, and (z) the adjusted LIBOR for a one-month interest period plus 1.00%.
The Company’s unsecured borrowing facilities include a series of financial and other covenants that the Company has to comply with in order to borrow under the facilities. The Company was in compliance with the covenants under the facilities as of September 30, 2017. Refer to the table at the end of Note 6 for specific terms and the Company’s outstanding borrowings under the facilities.
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

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

Exchangeable Senior Notes
On March 18, 2014, the Company issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes were senior unsecured obligations of a subsidiary of the Operating Partnership and were guaranteed by the Company on a senior unsecured basis. During June 2017, the Exchangeable Senior Notes became redeemable at the option of the Company. In August 2017, the Company announced its intention to call for redemption the Exchangeable Senior Notes. As a result of the Company’s call for redemption, the holders exchanged 100.0% of the Exchangeable Senior Notes for 5,258,420 of the Company’s common shares in September 2017. As of September 30, 2017, there were no Exchangeable Senior Notes outstanding.
The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689 and the discount on the Exchangeable Senior Notes was being amortized to interest expense over their expected life. Upon exchange in September 2017, the Company remeasured the Exchangeable Senior Notes to fair value of $117,450 and then recognized a loss on extinguishment of debt of $6,751 to write them off during the three and nine months ended September 30, 2017, representing the change in fair value and the amount of the unamortized discount and deferred financing costs at the time of exchange. Additionally, during the three and nine months ended September 30, 2017, the Company recorded $42,065 to additional paid in capital in shareholders’ equity related to the extinguishment, representing the difference between the fair value of the debt and equity components of the Exchangeable Senior Notes.
As of September 30, 2017, there was no remaining value recorded for the Exchangeable Senior Notes on the Company’s Condensed Consolidated Balance Sheets. As of December 31, 2016, the Exchangeable Senior Notes were recorded as a liability at carrying value $108,832, net of unamortized discount and deferred financing costs of $6,168 and the fair value of the Exchangeable Senior Notes’ embedded exchange option of $11,726 was recorded in additional paid-in-capital.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

The terms of the Company’s unsecured debt obligations and outstanding balances as of September 30, 2017 and December 31, 2016 are set forth in the table below:

	Stated Interest Rate	Effective Interest Rate [1]	Maturity Date	Outstanding Balance
				September 30, 2017	December 31, 2016
2015 Revolving Credit Facility - U.S. dollar tranche	2.20%	2.20%	1/8/2020	$595,000	$—
2015 Revolving Credit Facility - Multicurrency tranche	1.20%	1.20%	1/8/2020	$20,097	$65,837
3-Year Term Loan	2.35%	2.33%	1/8/2019	300,000	300,000
5-Year Term Loan	2.35%	2.70%	1/8/2021	750,000	750,000
7-Year Term Loan	2.76%	3.34%	1/9/2023	175,000	175,000
2015 Senior Unsecured Notes	4.97%	5.07%	12/17/2024	150,000	150,000
2016 Senior Unsecured Notes	3.89%	4.00%	12/15/2022	150,000	150,000
2016 Senior Unsecured Notes	4.26%	4.38%	12/15/2025	100,000	100,000
2016 Senior Unsecured Notes	4.32%	4.43%	12/15/2026	100,000	100,000
Exchangeable Senior Notes [2]	3.75%	6.36%	9/15/2017	—	115,000
Total unsecured debt				2,340,097	1,905,837
Net deferred financing costs and net debt discount				(3,316)	(9,704)
Total unsecured debt, net				$2,336,781	$1,896,133

1.
Represents the rate at which interest expense is recorded for financial reporting purposes as of September 30, 2017, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

2.	During September 2017, the Exchangeable Senior Notes were exchanged for the Company’s common shares. Thus, they have no outstanding balance as of September 30, 2017.
Combined aggregate principal maturities of the Company’s unsecured debt obligations, non-recourse mortgages, and Exchangeable Senior Notes, in addition to associated interest payments, as of September 30, 2017 are as follows:

	October 1 to December 31, 2017	2018	2019	2020	2021	Thereafter	Above market interest	Total
2015 Revolving Credit Facility	$—	$—	$—	$615,097	$—	$—	$—	$615,097
Term Loans	—	—	300,000	—	750,000	175,000	—	1,225,000
Mortgage Notes Payable [1]	4,073	171,988	35,003	61,803	18,153	309,533	—	600,553
Senior Unsecured Notes	—	—	—	—	—	500,000	—	500,000
Interest Payments [2]	28,780	94,453	86,650	69,801	44,158	43,378	3,029	370,249
Total	$32,853	$266,441	$421,653	$746,701	$812,311	$1,027,911	$3,029	$3,310,899

1.	Mortgage note payments reflect accelerated repayment dates, when applicable, pursuant to related the loan agreement.

2.	Interest payments do not reflect the effect of interest rate swaps.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

7. Leasing Agreements
The Company’s properties are leased to tenants under operating leases with expiration dates extending through the year 2042. These leases generally contain rent increases and renewal options.
Future minimum rental revenues under non-cancelable leases excluding reimbursements for operating expenses as of September 30, 2017 are as follows:

	October 1 to December 31, 2017	2018	2019	2020	2021	Thereafter	Total minimum lease rental income
Operating Leases	$112,429	$450,096	$424,686	$396,516	$362,870	$1,973,979	$3,720,576
8. Transactions with Trustee Related Entities and Related Parties
In December 2016, the Company sold its 5.1% interest in one property located in Lille, France held by the Goodman Europe JV to the Gramercy European Property Fund, in which the Company had a 14.2% ownership interest, for gross proceeds of $2,662 (€2,563). In July 2017, the Gramercy European Property Fund sold 100.0% of its assets to an unrelated third party. Refer to Note 5 for more information on the sale transaction.
On June 30, 2016, the Company sold 74.9% of its outstanding 80.0% interest in the Goodman Europe JV to the Gramercy European Property Fund for gross proceeds of $148,884 (€134,336), based on third-party valuations for the underlying properties. The Company’s sale of 74.9% of its interest in the Goodman Europe JV resulted in the Company recording a gain of $5,341 during the period, primarily related to depreciation and amortization recorded since Merger closing date. Following the sale transaction, the Company had a 5.1% continuing direct interest in the Goodman Europe JV, which has since been sold. The transaction was entered into in order to achieve efficiencies from the combination of the two European platforms. The Company made cumulative contributions of $55,892 (€50,000) to the Gramercy European Property Fund from inception through July 2017, when the Gramercy European Property Fund’s assets were sold. Refer to Note 5 for more information on the sale.
The Company’s CEO, Gordon F. DuGan, was on the board of directors of the Gramercy European Property Fund prior to its sale in July 2017 and committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Asset Management collectively committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund prior to the sale of its assets in July 2017.
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
September 30, 2017

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

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

The following table presents the carrying value in the financial statements and approximate fair value of assets and liabilities measured on a recurring and nonrecurring basis at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Interest rate swaps	$8,243	$8,243	$3,769	$3,769
Retained CDO Bonds	6,167	6,167	11,906	11,906
Investment in CBRE Strategic Partners Asia	2,772	2,772	4,145	4,145
Real estate investments [1]	14,561	14,561	2,413	2,413
Financial liabilities:
Interest rate swaps	$391	$391	$700	$700
Long-term debt
2015 Revolving Credit Facility [2]	615,097	612,120	65,837	65,897
3-Year Term Loan [2]	300,000	299,180	300,000	300,213
5-Year Term Loan [2]	750,000	744,851	750,000	750,959
7-Year Term Loan [2]	175,000	176,516	175,000	172,850
Mortgage notes payable [2]	606,898	618,097	558,642	567,705
Senior Unsecured Notes [2]	496,684	508,547	496,464	498,650
Exchangeable Senior Notes [2]	—	—	108,832	115,625

1.
Amounts as of September 30, 2017 and December 31, 2016 represent four and one real estate investments, respectively, that were impaired during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively, and were owned as of the end of the respective reporting periods.

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
Retained CDO Bonds: Non-investment grade, subordinate CDO bonds, preferred shares and ordinary shares are presented in other assets on the Condensed Consolidated Financial Statements at fair value, which is determined on a quarterly basis using an internally developed discounted cash flow model.
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
September 30, 2017

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
Disclosure about fair value measurements is based on pertinent information available to the Company at the reporting date. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since September 30, 2017 and December 31, 2016, and current estimates of fair value may differ significantly from the amounts presented herein.
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

At September 30, 2017	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds	$6,167	$—	$—	$6,167
Real estate investments	14,561	—	—	14,561
Investment in CBRE Strategic Partners Asia	2,772	—	—	2,772
Interest rate swaps	8,243	—	—	8,243
	$31,743	$—	$—	$31,743
Financial Liabilities:
Interest rate swaps	$(391)	$—	$—	$(391)
	$(391)	$—	$—	$(391)

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

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
September 30, 2017

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
Total unrealized gains from derivatives for the three and nine months ended September 30, 2017 were $2,959 and $4,645, respectively, in accumulated other comprehensive income. Total unrealized gains (losses) from derivatives for the three and nine months ended September 30, 2016 were $7,653 and $(25,996), respectively, in accumulated other comprehensive income.
Fair Value on a Recurring Basis
Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a recurring basis as of September 30, 2017 are as follows:

Financial Asset (Liability)	Fair Value	Valuation Technique	Unobservable Inputs	Range
Non-investment grade, subordinate CDO bonds	$6,167	Discounted cash flows	Discount rate	16.5%
Interest rate swaps [1]	7,852	Hypothetical derivative method	Credit borrowing spread	135 to 205 basis points
Investment in CBRE Strategic Partners Asia	2,772	Discounted cash flows	Discount rate	20.0%

1.	Fair value includes interest rate swap liabilities with an aggregate value of $(391).

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

The following rollforward table reconciles the beginning and ending balances of financial assets (liabilities) measured at fair value on a recurring basis using Level III inputs as of September 30, 2017:

	Retained CDO Bonds	Investment in CBRE Strategic Partners Asia	Interest Rate Swaps	Total Financial Assets (Liabilities) - Level III
Balance at January 1, 2017	$11,906	$4,145	$3,069	$19,120
Amortization of discounts or premiums	1,353	—	—	1,353
Adjustments to fair value:
Ineffective portion of change in derivative instruments	—	—	138	138
Unrealized gain on derivatives	—	—	4,645	4,645
Unrealized loss in other comprehensive income from fair value adjustment	(2,202)	—	—	(2,202)
Other-than-temporary impairments	(4,890)	—	—	(4,890)
Total loss on fair value adjustments	—	(561)	—	(561)
Distributions from financial assets	—	(812)	—	(812)
Balance at September 30, 2017	$6,167	$2,772	$7,852	$16,791
Fair Value on a Non-Recurring Basis
The Company measured its real estate investments impaired during the period, including both assets classified as held for sale and assets held for investment, on a non-recurring basis as of September 30, 2017 and December 31, 2016. The Company recorded impairment on these assets as a result of a change in intent to hold the real estate investments. Real estate investments impaired during the period are reported at estimated fair value and real estate investments impaired during the period that are classified as held for sale as of the end of the period are reported at estimated fair value less costs to sell. The Company measured four assets on a non-recurring basis as of September 30, 2017, of which two were classified as held for investment with a total value of $10,400 and two were classified as held for sale with a value of $4,161 as of September 30, 2017. The Company measured one asset on a non-recurring basis as of December 31, 2016, which was classified as held for investment and recorded at $2,413 as of December 31, 2016.
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
September 30, 2017

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
The Company’s derivatives and hedging instruments as of September 30, 2017 are as follows:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap - Waco	1 mo. USD-LIBOR-BBA	14,964 USD	4.55%	12/19/2013	12/19/2020	$(313)
Interest Rate Swap - Atrium I	1 mo. USD-LIBOR-BBA	19,006 USD	1.78%	8/16/2011	5/31/2018	(48)
Interest Rate Swap - Easton III	1 mo. USD-LIBOR-BBA	5,768 USD	1.95%	8/16/2011	1/31/2019	(31)
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.22%	12/19/2016	12/17/2018	375
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.23%	12/19/2016	12/17/2018	370
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.24%	12/19/2016	12/17/2018	357
Interest Rate Swap - 5-Year Term Loan	1 mo. USD-LIBOR-BBA	750,000 USD	1.60%	12/17/2015	12/17/2020	4,352
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	175,000 USD	1.82%	12/17/2015	1/9/2023	739
Forward Starting Swap[1]	3 mo. USD-LIBOR-BBA	250,000 USD	2.23%	12/20/2017	12/20/2027	2,051
Net Investment Hedge in GBP-denominated investments	USD-GBP exchange rate	15,000 GBP	N/A	7/15/2016	N/A	—
Total hedging instruments						$7,852

1.
During the three months ended September 30, 2017, the Company entered into one forward starting swap to hedge the risk of changes in the interest-related cash outflows associated with potential new long-term debt arrangements. The forward starting swap has a mandatory early termination date of March 20, 2018.

As of September 30, 2017, the Company’s derivative instruments consist of interest rate swaps, which are cash flow hedges. Through its interest rate swaps, the Company is hedging exposure to variability in future interest payments on its debt facilities. During the three months ended September 30, 2017, the Company entered into one forward starting swap to hedge the risk of changes in the interest-related cash outflows associated with potential new long-term debt arrangements. At September 30, 2017, the Company's interest rate swap derivative instruments were reported in other assets at fair value of $8,243 and in other liabilities at fair value of $(391). Swap gain (loss) is recognized in interest

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

expense in the Condensed Consolidated Statements of Operations and represents interest rate swap hedge ineffectiveness, or amounts excluded from ineffectiveness, which relates to the off-market financing element associated with certain derivatives. Swap gain of $92 and $138 was recognized for the three and nine months ended September 30, 2017, respectively, and swap gain of $83 and $817 was recognized for the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2017, the Company reclassified $273 and $812, respectively, from accumulated other comprehensive income into interest expense related to a derivative terminated in 2015. During the three and nine months ended September 30, 2016, the Company reclassified $274 and $905, respectively, from accumulated other comprehensive income into interest expense related to a derivative terminated in 2015. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, the Company expects that $1,883 will be reclassified from other comprehensive income as an increase in interest expense for the Company’s interest rate swaps as of September 30, 2017. Additionally, the Company will recognize $1,837 in interest expense on a straight-line basis over the remaining original term of terminated swaps through June 2019, representing amortization of the remaining accumulated other comprehensive income balance related to the swap, and of this amount $1,087 will be recognized in interest expense during the next 12 months.
The Company hedges its investments based in foreign currencies using non-derivative net investment hedges in conjunction with borrowings under the multicurrency tranche of its 2015 Revolving Credit Facility. The Company’s non-derivative net investment hedge on its euro-denominated investments, which was entered into in September 2015, was used to hedge exposure to changes in the euro U.S. dollar exchange rate underlying its unconsolidated equity investments in the Gramercy European Property Fund and the Goodman Europe JV, both of which had euros as their functional currency. The Company terminated its euro-denominated non-derivative net investment hedge during the third quarter of 2017 in connection with the sale of its euro-denominated investments, which are discussed in detail in Note 5. The Company’s non-derivative net investment hedge on its British pound sterling-denominated investments, which was entered into in July 2016, is used to hedge exposure to changes in the British pound sterling U.S. dollar exchange rate underlying its unconsolidated equity investment in the Goodman UK JV and its wholly-owned property in Coventry, UK until its disposition in December 2016, both of which have British pounds sterling as their functional currency. At September 30, 2017, the non-derivative net investment hedge value is reported at carrying value as a net liability of $20,097, which is included in the balance of the senior unsecured revolving credit facility on the Condensed Consolidated Balance Sheets. In connection with the sale of its euro-denominated investments and termination of the related non-derivative net investment hedge, the Company reclassified $1,851 from accumulated other comprehensive income in earnings representing the accumulated foreign currency translation adjustments recorded since inception of the hedges. During the three and nine months ended September 30, 2017, the Company recorded a net gain (loss) of $891 and $(4,228), respectively, in other comprehensive income from the impact of exchange rates related to the non-derivative net investment hedges. During the three and nine months ended September 30, 2016, the Company recorded a net loss of $109 and $175, respectively, in other comprehensive income from the impact of exchange rates related to the non-derivative net investment hedges. When the non-derivative net investments being hedged are sold or substantially liquidated, the balance of the translation adjustment accumulated in other comprehensive income will be reclassified into earnings.
11. Shareholders’ Equity (Deficit) of the Company
As of September 30, 2017 and December 31, 2016, the Company's authorized capital shares consists of 500,000,000 shares of beneficial interest, $0.01 par value per share, of which the Company is authorized to issue up

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

to 490,000,000 common shares of beneficial interest, $0.01 par value per share, or common shares, and 10,000,000 preferred shares of beneficial interest, $0.01 par value per share, or preferred shares. As of September 30, 2017, 160,669,468 common shares and 3,500,000 preferred shares were issued and outstanding.
During the nine months ended September 30, 2017, the Company’s common dividends are as follows:

Quarter Ended	Record Date	Payment Date	Common dividend per share
March 31, 2017	3/31/2017	4/14/2017	$0.375
June 30, 2017	6/30/2017	7/14/2017	$0.375
September 30, 2017	9/30/2017	10/16/2017	$0.375
During September 2017, the Company issued 5,258,420 of its common shares to satisfy the exchange of 100.0% of the Exchangeable Senior Notes for 100.0% common shares.
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
Employee Stock Purchase Plan
In June 2017, the Company’s shareholders approved an Employee Stock Purchase Plan, or ESPP, which enables the Company’s eligible employees to purchase the common shares through payroll deductions. The ESPP has a maximum of 250,000 common shares available for issuance and provides for eligible employees to purchase the common shares during defined offer periods at a purchase price determined at the discretion of the board of trustees equal to either (1) a fixed percentage (not less than 85.0%) of the fair market value of the common shares on the exercise date or (2) the lesser of (A) a fixed percentage (not less than 85.0%) of the fair market value of the common shares on the exercise date and (B) a fixed percentage (not less than 85.0%) of the fair market value of the common shares on the first day of the offer period. As of September 30, 2017, there were no shares issued under the ESPP.
Dividend Reinvestment Plan
In June 2016, the Company adopted a dividend reinvestment plan, or DRIP, under which shareholders may use their dividends and optional cash payments to purchase additional common shares of the Company. In August 2016, the Company registered 3,333,333 common shares related to the DRIP. During the nine months ended September 30, 2017, 5,410 shares were issued under the DRIP and as of September 30, 2017 there were 3,327,226 shares available for issuance under the DRIP.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

Share Repurchase Program
In February 2016, the Company’s board of trustees approved a share repurchase program authorizing the Company to repurchase up to $100,000 of the Company’s outstanding common shares. As of September 30, 2017, the Company had not repurchased any shares under the share repurchase program.
At-The-Market Equity Offering Program
In July 2016, the Company’s board of trustees approved the establishment of an “at the market” equity issuance program, or ATM Program, pursuant to which the Company may offer and sell common shares with an aggregate gross sales price of up to $375,000. During the three and nine months ended September 30, 2017, the Company sold 3,488,525 and 4,219,978 common shares through the ATM Program for net proceeds of approximately $103,351 and $123,051, respectively.
Preferred Shares
Holders of the Company's 7.125% Series A Preferred Shares, or Series A Preferred Shares, are entitled to receive annual dividends of $1.78125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after August 15, 2019, the Company can, at its option, redeem the Series A Preferred Shares at par for cash. At September 30, 2017, the Company had 3,500,000 of its Series A Preferred Shares outstanding with a mandatory liquidation preference of $25.00 per share.
Equity Incentive Plans
In June 2016, the Company instituted its 2016 Equity Incentive Plan, which was approved by the Company’s board of trustees and shareholders. As of September 30, 2017, there were 2,734,009 shares available for grant under the 2016 Equity Incentive Plan. The Company accounts for share-based compensation awards using fair value recognition provisions and assumes an estimated forfeiture rate which impacts the amount of compensation cost recognized over the benefit period.
In July 2017, the Company issued a maximum total of 596,460 LTIP Units under its 2016 Equity Incentive Plan. The number of LTIPs Units actually earned by the grantees will be based on the achievement of established performance hurdles with respect to the Company’s actual and relative total shareholder returns during the period from July 1, 2017 through June 30, 2020. Of the earned units, 50.0% will vest on June 30, 2020, and the remaining 50.0% will vest on June 30, 2021, based on continued employment through that date. Vested LTIP Units are convertible on a one-for-one basis into OP Units. The LTIP Units issued in 2017 had an aggregate fair value of $7,800 as of their date of grant, which was calculated in accordance with ASC 718, with share price volatility being one of the primary inputs in the valuation.
Through September 30, 2017, 1,037,759 restricted shares had been issued under the Company’s equity incentive plans, including the 2016 Equity Incentive Plan and the Company’s previous equity incentive plans, of which 66.6% have vested. As of September 30, 2017 and December 31, 2016, the Company had 352,378 and 318,807 weighted average restricted shares outstanding, respectively.
Compensation expense of $655 and $2,227 was recorded for the three and nine months ended September 30, 2017, respectively, related to the Company’s equity incentive plans. Compensation expense of $614 and $1,701 was recorded for the three and nine months ended September 30, 2016, respectively, related to the Company’s equity

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

incentive plans. Compensation expense of $4,419 will be recorded over the course of the next 29 months representing the remaining weighted average vesting period of equity awards issued under the equity incentive plans as of September 30, 2017.
Compensation expense of $1,158 and $3,284 was recorded for the three and nine months ended September 30, 2017, respectively, for the Company's Outperformance Plans. Compensation expense of $488 and $1,464 was recorded for the three and nine months ended September 30, 2016, respectively, for the Company's Outperformance Plans. Compensation expense of $12,537 will be recorded over the course of the next 41 months, representing the remaining weighted average vesting period of the awards issued under the Outperformance Plans as of September 30, 2017.
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

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

Earnings per share for the three and nine months ended September 30, 2017 and 2016 are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator – Income (loss):
Net income (loss) from continuing operations	$45,607	$(3,411)	$43,520	$14,461
Net income (loss) from discontinued operations	(24)	347	(76)	5,045
Net income (loss) before net gain on disposals	45,583	(3,064)	43,444	19,506
Net gain on disposals	4,879	2,336	24,258	2,336
Gain on sale of European unconsolidated equity investment interests held with a related party	—	—	—	5,341
Net Income (loss)	50,462	(728)	67,702	27,183
Less: Net income attributable to noncontrolling interest	(333)	(221)	(374)	(152)
Less: Nonforfeitable dividends allocated to participating shareholders	(191)	(196)	(766)	(596)
Less: Preferred share dividends	(1,559)	(1,559)	(4,676)	(4,676)
Net income (loss) available to common shares outstanding - basic	$48,379	$(2,704)	$61,886	$21,759
Plus: Interest expense on Exchangeable Senior Notes	1,462	—	—	—
Net income (loss) available to common shares outstanding - diluted	$49,841	$(2,704)	$61,886	$21,759
Denominator – Weighted average shares[1]:
Basic weighted average shares outstanding	152,619,352	140,257,503	147,399,457	141,180,822
Effect of dilutive securities:
Unvested non-participating share based payment awards	15,052	—	12,709	137,803
Options	21,015	—	18,716	13,802
Outside interests in the Operating Partnership	—	—	—	399,771
Exchangeable Senior Notes	4,851,794	—	—	655,511
Diluted weighted average shares outstanding	157,507,213	140,257,503	147,430,882	142,387,709

1.	Share and per share amounts have been adjusted for the 1-for-3 reverse share split completed on December 30, 2016.
The Company’s options and other share-based payment awards used in the computation of EPS were calculated using the treasury share method. As discussed in Note 6, 100.0% of the Company’s Exchangeable Senior Notes were exchanged for 5,258,420 of the Company’s common shares in September 2017. Prior to the third quarter of 2017, the Company had the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess conversion premium in shares, thus for these periods the Company only included the effect of the excess conversion premium in the calculation of Diluted EPS. As the final exchange was completed in all shares, for the three and nine months ended September 30, 2017, the Company used the if-converted method to evaluate the Exchangeable Senior Notes for dilution for the period prior to their conversion. The impact of the Exchangeable Senior Notes is dilutive during the three months ended September 30, 2017 and is therefore included in the calculation of Diluted EPS for the period, however the impact of the Exchangeable Senior Notes is anti-dilutive during the nine months ended September 30, 2017 and is therefore excluded from the calculation of Diluted EPS for the period. The average price of the Company’s common shares for the three and nine months ended September 30, 2016 was above the exchange price of the

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

Exchangeable Senior Notes as of September 30, 2016. The Company had net loss available to common shares outstanding during the three months ended September 30, 2016, therefore the potential dilutive effect of the excess conversion was excluded from the calculation of Diluted EPS for the period, however the Company had net income available to common shares outstanding during the nine months ended September 30, 2016, therefore, the potential dilutive effect of the excess conversion premium was included in the calculation of Diluted EPS for the period. For the three and nine months ended September 30, 2017, the net income (loss) attributable to the outside interests in the Operating Partnership have been excluded from the numerator and 1,352,609 and 849,338, respectively, weighted average shares related to the outside interests in the Operating Partnership has been excluded from the denominator for the purpose of calculating Diluted EPS as there would have been no effect had such amounts been included. Refer to Note 13 for more information on the outside interests in the Operating Partnership.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) as of September 30, 2017 and December 31, 2016 is comprised of the following:

	September 30, 2017	December 31, 2016
Net unrealized gain (loss) on derivative securities	$4,205	$(440)
Net unrealized gain on debt instruments	1,497	3,699
Foreign currency translation adjustments:
Net gain on non-derivative net investment hedges [1]	288	4,516
Other foreign currency translation adjustments	(5,826)	(13,045)
Reclassification of swap gain into interest expense	1,954	1,142
Total accumulated other comprehensive income (loss)	$2,118	$(4,128)

1.
The foreign currency translation adjustment associated with the Company’s non-derivative net investment hedge related to its European investments is included in other comprehensive income (loss). The balance reflects write-offs of $1,851 and $652 on the Company’s non-derivative net investment hedge during the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

12. Partners’ Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership. As of September 30, 2017, the Company owned 160,324,288 of the outstanding general and limited partnership interests, or 98.08%, of the Operating Partnership. The number of common units in the Operating Partnership is equivalent to the number of outstanding common shares of the Company, and the entitlement of all the Operating Partnership’s common units to quarterly distributions and payments in liquidation are substantially the same as those of the Company's common shareholders. Similarly, in the case of each series of preferred units in the Operating Partnership held by the Company, there is a series of preferred shares that is equivalent in number and carries substantially the same terms as such series of the Operating Partnership’s preferred units.
Limited Partner Units
As of September 30, 2017, limited partners other than the Company owned 3,131,636 common units, or 1.92%, of the Operating Partnership.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

Earnings per Unit
The Operating Partnership's earnings per unit for the three and nine months ended September 30, 2017 and 2016 are computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator – Income (loss):
Net income (loss) from continuing operations	$45,607	$(3,411)	$43,520	$14,461
Net income (loss) from discontinued operations	(24)	347	(76)	5,045
Net income (loss) before net gain on disposals	45,583	(3,064)	43,444	19,506
Net gain on disposals	4,879	2,336	24,258	2,336
Gain on sale of European unconsolidated equity investment interests held with a related party	—	—	—	5,341
Net Income (loss)	50,462	(728)	67,702	27,183
Less: Net (gain) loss attributable to noncontrolling interest in other partnerships	97	(229)	114	(90)
Less: Nonforfeitable dividends allocated to participating unitholders	(191)	(196)	(766)	(596)
Less: Preferred unit distributions	(1,559)	(1,559)	(4,676)	(4,676)
Net income (loss) available to common units outstanding - basic	$48,809	$(2,712)	$62,374	$21,821
Plus: Interest expense on Exchangeable Senior Notes	1,462	—	—	—
Net income (loss) available to common units outstanding - diluted	$50,271	$(2,712)	$62,374	$21,821
Denominator – Weighted average units [1]:
Basic weighted average units outstanding	153,971,961	140,596,612	148,248,795	141,580,593
Effect of dilutive securities:
Unvested non-participating share based payment awards	15,052	—	12,709	137,803
Options	21,015	—	18,716	13,802
Exchangeable Senior Notes	4,851,794	—	—	655,511
Diluted weighted average units outstanding	158,859,822	140,596,612	148,280,220	142,387,709

1.	Unit and per unit amounts have been adjusted for the 1-for-3 reverse unit split completed on December 30, 2016.
13. Noncontrolling Interests
Noncontrolling interests represent the outside equity interests in the Operating Partnership as well as third-party equity interests in the Company’s other consolidated subsidiaries.
Outside equity interests in Operating Partnership
The outside equity interests in the Operating Partnership include common units of limited partnership interest in the Operating Partnership, or OP Units, and the earned and vested portion of limited partnership interests in the Operating Partnership granted by the Company pursuant to its share-based compensation plans, or LTIP Units, which are convertible on a one-for-one basis into OP Units. The aggregate outstanding noncontrolling interest in the Operating Partnership as of September 30, 2017 represented an interest of approximately 1.92% in the Operating Partnership. A portion of the Operating Partnership’s net income (loss) during each reporting period is attributed to noncontrolling interests based on

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

the weighted average percentage ownership of both OP Unit holders and earned and vested LTIP Unit holders relative to the sum of the Company’s total outstanding common shares, OP Units, and earned and vested LTIP Units.
OP Units
In September 2017, the Company issued 2,265,829 OP Units in connection with the acquisition of six properties. As of September 30, 2017, 2,472,121 OP Units were outstanding, which can be redeemed for 2,472,121 of the Company's shares. During the nine months ended September 30, 2017 and the year ended December 31, 2016, 107,547 and 156,452 OP Units, respectively, were converted on a one-for-one basis into common shares of the Company. At September 30, 2017, 2,472,121 common shares of the Company were reserved for issuance upon redemption of OP Units. OP Units are recorded at the greater of cost basis or fair market value based on the closing share price of the Company’s common shares at the end of the reporting period. As of September 30, 2017, the value of the OP units was $75,139.
LTIP Units
As of September 30, 2017, noncontrolling interest owners held 659,515 earned and vested LTIP Units, which, upon conversion into OP Units, can be redeemed for 659,515 of the Company’s common shares. During the nine months ended September 30, 2017 and year ended December 31, 2016, there were no earned and vested LTIP Units converted into OP Units or redeemed for common shares of the Company. At September 30, 2017, 659,515 common shares of the Company were reserved for issuance upon conversion of the earned and vested LTIP Units into OP Units and their subsequent redemption for common shares.
Below is the rollforward of the activity relating to the noncontrolling interests in the Operating Partnership as of September 30, 2017:

Noncontrolling Interest
Balance at January 1, 2017	$8,643
Issuance of noncontrolling interests in the Operating Partnership	68,898
Redemption of noncontrolling interests in the Operating Partnership	(2,987)
Net income attribution	488
Fair value adjustments	1,191
Dividends	(1,094)
Balance at September 30, 2017	$75,139

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
As of September 30, 2017 and December 31, 2016, the value of the Company’s interest in European Fund Manager was $0 and $(321), respectively. As discussed in Note 5, following the Gramercy European Property Fund’s sale of its

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

assets in July 2017, European Fund Manager commenced liquidation and will be dissolved over the succeeding months. The Company’s interest in European Fund Manager is presented in the equity section of its Condensed Consolidated Balance Sheets.
14. Commitments and Contingencies
Funding Commitments
During March 2017, construction was completed on the Company’s build-to-suit property in Round Rock, Texas, which the Company acquired upon completion for $29,605. As of September 30, 2017, the Company is obligated to fund the development of three build-to-suit industrial properties, for which it has remaining cumulative future commitments of $46,303.
As of September 30, 2017 and December 31, 2016, the Company made cumulative contributions to the Gramercy European Property Fund of $55,892 (€50,000). As discussed in Note 5, in July 2017, the Gramercy European Property Fund sold 100.0% of its assets to a third party. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on September 30, 2017, in the case of unfunded commitments.
The Company has committed to fund $100,000 to Strategic Office Partners, of which $36,802 and $16,027 was funded as of September 30, 2017 and December 31, 2016, respectively. See Note 5 for further information on the Gramercy European Property Fund and Strategic Office Partners.
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
In connection with the Company’s property acquisitions and the Merger, the Company has determined that there is a risk it will have to pay future amounts to tenants related to continuing operating expense reimbursement audits. In 2017, the Company settled the majority of its operating expense reimbursement audits and paid $3,500 pursuant to the settlement in February 2017. As of September 30, 2017, the Company has estimated a range of loss of $0 to $360 and

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

determined that its best estimate of total loss is $360, which is related to the Merger and has been accrued and recorded in other liabilities as of September 30, 2017 and December 31, 2016.
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

	October 1 to December 31, 2017	2018	2019	2020	2021	Thereafter	Total
Ground Leases - Operating	$562	$2,262	$2,295	$2,295	$2,262	$62,839	$72,515
Ground Leases - Capital	—	1	—	—	—	329	330
Total	$562	$2,263	$2,295	$2,295	$2,262	$63,168	$72,845
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
The asset management agreement with KBS expired on March 31, 2017 and, consequently, the tax expense from the Operating Partnership’s TRS for the three and nine months ended September 30, 2017 was immaterial and the activity in the TRS will be immaterial going forward. Prior to 2017, income taxes, primarily related to TRSs, were accounted for under the asset and liability method. Deferred tax assets and liabilities were recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities recorded in accordance with GAAP and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities were measured using enacted tax rates in effect for the year in which those temporary differences

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

were expected to be recovered or settled. A valuation allowance was provided if the Company believed it was more likely than not that all or a portion of a deferred tax asset would not be realized. Any increase or decrease in a valuation allowance was included in the tax provision when such a change occurs. For the three and nine months ended September 30, 2017 the Company recorded $598 and $647 of income tax expense, respectively.
The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of September 30, 2017 and December 31, 2016, the Company did not incur any material interest or penalties.
16. Supplemental Cash Flow Information
The following table represents supplemental cash flow disclosures for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
Supplemental cash flow disclosures:
Interest paid	$62,024	$59,700
Income taxes paid	663	2,614
Proceeds from 1031 exchanges from sale of real estate	176,924	617,538
Use of funds from 1031 exchanges for acquisitions of real estate	(176,924)	(460,191)
Non-cash activity:
Fair value adjustment to noncontrolling interest in the Operating Partnership	$1,191	$2,741
Debt assumed in acquisition of real estate	114,649	(45,958)
Debt transferred in disposition of real estate	(10,456)	(101,432)
Non-cash acquisition of consolidated VIE	24,930	—
Dividend reinvestment plan proceeds	151	—
Distribution of real estate assets from unconsolidated equity investment	—	263,015
Treasury securities transferred in connection with defeasance of notes payable	—	(144,063)
Transfer of defeased note payable	—	124,605
Contribution of real estate assets as investment in unconsolidated equity investments	—	(182,168)
Redemption of units of noncontrolling interest in the Operating Partnership for common shares	(2,987)	(4,159)
Real estate acquired for units of noncontrolling interest in the Operating Partnership	68,898	—
Redemption of Exchangeable Senior Notes for common shares	117,450	—

17. Subsequent Events
In October 2017, the Company modified its 7-Year Term Loan by increasing the loan from $175,000 to $400,000. The modified 7-Year Term Loan has lower credit spreads and a swapped fixed rate of approximately 3.0%, which is a decrease of 34 basis points from the original agreement. Proceeds from the modification were used to pay down the 2015 Revolving Credit Facility.
In October 2017, the Company entered into a new agreement to provide a mezzanine construction loan facility with a maximum balance of $250,000 to an industrial developer as a borrower. The facility has an initial term of five years, plus two one-year extension options and will earn interest ranging from 9.0% to 12.0% depending on the loan-to-value. The Company has approval rights for all new projects added to the facility and the facility provides the Company with the opportunity to purchase stabilized properties funded by the mezzanine facility. In October, the Company approved and funded $15,918 towards the mezzanine construction loan facility.
In October 2017, the Company, along with several equity investment partners, also formed a European investment fund, which has total initial capital commitment of $310,262 (€262,622) from all investors, of which the Company’s initial capital commitment is $61,654 (€52,187).

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Condensed Consolidated Financial Statements
(Unaudited, amounts in thousands, except share, unit, per share, per unit, and property data)
September 30, 2017

In October 2017, the Company declared a fourth quarter 2017 common dividend of $0.375 per share, payable on January 12, 2018 to shareholders of record as of December 29, 2017. In October 2017, the Company also declared a fourth quarter 2017 dividend on its 7.125% Series A Preferred Shares in the amount of $0.44531 per share, payable on December 29, 2017 to preferred shareholders of record as of the close of business on December 19, 2017.
Subsequent to September 30, 2017, the Company closed on the acquisition of three industrial properties which comprise an aggregate 587,680 rentable square feet, which are 100.0% occupied. The properties were acquired for an aggregate purchase price of approximately $106,360 in addition to the issuance of 1,294,359 OP Units, and related to the acquisitions, the Company assumed an aggregate of $66,458 of debt on two of the properties acquired. Subsequent to September 30, 2017, the Company completed and placed into service its build-to-suit industrial property in Spartanburg, South Carolina, which comprises 432,100 square feet and is 100% leased. Subsequent to September 30, 2017, the Company closed on the disposition of two office properties which comprised an aggregate 78,767 rentable square feet for gross proceeds of approximately $10,030.

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
We earn revenues primarily through rental revenues on properties that we own in the United States. We also own unconsolidated equity investments in the United States, Europe, and Asia. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner. As of September 30, 2017, third-party holders of limited partnership interests owned approximately 1.92% of the Operating Partnership. These interests are referred to as the noncontrolling interests in the Operating Partnership.
As of September 30, 2017, our wholly-owned portfolio consists of 367 properties comprising 81,046,993 rentable square feet with 97.4% occupancy. As of September 30, 2017, we have ownership interests in 14 properties which are held in unconsolidated equity investments in the United States and Europe and one property held through the investment in CBRE Strategic Partners Asia. As of September 30, 2017, we manage approximately $1,622,000 of commercial real estate assets, including approximately $1,305,000 of assets in Europe, which includes the increase in value due to the European investment sales in July 2017, discussed below.
In July 2017, a private real estate investment fund that targeted single-tenant industrial, office and specialty retail assets throughout Europe and in which we owned a 14.2% interest, or the Gramercy European Property Fund, sold 100.0% of its assets and, concurrently, we sold our 5.1% interest in another European investment in real estate assets, or the Goodman Europe JV. The transactions resulted in net distributions to us of approximately $101,930 (€89,366), inclusive of a promoted interest distribution of approximately $8,515 (€7,448).
During the nine months ended September 30, 2017, we acquired 74 properties aggregating 18,361,835 square feet for a total purchase price of approximately $1,321,886, including the acquisition of a previously consolidated variable interest entity, or VIE, for $29,605, a vacant property for $2,400, two land parcels for $6,840, and one build-to-suit property upon completion for $63,244. Additionally, during the nine months ended September 30, 2017, we acquired two land parcels for an aggregate purchase price of $2,800, on which we have committed to construct industrial facilities for an estimated $49,077. During the nine months ended September 30, 2017, we sold 25 properties and two offices from another asset aggregating 2,358,928 square feet for total gross proceeds of approximately $256,828.
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

Results of Operations
Comparison of the three months ended September 30, 2017 to the three months ended September 30, 2016
Revenues

	2017	2016	Change
Rental revenue	$110,174	$100,847	$9,327
Third-party management fees	2,057	7,172	(5,115)
Operating expense reimbursements	21,384	21,231	153
Other income	1,240	1,842	(602)
Total revenues	$134,855	$131,092	$3,763
Equity in net income (loss) of unconsolidated equity investments	$48,730	$(1,138)	$49,868

The increase of $9,327 in rental revenue is due to the increase in our wholly-owned property portfolio of 367 properties as of September 30, 2017 compared to 295 properties as of September 30, 2016.
The decrease of $5,115 in third-party management fees is primarily attributable to a decrease of $5,937 in asset management, property management, and accounting fees earned from our contract with KBS primarily due to property sales from the portfolio subsequent to September 30, 2016 and the expiration of the contract on March 31, 2017, which is partially offset by an increase of $387 in revenue from our European management platform during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
The increase of $153 in operating expense reimbursements is due to the reduction in our office portfolio from 73 office properties as of September 30, 2016 to 56 office properties as of September 30, 2017.
For the three months ended September 30, 2017, other income is primarily comprised of property related income of $710 and investment income of $455. For the three months ended September 30, 2016, other income is primarily comprised of property related income of $879, investment income of $544, and lease termination fees of $195.
The equity in net income (loss) of unconsolidated equity investments of $48,730 and $(1,138) for the three months ended September 30, 2017 and 2016, respectively, represents our proportionate share of the income (loss) generated by our equity investments. The increase in net income (loss) of unconsolidated equity investments is primarily driven by gains of $34,071 related to the disposal of our direct interest in the Goodman Europe JV and the Gramercy European Property Fund’s sale of its assets, as well as $8,515 in promote fee income from European Fund Carry Co.

Expenses

	2017	2016	Change
Property operating expenses	$24,844	$22,685	$2,159
Property management expenses	3,252	4,810	(1,558)
Depreciation and amortization	66,761	62,863	3,898
General and administrative expenses	9,638	8,165	1,473
Acquisition expenses	—	1,272	(1,272)
Interest expense	24,266	18,409	5,857
Loss on extinguishment of debt	6,751	13,777	(7,026)
Impairment of real estate investments	3,064	1,053	2,011
Provision for taxes	(598)	331	(929)
Net gain on disposals	(4,879)	(2,336)	(2,543)
Total expenses	$133,099	$131,029	$2,070
Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The increase of $2,159 is due to increases in real estate taxes and other miscellaneous operating expenses during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.
Property management expenses are comprised of costs related to our asset and property management business. The decrease of $1,558 in property management expenses is primarily related to the reduction of expenses related to KBS arrangement which ended as of March 31, 2017. The decrease is partially offset by the increase in expenses related to our European management platform.
The increase of $3,898 in depreciation and amortization expense is due to our wholly-owned property portfolio of 367 properties as of September 30, 2017 compared to 295 properties as of September 30, 2016.
The increase of $1,473 in general and administrative expense is primarily related to increased professional fees and as well as increased compensation costs, including share-based compensation costs, related to the growth of the Company.
The decrease of $1,272 in acquisition expenses during the three months ended September 30, 2017 is attributable to the adoption of ASU 2017-01, Amendments to Business Combinations, in the first quarter of 2017, as a result of which our real estate acquisitions during the period were accounted for as asset acquisitions and thus the related acquisition costs were capitalized into the value of the real estate assets acquired.
The increase of $5,857 in interest expense is primarily due to our unsecured senior notes which were issued in December 2016, increased borrowings on our 2015 Revolving Credit Facility, and the mortgages we assumed on our real estate acquisitions.
During the three months ended September 30, 2017 and 2016, we recorded loss on extinguishment of debt of $6,751 and $13,777, respectively, related to the unamortized deferred financing costs, premiums and discounts that were immediately expensed upon termination as well as early termination fees incurred related to the Exchangeable Senior Notes and mortgages paid off and transferred during the periods.

During the three months ended September 30, 2017, we recognized an impairment on real estate investments of $3,064 related to two properties held as of September 30, 2017 that were determined to have non-recoverable declines in value during the period and during the three months ended September 30, 2016 we recognized an impairment on real estate investments of $1,053 related to one property sold during the period.
The provision for taxes was $(598) and $331 for the three months ended September 30, 2017 and 2016, respectively. The decrease in tax expense is primarily attributable to the decrease in activity in our TRS and the KBS arrangement, which ended in the first quarter of 2017.
During the three months ended September 30, 2017 and 2016, we realized a net gain on disposals of $4,879 and $2,336, respectively, related to the disposals of properties during the periods.

Comparison of the nine months ended September 30, 2017 to the nine months ended September 30, 2016
Revenues

	2017	2016	Change
Rental revenue	$321,717	$291,459	$30,258
Third-party management fees	8,287	30,528	(22,241)
Operating expense reimbursements	61,380	65,718	(4,338)
Other income	4,830	3,357	1,473
Total revenues	$396,214	$391,062	$5,152
Equity in net income (loss) of unconsolidated equity investments	$48,884	$(4,061)	$52,945
The increase of $30,258 in rental revenue is due to our wholly-owned property portfolio of 367 properties as of September 30, 2017 compared to 295 properties as of September 30, 2016.
The decrease of $22,241 in third-party management fees is primarily attributable to a decrease of $24,547 in asset management, property management, and accounting fees earned from our contract with KBS primarily due to property sales from the portfolio subsequent to September 30, 2016 and the expiration of the contract on March 31, 2017, which is partially offset by increases of $1,337 and $919 in revenue from our European management platform and our management fees from Strategic Office Partners, respectively, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
The decrease of $4,338 in operating expense reimbursements is due to the reduction in our office portfolio from 73 office properties as of September 30, 2016 to 56 office properties as of September 30, 2017.
For the nine months ended September 30, 2017, other income is primarily comprised of property related income of $2,297, investment income of $1,354, and lease termination fees of $952. For the nine months ended September 30, 2016, other income is primarily comprised of investment income of $1,490 and property related income of $1,452.
The equity in net income (loss) of unconsolidated equity investments of $48,884 and $(4,061) for the nine months ended September 30, 2017 and 2016, respectively, represents our proportionate share of the loss generated by our unconsolidated equity investments. The increase in net income (loss) of unconsolidated equity investments is primarily driven by gains of $34,071 related to the disposal of our direct interest in the Goodman Europe JV and the Gramercy European Property Fund’s sale of its assets, as well as $8,515 in promote fee income from European Fund Carry Co.

Expenses

	2017	2016	Change
Property operating expenses	$71,249	$70,364	$885
Property management expenses	8,771	14,922	(6,151)
Depreciation and amortization	191,154	181,649	9,505
General and administrative expenses	27,494	23,892	3,602
Acquisition expenses	—	5,994	(5,994)
Interest expense	70,561	57,271	13,290
Net impairment recognized in earnings	4,890	—	4,890
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	(7,229)	7,229
Loss on extinguishment of debt	6,691	20,890	(14,199)
Impairment of real estate investments	21,415	1,053	20,362
Provision for taxes	(647)	3,734	(4,381)
Net gain on disposals	(24,258)	(2,336)	(21,922)
Gain on sale of European unconsolidated equity investment interests held with a related party	—	(5,341)	5,341
Total expenses	$377,320	$364,863	$12,457
Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The increase of $885 is due to increases in real estate tax and other miscellaneous operating expenses during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.
Property management expenses are comprised of costs related to our asset and property management business. The decrease of $6,151 in property management expenses is primarily related to the reduction of expenses related to our KBS arrangement which ended in the first quarter of 2017. The decrease is partially offset by the increase in expenses related to our European management platform.
The increase of $9,505 in depreciation and amortization expense is due to our wholly-owned property portfolio of 367 properties as of September 30, 2017 compared to 295 properties as of September 30, 2016.
The increase of $3,602 in general and administrative expense is primarily related to increased professional fees and as well as increased compensation costs, including share-based compensation costs, related to the growth of the Company.
The decrease of $5,994 in acquisition expenses during the nine months ended September 30, 2017 is attributable to the adoption of ASU 2017-01, Amendments to Business Combinations, in the first quarter of 2017, as a result of which our real estate acquisitions during the period were accounted for as asset acquisitions and thus the related acquisition costs were capitalized into the value of the real estate assets acquired.
The increase of $13,290 in interest expense is primarily due to increased borrowings on our unsecured senior notes which were issued in December 2016, increased borrowings on our 2015 Revolving Credit Facility, and the mortgages we assumed on our real estate acquisitions.
During the nine months ended September 30, 2017, we recorded net impairment recognized in earnings of $4,890 on our Retained CDO Bonds due to adverse changes in expected cash flows related to the Retained CDO Bonds.

During the nine months ended September 30, 2016, we recorded a gain of $7,229 related to the distribution of seven properties from our Duke JV during the period.
During the nine months ended September 30, 2017 and 2016, we recorded loss on extinguishment of debt of $6,691 and $20,890, respectively, related to the unamortized deferred financing costs, premiums and discounts that were immediately expensed upon termination as well as early termination fees incurred related to the Exchangeable Senior Notes and mortgages paid off and transferred during the periods.
During the nine months ended September 30, 2017, we recognized an impairment on real estate investments of $21,415 related to three properties sold during the period as well as four properties held as of September 30, 2017 that were determined to have non-recoverable declines in value during the period. During the nine months ended September 30, 2016 we recognized an impairment on real estate investments of $1,053 related to one property sold during the period.
The provision for taxes was $(647) and $3,734 for the nine months ended September 30, 2017 and 2016, respectively. The decrease in tax expense is primarily attributable to the decrease in activity in our TRS and the KBS arrangement which ended in the first quarter of 2017.
During the nine months ended September 30, 2017 and 2016, we realized a net gain on disposals of $24,258 and $2,336, respectively, related to the disposals of properties during the periods.
During the nine months ended September 30, 2016, we recorded a gain of $5,341 related to the sale of our 74.9% interest in the Goodman Europe JV during the period.
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet cash requirements, including ongoing commitments to fund acquisitions of real estate assets, repay borrowings, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term and long-term liquidity requirements, including working capital, distributions, debt service and additional investments, consist of: (i) borrowings under our unsecured revolving credit facility and term loans;(ii) proceeds from our common equity and debt offerings;(iii) proceeds from sales of real estate; and (iv) cash flow from operations. We believe these sources of financing will be sufficient to meet our short-term and long-term liquidity requirements.
Our cash flow from operations primarily consists of rental revenue, expense reimbursements from tenants, and third-party management fees. Our cash flow from operations is our principal source of funds that we use to pay operating expenses, debt service, general and administrative expenses, operating capital expenditures, dividends, and acquisition-related expenses. Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses), through cash flow from operations can be evaluated through the Condensed Consolidated Statements of Cash Flows included in our Condensed Consolidated Financial Statements.
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
Cash Flows
Net cash provided by operating activities increased $21,429 to $187,666 for the nine months ended September 30, 2017 compared to $166,237 for the same period in 2016. Operating cash flow was generated primarily by net rental revenue from our real estate investments.
Net cash used in investing activities for the nine months ended September 30, 2017 was $894,609 compared to net cash provided by investing activities of $355,919 during the same period in 2016. The increase in cash flow related to investing activities in 2017 is primarily attributable to an increase in acquisition of real estate, decreased proceeds from sales of real estate, and increased capital expenditures on our owned portfolio of real estate investments.
Net cash provided by financing activities for the nine months ended September 30, 2017 was $707,482 as compared to net cash used in financing activities of $593,698 during the same period in 2016. The increase in cash flow in 2017 is primarily attributable to proceeds from our unsecured term loans and credit facility, payoffs of certain mortgage notes and paydowns made on the unsecured revolving credit facility in 2016 as well as proceeds from sales of our common shares in 2017.
Equity Structure
As of September 30, 2017 and December 31, 2016, our authorized capital shares consists of 500,000,000 shares of beneficial interest, $0.01 par value per share, of which we are authorized to issue up to 490,000,000 common shares of beneficial interest, $0.01 par value per share, or common shares, and 10,000,000 preferred shares of beneficial interest, $0.01 par value per share, or preferred shares. As of September 30, 2017, 160,669,468 common shares and 3,500,000 preferred shares were issued and outstanding.
During September 2017, we issued 5,258,420 of our common shares to satisfy the exchange of 100.0% of the Exchangeable Senior Notes for 100.0% common shares.
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

Market Capitalization
At September 30, 2017, our consolidated market capitalization was $7,891,430 based on a common share price of $30.25 per share, the closing price of our common shares on the NYSE on September 30, 2017. Market capitalization includes consolidated debt and common and preferred shares.
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

Quarter Ended	Common dividends [1]	Preferred dividends
March 31, 2016	$0.330	$0.445
June 30, 2016	$0.330	$0.445
September 30, 2016	$0.330	$0.445
December 31, 2016	$0.375	$0.445
March 31, 2017	$0.375	$0.445
June 30, 2017	$0.375	$0.445
September 30, 2017	$0.375	$0.445

1.	Common dividends declared for a quarter are accrued for during the quarter and then paid to common shareholders of record as of the end of the quarter during the month following the quarter-end.
Indebtedness
Secured Debt
Mortgage Notes
Certain real estate assets are subject to mortgage notes. During the nine months ended September 30, 2017, we assumed $114,649 of non-recourse mortgages in connection with five real estate acquisitions. During the year ended December 31, 2016, we assumed $244,188 of non-recourse mortgages in connection with 27 real estate acquisitions. During the three and nine months ended September 30, 2017, we paid off the mortgage notes on two properties. During the nine months ended September 30, 2017, we refinanced the debt on two properties encumbered by a mortgage loan for $10,456 and subsequently transferred the mortgage on these two properties to the buyer of the properties. During the three and nine months ended September 30, 2017, we recorded a net gain on the early extinguishment of mortgage debt of $0 and $60, respectively.
During the three and nine months ended September 30, 2016, we paid off the mortgage notes on 14 and 22 properties, respectively, and during the nine months ended September 30, 2016, we transferred one property encumbered by a mortgage note. Additionally, during the three months ended September 30, 2016 we defeased a mortgage note with an outstanding principal balance of $124,605 that encumbered 11 properties, through the purchase of treasury securities valued at $144,063, which were immediately sold following the transaction. For the three and nine months ended September 30, 2016, we recorded net losses on early extinguishment of debt of $13,777 and $20,890, including net gains on extinguishment of debt of $0 and $1,930 within discounted operations, respectively, related to unamortized deferred financing costs and mortgage premiums and discounts that were immediately expensed upon termination as well as early termination fees and other costs incurred related to the extinguishments. Our mortgage notes include a series of financial and other covenants with which we must comply in order to borrow under them. We were in compliance with the covenants under the mortgage note facilities as of September 30, 2017.
As of September 30, 2017, we have $600,553 total outstanding principal under our mortgage notes, which encumber 61 properties, and have a weighted average remaining term of 5.5 years and a weighted average interest rate of 4.24%. Weighted averages are based on outstanding principal balances as of September 30, 2017 and interest rate reflects the effects of interest rate swaps and amortization of financing costs and fair market value premiums or discounts. Refer to Note 6 of the accompanying financial statements for additional information on our secured debt obligations.
Unsecured Debt
2015 Credit Facility and Term Loans
In December 2015, we entered into an agreement, or the Credit Agreement, for a $1,900,000 credit facility, or the 2015 Credit Facility, consisting of an $850,000 senior unsecured revolving credit facility, or the 2015 Revolving Credit Facility, and $1,050,000 term loan facility, or the 2015 Term Loan, with JPMorgan Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated and terminated Legacy Gramercy's 2014 Credit Facility. The 2015 Revolving Credit Facility consists of a $750,000 U.S. dollar revolving credit facility and a $100,000 multicurrency revolving credit facility. The 2015 Revolving Credit Facility matures in January 2020, but may be extended for two additional six month periods upon the payment of applicable fees and satisfaction of certain customary conditions. The 2015 Term Loan consists of a $300,000 term loan facility that matures in January 2019 with one 12-month extension option, or the 3-Year Term Loan, and a $750,000 term loan facility that matures in January 2021, or the 5-Year Term Loan.
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
In December 2015, we also entered into a $175,000 7-year unsecured term loan with Capital One, N.A., or the 7-Year Term Loan, which matures in January 2023. Outstanding borrowings under the 7-Year Term Loan incur interest at a floating rate based upon, at our option, either (i) adjusted LIBOR plus an applicable margin ranging from 1.30% to

2.10%, depending on our credit ratings, or (iii) the alternate base rate plus an applicable margin ranging from 0.30% to 1.10%, depending on our credit ratings. The alternate base rate is the greatest of (x) the prime rate announced by Capital One, (y) 0.50% above the Federal Funds Effective Rate, and (z) the adjusted LIBOR for a one-month interest period plus 1.00%.
Our unsecured borrowing facilities include a series of financial and other covenants that we have to comply with in order to borrow under the facilities. We were in compliance with the covenants under the facilities as of September 30, 2017. Refer to the table at the end of the section for specific terms and our outstanding borrowings under the facilities.
Senior Unsecured Notes
During 2016 and 2015, we issued and sold an aggregate $500,000 principal amount of senior unsecured notes payable in private placements, which have maturities ranging from 2022 through 2026 and bear interest semi-annually at rates ranging from 3.89% to 4.97%. Refer to the table at the end of the section for specific terms of the outstanding notes.
Exchangeable Senior Notes
On March 18, 2014, we issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes were senior unsecured obligations of a subsidiary of the Operating Partnership and were guaranteed by us on a senior unsecured basis. During June 2017, the Exchangeable Senior Notes became redeemable at our option. In August 2017, we announced our intention to call for redemption the Exchangeable Senior Notes. As a result of our call for redemption, the holders exchanged 100.0% of the Exchangeable Senior Notes for 5,258,420 of our common shares in September 2017. As of September 30, 2017, there were no Exchangeable Senior Notes outstanding.
The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689 and the discount on the Exchangeable Senior Notes was being amortized to interest expense over their expected life. Upon exchange in September 2017, we remeasured the Exchangeable Senior Notes to fair value of $117,450 and then recognized a loss on extinguishment of debt of $6,751 to write them off during the three and nine months ended September 30, 2017, representing the change in fair value and the amount of the unamortized discount and deferred financing costs at the time of exchange. Additionally, during the three and nine months ended September 30, 2017, we recorded $42,065 to additional paid in capital in shareholders’ equity related to the extinguishment, representing the difference between the fair value of the debt and equity components of the Exchangeable Senior Notes.
As of September 30, 2017, there was no remaining value recorded for the Exchangeable Senior Notes on our Condensed Consolidated Balance Sheets. As of December 31, 2016, the Exchangeable Senior Notes were recorded as a liability at carrying value $108,832, net of unamortized discount and deferred financing costs of $6,168 and the fair value of the Exchangeable Senior Notes’ embedded exchange option of $11,726 was recorded in additional paid-in-capital.

The terms of our unsecured sources of financing and their combined aggregate principal maturities as of September 30, 2017 and December 31, 2016 are as follows:

	Stated Interest Rate	Effective Interest Rate [1]	Maturity Date	Outstanding Balance
				September 30, 2017	December 31, 2016
2015 Revolving Credit Facility - U.S. dollar tranche	2.20%	2.20%	1/8/2020	$595,000	$—
2015 Revolving Credit Facility - Multicurrency tranche	1.20%	1.20%	1/8/2020	20,097	65,837
3-Year Term Loan	2.35%	2.33%	1/8/2019	300,000	300,000
5-Year Term Loan	2.35%	2.70%	1/8/2021	750,000	750,000
7-Year Term Loan	2.76%	3.34%	1/9/2023	175,000	175,000
2015 Senior Unsecured Notes	4.97%	5.07%	12/17/2024	150,000	150,000
2016 Senior Unsecured Notes	3.89%	4.00%	12/15/2022	150,000	150,000
2016 Senior Unsecured Notes	4.26%	4.38%	12/15/2025	100,000	100,000
2016 Senior Unsecured Notes	4.32%	4.43%	12/15/2026	100,000	100,000
Exchangeable Senior Notes [2]	3.75%	6.36%	9/15/2017	—	115,000
Total unsecured debt				2,340,097	1,905,837
Net deferred financing costs and net debt discount				(3,316)	(9,704)
Total unsecured debt, net				$2,336,781	$1,896,133

1.
Represents the rate at which interest expense is recorded for financial reporting purposes as of September 30, 2017, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

2.	During September 30, 2017, the Exchangeable Senior Notes were exchanged for our common shares. Thus, they have no outstanding balance as of September 30, 2017.

Derivatives and Non-Derivative Hedging Instruments
As of September 30, 2017, our derivative instruments consist of interest rate swaps, which are cash flow hedges. Changes in the effective portion of the fair value of derivatives designated as hedging instruments are recognized in other comprehensive income until the hedged item expires or is recognized in earnings. The ineffective portion of a hedging derivative’s change in fair value and the change in value of a non-hedging derivative instrument are immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and shareholders’ equity, depending on future levels of LIBOR interest rates, foreign exchange rates, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.
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
The following table summarizes our derivatives and hedging instruments at September 30, 2017. The aggregate fair value of our derivatives is presented in our Condensed Consolidated Balance Sheets in derivative instruments and the aggregate carrying value of the non-derivative net investment hedges is included in the balance of our 2015 Revolving Credit Facility. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks.

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap - Waco	1 mo. USD-LIBOR-BBA	14,964 USD	4.55%	12/19/2013	12/19/2020	$(313)
Interest Rate Swap - Atrium I	1 mo. USD-LIBOR-BBA	19,006 USD	1.78%	8/16/2011	5/31/2018	(48)
Interest Rate Swap - Easton III	1 mo. USD-LIBOR-BBA	5,768 USD	1.95%	8/16/2011	1/31/2019	(31)
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.22%	12/19/2016	12/17/2018	375
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.23%	12/19/2016	12/17/2018	370
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.24%	12/19/2016	12/17/2018	357
Interest Rate Swap - 5-Year Term Loan	1 mo. USD-LIBOR-BBA	750,000 USD	1.60%	12/17/2015	12/17/2020	4,352
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	175,000 USD	1.82%	12/17/2015	1/9/2023	739
Forward Starting Swap[1]	3 mo. USD-LIBOR-BBA	250,000 USD	2.23%	12/20/2017	12/20/2027	2,051
Net Investment Hedge in GBP-denominated investments	USD-GBP exchange rate	15,000 GBP	N/A	7/15/2016	N/A	—
Total hedging instruments						$7,852

1.
During the three months ended September 30, 2017, we entered into one forward starting swap to hedge the risk of changes in the interest-related cash outflows associated with potential new long-term debt arrangements. The forward starting swap has a mandatory early termination date of March 20, 2018.

Through our interest rate swaps, we are hedging exposure to variability in future interest payments on our debt facilities. During the three months ended September 30, 2017, we entered into one forward starting swap to hedge the risk of changes in the interest-related cash outflows associated with potential new long-term debt arrangements. At September 30, 2017, our interest rate swap derivative instruments were reported in other assets at fair value of $8,243 and in other liabilities at fair value of $(391). Swap gain (loss) is recognized in interest expense in the Condensed Consolidated Statements of Operations and represents interest rate swap hedge ineffectiveness, or amounts excluded from ineffectiveness, which relates to the off-market financing element associated with certain derivatives. Swap gain of $92 and $138 was recognized for the three and nine months ended September 30, 2017, respectively, and swap gain of $83 and $817, was recognized for the three and nine months ended September 30, 2016, respectively. During the three and nine months ended September 30, 2017, we reclassified $273 and $812, respectively, from accumulated other comprehensive income into interest expense related to a derivative terminated in 2015. During the three and nine months ended September 30, 2016, we reclassified $274 and $905, respectively, from accumulated other comprehensive income into interest expense related to a derivative terminated in 2015. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, we expect that $1,883 will be reclassified from other comprehensive income as an increase in interest expense for our interest rate swaps as of September 30, 2017. Additionally, we will recognize $1,837 in interest expense on a straight-line basis over the remaining original term of terminated swaps through June 2019, representing amortization of the remaining accumulated other comprehensive income balance related to the swap, and of this amount $1,087 will be recognized in interest expense during the next 12 months.
We hedge our investments based in foreign currencies using non-derivative net investment hedges in conjunction with borrowings under the multicurrency tranche of our 2015 Revolving Credit Facility. Our non-derivative net investment hedge on our euro-denominated investments, which was entered into in September 2015, was used to hedge exposure to changes in the euro-U.S. dollar exchange rate underlying our unconsolidated net equity investments in the Gramercy European Property Fund and the Goodman Europe JV, both of which had euros as their functional currency. We terminated our euro-denominated non-derivative net investment hedge during the third quarter of 2017 in connection with the sale of these euro-denominated investments, which are discussed in detail in Note 5 of the accompanying financial statements. Our non-derivative net investment hedge on our British pound sterling-denominated investments, which was entered into in July 2016, is used to hedge exposure to changes in the British pound sterling-U.S. dollar exchange rate underlying our unconsolidated net equity investment in the Goodman UK JV and our wholly-owned property in Coventry, UK, both of which have British pounds sterling as their functional currency. At September 30, 2017, the non-derivative net investment hedge value is reported at carrying value as a net liability of $20,097, which is included in the balance of the senior unsecured revolving credit facility on the Condensed Consolidated Balance Sheets. In connection with the sale of our euro-denominated investments and termination of the related non-derivative net investment hedge, we reclassified $1,851 from accumulated other comprehensive income into earnings, representing the accumulated foreign currency translation adjustments recorded since inception of the hedge. During the three and nine months ended September 30, 2017, we recorded a net gain (loss) of $891 and $(4,228), respectively, in other comprehensive income from the impact of exchange rates related to the non-derivative net investment hedges. During the three and nine months ended September 30, 2016, we recorded a net loss of $109 and $175, respectively, in other comprehensive income from the impact of exchange rates related to the non-derivative net investment hedges. When the non-derivative net investments being hedged are sold or substantially liquidated, the balance of the translation adjustment accumulated in other comprehensive income will be reclassified into earnings.

Contractual Obligations
We are obligated to fund capital expenditures related to our real estate investments, which primarily consist of expenditures to maintain assets, tenant improvement allowances and other construction or expansion obligations under tenant leases, and leasing commissions. As of September 30, 2017, we had commitments relating to tenant improvement allowances and funding obligations under leases totaling approximately $13,383 that are expected to be funded over the next five years. During March 2017, construction was completed on our build-to-suit property in Round Rock, Texas, which we acquired upon completion for $29,605. As of September 30, 2017, we are obligated to fund the development of three build-to-suit industrial properties, for which we have remaining cumulative future commitments of $46,303.
Our cumulative contributions to the Gramercy European Property Fund were $55,892 (€50,000) as of July 4, 2017, when the Gramercy European Property Fund sold 100.0% of its assets to a third party, and as of December 31, 2016. Refer to Note 5 in the accompanying financial statements for more information on the sale transaction. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on September 30, 2017, in the case of unfunded commitments.
We have committed to fund $100,000 to Strategic Office Partners, of which $36,802 and $16,027 was funded as of September 30, 2017 and December 31, 2016, respectively. See Note 5 in the accompanying financial statements for further information on the Gramercy European Property Fund and Strategic Office Partners.
We have certain properties acquired that are subject to ground leases, which are accounted for as operating leases. The ground leases have varying ending dates, renewal options and rental rate escalations, with the latest leases extending to June 2053. Combined aggregate principal maturities and future minimum payments of our unsecured debt obligations, non-recourse mortgages, Senior Unsecured Notes, Exchangeable Senior Notes, and ground leases, in addition to associated interest payments as of September 30, 2017 are as follows:

	October 1 to December 31, 2017	2018	2019	2020	2021	Thereafter	Above market interest	Total
2015 Revolving Credit Facility	$—	$—	$—	$615,097	$—	$—	$—	$615,097
Term Loans	—	—	300,000	—	750,000	175,000	—	1,225,000
Mortgage Notes Payable [1]	4,073	171,988	35,003	61,803	18,153	309,533	—	600,553
Senior Unsecured Notes	—	—	—	—	—	500,000	—	500,000
Ground Leases	562	2,263	2,295	2,295	2,262	63,168	—	72,845
Interest Payments [2]	28,780	94,453	86,650	69,801	44,158	43,378	3,029	370,249
Total	$33,415	$268,704	$423,948	$748,996	$814,573	$1,091,079	$3,029	$3,383,744

1.	Mortgage note payments reflect accelerated repayment dates, when applicable, pursuant to related loan agreement.

2.	Interest payments do not reflect the effect of interest rate swaps.
We have several office locations, which are each subject to operating lease agreements. These office locations include our corporate office at 90 Park Avenue, New York, New York, and our seven regional offices located across the United States and Europe.

Leasing Agreements
Future minimum rental revenue under non-cancelable leases, excluding reimbursements for operating expenses, as of September 30, 2017 are as follows:

	October 1 to December 31, 2017	2018	2019	2020	2021	Thereafter	Total minimum lease rental income
Operating Leases	$112,429	$450,096	$424,686	$396,516	$362,870	$1,973,979	$3,720,576
Future straight-line rent adjustments under non-cancelable leases as of September 30, 2017 are as follows:

	October 1 to December 31, 2017	2018	2019	2020	2021	Thereafter	Total straight-line rent adjustments
Straight-line Rent Adjustments	$6,743	$20,583	$12,037	$4,067	$(7)	$(102,692)	$(59,269)
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
Unconsolidated Equity Investment Transactions
In July 2017, the Gramercy European Property Fund sold 100.0% of its assets to a third party, including 30 wholly owned properties and eight additional properties that is had a 94.9% interest in through its investment in the Goodman Europe JV. Concurrently, we sold our 5.1% direct interest in the Goodman Europe JV to the same entity that acquired the Gramercy European Property Fund’s assets. The transactions resulted in net distributions to us of approximately $101,930 (€89,366), inclusive of a promoted interest distribution of approximately $8,515 (€7,448). Pursuant to the sale agreement for the assets of the Gramercy European Property Fund, a portion of these net proceeds are being held in escrow pending release in the fourth quarter of 2017, at which time the funds will be distributed to the Gramercy European Property Fund and we will receive our pro-rata final distribution of approximately $1,109 (€939).
As a result of the sale transactions, during the three months ended September 30, 2017 we recorded net gains on disposals of $27,613 and $6,458 related to the Gramercy European Property Fund and the Goodman Europe JV, respectively, including $(634) and $145, respectively, related to the write-off of accumulated other comprehensive income, as well as approximately $8,515 of fee income related to the promoted interest from the European Fund Carry Co. The amounts written off from accumulated other comprehensive income into earnings include $(1,851) related to our euro-denominated non-derivative net investment hedge, as the euro borrowings under our 2015 Revolving Credit Facility were repaid and the hedge instrument was terminated in connection with the sale transactions during the three months ended September 30, 2017. The aggregate of the net gains and income from the sale transactions of approximately $27,613 are recorded within equity in net income (loss) of unconsolidated equity investments on our Condensed

Consolidated Statements of Operations for the three and nine months ended September 30, 2017. As of September 30, 2017, following the transactions, the Gramercy European Property Fund had no properties, the value of our investment in the Gramercy European Property Fund was $1,109, which primarily represents the amount of funds being held in escrow pending release in the fourth quarter of 2017, and we had no remaining interest in the Goodman Europe JV. Subsequent to the closing of the transactions, European Fund Carry Co. and European Fund Manager commenced liquidation and will be dissolved over the succeeding months.
In connection with the sale transactions, our management contract arrangement with the Gramercy European Property Fund was terminated, however we will continue to manage the assets that were held by both the Gramercy European Property Fund and the Goodman Europe JV for the new owner pursuant to a new asset management contract entered into upon closing of the July transactions. Under the new management contract, we will provide asset management services for the properties for one year following the sale in exchange for a quarterly fee of 0.45% of gross asset value and reimbursement of expenses.
Transactions with Trustee Related Entities and Related Parties
In December 2016, we sold our 5.1% interest in one property located in Lille, France held by the Goodman Europe JV to our joint venture partner, the Gramercy European Property Fund, in which we had a 14.2% ownership interest, for gross proceeds of $2,662 (€2,563). In July 2017, the Gramercy Europe Property Fund sold 100.0% of its assets to an unrelated third party. Refer to Note 5 in the accompanying financial statements for more information on the sale transaction.
On June 30, 2016, we sold 74.9% of our outstanding 80.0% interest in the Goodman Europe JV to the Gramercy European Property Fund for gross proceeds of $148,884 (€134,336), based on third-party valuations for the underlying properties. The sale of 74.9% of our interest in the Goodman Europe JV resulted in us recording a gain of $5,341 during the period, primarily related to depreciation and amortization recorded since Merger closing date. Following the sale transaction, we had a 5.1% continuing direct interest in the Goodman Europe JV, which has since been sold. The transaction was entered into in order to achieve efficiencies from the combination of the two European platforms. We made cumulative contributions of $55,892 (€50,000) to the Gramercy European Property Fund from inception through July 2017, when the Gramercy European Property Fund’s assets were sold. Refer to Note 5 in the accompanying financial statements for more information on the sale transaction.
Our CEO, Gordon F. DuGan, was on the board of directors of the Gramercy European Property Fund prior to its sale in July 2017 and committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Asset Management collectively committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund prior to the sale of its assets in July 2017. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on September 30, 2017, in the case of unfunded commitments.
One of the properties acquired in December 2015 as part of the Merger was partially leased to Duke Realty, our partner in the Duke JV. Duke Realty acted as the managing member of the Duke JV, which was dissolved in July 2016 as described in Note 5, and as such provided asset management, construction, development, leasing and property management services, for which it was entitled to receive fees as well as a promoted interest. From the date of the Merger through lease expiration in May 2016, Duke Realty leased 30,777 square feet of one of our office properties located in Minnesota which had an aggregate 322,551 rentable square feet. Duke Realty paid us $333 under the lease for the nine months ended September 30, 2016, respectively. See Note 5 for more information on our transactions with the Duke JV.
Non-GAAP Financial Measures
We use the following non-GAAP financial measures that we believe are useful to investors as a key supplemental measure of our operating performance: funds from operations attributable to common shareholders and unitholders, or FFO, core funds from operations attributable to common shareholders and unitholders, or Core FFO, adjusted funds from operations attributable to common shareholders and unitholders, or AFFO, and Earnings Before Interest, Taxes, Depreciation and Amortization for real estate, or EBITDAre. We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITs. We also use FFO as one of several criteria to determine performance-based incentive compensation for members of our senior management, which may be payable in cash or equity awards. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment write-downs of investments in depreciable real estate and investments in in-substance real estate investments and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to noncontrolling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships and joint ventures.
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
EBITDAre is a non-GAAP financial measure. We present EBITDAre because we believe that EBITDAre, along with cash flow from operating activities, investing activities and financing activities, provides investors with an additional indicator of our ability to incur and service debt. We compute EBITDAre in accordance with standards established by NAREIT. The White Paper on EBITDAre approved by the Board of Governors of NAREIT in September 2017 defines EBITDAre as net income (loss) (computed in accordance with Generally Accepted Accounting Principles, or GAAP), plus interest expense, plus income tax expense, plus depreciation and amortization, plus (minus) losses and gains on the disposition of depreciated property, plus (minus) losses and gains on extinguishment of debt, plus impairment write-downs of depreciated property and investments in unconsolidated equity investments, plus adjustments to reflect the entity's share of EBITDAre of unconsolidated equity investments.
FFO, Core FFO, AFFO, and EBITDAre do not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculations of FFO and EBITDAre may be different from the calculations used by other companies and, therefore, comparability may be limited.
FFO, Core FFO and AFFO for the three and nine months ended September 30, 2017 and 2016 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to common shareholders	$48,570	$(2,508)	$62,652	$22,355
Add:
Depreciation and amortization	66,761	62,863	191,154	181,649
FFO adjustments for unconsolidated equity investments[1]	(39,393)	2,034	(34,803)	20,805
Net income attributable to noncontrolling interest	333	221	374	152
Net (income) loss from discontinued operations	24	(347)	76	(5,045)
Impairment of real estate investments	3,064	1,053	21,415	1,053
Less:
Non-real estate depreciation and amortization	(202)	(205)	(610)	(672)
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	—	—	(7,229)
Gain on sale of European unconsolidated equity investment interests held with a related party	—	—	—	(5,341)
Net gain on disposals	(4,879)	(2,336)	(24,258)	(2,336)
Funds from operations attributable to common shareholders and unitholders - basic	$74,278	$60,775	$216,000	$205,391
Add:
Acquisition costs	—	1,272	—	5,994
Core FFO adjustments for unconsolidated equity investments	234	508	234	7,429
Other-than-temporary impairments on retained bonds	—	—	4,890	—
Transaction costs	2,354	—	2,543	—
Loss on extinguishment of debt	6,751	13,777	6,691	18,960
Net income from discontinued operations related to properties	—	347	—	5,140
Mark-to-market on interest rate swaps	(93)	(83)	(139)	(817)
Core funds from operations attributable to common shareholders and unitholders - basic	$83,524	$76,596	$230,219	$242,097
Add:
Non-cash share-based compensation expense	1,993	1,282	6,051	3,704
Amortization of market lease assets	3,863	3,578	9,568	11,254
Amortization of deferred financing costs and non-cash interest [2]	1,116	(409)	3,323	(214)
Amortization of lease inducement costs	112	86	285	259
Non-real estate depreciation and amortization	202	205	610	672
Amortization of free rent received at property acquisition	401	481	941	1,237
Less:
AFFO adjustments for unconsolidated equity investments	269	1,761	262	1,352
Straight-line rent	(7,723)	(6,368)	(22,441)	(19,084)
Amortization of market lease liabilities	(3,003)	(8,137)	(14,108)	(21,586)
Adjusted funds from operations attributable to common shareholders and unitholders - basic	$80,754	$69,075	$214,710	$219,691
Add:
Cash interest expense on Exchangeable Senior Notes[2]	898	—	3,055	—
Non-cash interest expense on Exchangeable Senior Notes[2]	564	—	1,886	—
Funds from operations attributable to common shareholders and unitholders - diluted [2]	$75,740	$60,775	$220,941	$205,391
Core funds from operations attributable to common shareholders and unitholders - diluted [2]	$84,986	$76,596	$235,160	$242,097
Adjusted funds from operations attributable to common shareholders and unitholders - diluted [2]	$81,652	$69,075	$217,765	$219,691

Funds from operations per share – basic	$0.48	$0.43	$1.46	$1.45
Funds from operations per share – diluted	$0.48	$0.43	$1.44	$1.44
Core funds from operations per share – basic	$0.54	$0.54	$1.55	$1.71
Core funds from operations per share – diluted	$0.53	$0.54	$1.53	$1.70
Adjusted funds from operations per share – basic	$0.52	$0.49	$1.45	$1.55
Adjusted funds from operations per share – diluted	$0.51	$0.48	$1.41	$1.54
Basic weighted average common shares outstanding – EPS	152,619,352	140,257,503	147,399,457	141,180,822
Weighted average non-vested share based payment awards	—	1,056,767	—	—
Weighted average partnership units held by noncontrolling interest	1,352,609	339,109	849,338	399,771
Weighted average common shares and units outstanding	153,971,961	141,653,379	148,248,795	141,580,593
Diluted weighted average common shares and common share equivalents outstanding – EPS	157,507,213	140,257,503	147,430,882	142,387,709
Weighted average partnership units held by noncontrolling interest	1,352,609	339,109	849,338	—
Weighted average share-based payment awards	405,629	1,173,194	511,460	—
Weighted average share options	—	19,423	—	—
Dilutive effect of Exchangeable Senior Notes	—	1,112,329	5,121,388	—
Diluted weighted average common shares and units outstanding	159,265,451	142,901,558	153,913,068	142,387,709

1.	For the three and nine months ended September 30, 2017, the amount includes ($1,335) that represents the Company’s net gain on disposal of its interests in unconsolidated equity investments.

2.
For the three and nine months ended September 30, 2017, the FFO and Core FFO diluted per share calculations add back Exchangeable Senior Notes cash and non-cash interest expense, and the AFFO diluted per share calculation adds back only Exchangeable Senior Notes cash interest expense of $898 and $3,055, respectively, as non-cash interest expense is already added back to basic AFFO.

EBITDAre for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$50,462	$(728)	$67,702	$27,183
Add:
Interest expense	24,266	18,409	70,561	57,271

Provision for taxes	(598)	331	(647)	3,734
Depreciation and amortization	66,761	62,863	191,154	181,649
Amortization of lease inducement costs	112	86	285	259
Impairment of real estate investments	3,064	1,053	21,415	1,053
EBITDAre adjustments for unconsolidated equity investments	(38,300)	2,527	(31,525)	28,219
Loss on extinguishment of debt	6,751	13,777	6,691	18,960
Less:
Amortization of market lease assets and liabilities	860	(4,559)	(4,540)	(10,332)
Net gain on disposals	(4,879)	(2,336)	(24,258)	(2,336)
EBITDAre attributable to common shareholders and unitholders	$108,499	$91,423	$296,838	$305,660

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
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investment in commercial real estate with fixed rate, non-recourse mortgage financing, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decrease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps to manage our exposure to interest rate changes. We currently have a 2015 Revolving Credit Facility, several term loans and several mortgage notes payable which are based upon a floating rate which have an aggregate outstanding balance of $1,879,835 at September 30, 2017, of which $1,264,739 is hedged effectively by interest rate swaps which we believe will mitigate the interest rate risk related to these borrowings.

The following chart shows our floating rate debt instruments, including debt that is hedged by interest rate swaps, and the related interest rates, maturity dates and balances as of September 30, 2017:

Floating Rate Debt Instrument	Stated Interest Rate	Effective Interest Rate [1]	Maturity Date	Balance at September 30, 2017
2015 Revolving Credit Facility - U.S. dollar tranche [2]	2.20%	2.20%	1/8/2020	$595,000
2015 Revolving Credit Facility - Multicurrency tranche [2]	1.20%	1.20%	1/8/2020	20,097
3-Year Term Loan	2.35%	2.33%	1/8/2019	300,000
5-Year Term Loan	2.35%	2.70%	1/8/2021	750,000
7-Year Term Loan	2.76%	3.34%	1/9/2023	175,000
Mortgage note payable - Waco	3.33%	4.75%	12/19/2020	14,964
Mortgage note payable - Atrium I	3.23%	4.01%	5/31/2018	19,006
Mortgage note payable - Easton III	3.23%	3.94%	1/31/2019	5,768
Total Floating Rate Debt Instruments				$1,879,835

1.
Represents the rate at which interest expense is recorded for financial reporting purposes as of September 30, 2017, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

2.	These floating rate debt instruments are not hedged by interest rate swaps.
The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the interest rate risk related to the 2015 Revolving Credit Facility:

Change in LIBOR	Projected Decrease in Net Income
Base case
+100 bps	$(1,572)
+200 bps	$(3,144)
+300 bps	$(4,716)
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
Foreign Currency Exchange Rate Risk
During the periods presented, we have had investments, either directly or through unconsolidated equity interests, in Europe, Asia, and Canada and we perform asset management services and have had capital commitments to an equity investment in Europe. As a result, we are subject to risk from the effects of exchange rate risk from the effects of exchange rate movements in the euro, the British pound sterling, and the Canadian dollar, which may affect future costs and cash flows. We hedge our foreign currency exposure related to our foreign investments primarily by financing our investments in the local currency denominations and through the use of net investment hedge instruments. Additionally, we may enter into foreign currency forward contracts to manage our exposure to foreign currency exchange rate movements. We have historically been a net payer of various foreign currencies (we pay out more cash than we receive), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. In 2017, we have been a net receiver of various foreign currencies as our commitments to the Gramercy European Property Fund were fully funded and, in July 2017, the assets in the Gramercy European Property Fund as well as our interest in the Goodman Europe JV were sold to a third party.
As of September 30, 2017 and December 31, 2016, we had outstanding borrowings of $20,097 (€0 and £15,000) and $65,837 (€45,000 and £15,000), respectively, under the multicurrency tranche of our 2015 Revolving Credit Facility, which we designated as a non-derivative net investment hedging instrument pursuant to ASC 815 to mitigate our risk from fluctuations in the exchange rates between the U.S. dollar and both the euro, prior to the aforementioned sale of our euro-denominated investments, and British pound sterling. Our unhedged net investment in foreign currencies was $11,612 and $13,322 as of September 30, 2017 and December 31, 2016, respectively, based on the period ending U.S. dollar values of the hedge of $20,097 and $65,837, respectively.

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
Other Contingencies
In connection with our property acquisitions and the Merger, we determined that there is a risk we will have to pay future amounts to tenants related to continuing operating expense reimbursement audits. In 2017, we settled the majority of our operating expense reimbursement audits and paid $3,500 pursuant to the settlement in February 2017. As of September 30, 2017, we have estimated a range of loss of $0 to $360 and determined that our best estimate of total loss is $360, which is related to the Merger and has been accrued and recorded in other liabilities as of September 30, 2017 and December 31, 2016.
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
10.1
Amended and Restated Term Loan Agreement, dated as of October 13, 2017, among GPT Operating Partnership LP, GPT Property Trust LP, Gramercy Property Trust, the lenders party thereto, and Capital One, National Association, as administrative agent, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 18, 2017.

10.2
Joinder and First Amendment to the Amended and Restated Term Loan Agreement, dated as of October 16, 2017, among GPT Operating Partnership LP, GPT Property Trust LP, Gramercy Property Trust, the lenders party thereto, and Capital One, National Association, as administrative agent, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 18, 2017.

10.3	Employment and Noncompetition Agreement dated June 12, 2012, by and between Gramercy Capital Corp. and Nicholas L. Pell, filed herewith.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
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

GRAMERCY PROPERTY TRUST

Dated: November 1, 2017	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GPT Operating Partnership LP

Dated: November 1, 2017	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)