Form 10-K
period 2017-12-31
Gramercy Property Trust; GPT Operating Partnership LP
filed 2018-03-01
CIK 1297587, 1708204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from . to .
Commission File No. 1-35933 (Gramercy Property Trust)
Commission File No. 33-219049 (GPT Operating Partnership LP)
Gramercy Property Trust
GPT Operating Partnership LP
(Exact name of registrant as specified in its charter)

Gramercy Property Trust	Maryland	56-2466617
GPT Operating Partnership LP	Delaware	56-2466618
	(State or other jurisdiction incorporation or organization)	(I.R.S. Employer of Identification No.)

90 Park Avenue, 32nd Floor, New York, NY 10016 (Address of principal executive offices – zip code)

(212) 297-1000 (Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
Gramercy Property Trust	Common Shares, $0.01 Par Value	New York Stock Exchange
Gramercy Property Trust	Series A Cumulative Redeemable Preferred Shares, $0.01 Par Value	New York Stock Exchange

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
Gramercy Property Trust    ☒        GPT Operating Partnership LP    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Gramercy Property Trust    Yes ☐      No ☒        GPT Operating Partnership LP Yes ☐      No ☒

As of February 23, 2018, Gramercy Property Trust had 160,782,974 common shares outstanding. The aggregate market value of common shares held by non-affiliates of Gramercy Property Trust (150,748,342 shares) at June 30, 2017, was $4,478,733,231. The aggregate market value was calculated by using the closing price of the common shares as of that date on the New York Stock Exchange, which was $29.71 per share.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of Gramercy Property Trust’s Definitive Proxy Statement for its 2018 Annual Meeting of Shareholders expected to be filed within 120 days after the close of Gramercy Property Trust's fiscal year are incorporated by reference into Part III of this Annual Report on Form 10-K.

EXPLANATORY NOTE
This report combines the annual reports on Form 10-K for the year ended December 31, 2017 of Gramercy Property Trust and GPT Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to "Gramercy Property Trust," the "Company" or "Gramercy" mean Gramercy Property Trust and its consolidated subsidiaries; and references to "GPT Operating Partnership LP," the "Operating Partnership" or "GPTOP" mean GPT Operating Partnership LP and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
The Company is a Maryland real estate investment trust, or REIT, which operates as a self-administered and self-managed entity and is the sole general partner of the Operating Partnership. As the general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.
As of December 31, 2017, the Company owned 97.33% of the outstanding general and limited partnership interest in the Operating Partnership. As of December 31, 2017, noncontrolling investors owned approximately 2.67% of the outstanding limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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
We believe combining the annual reports on Form 10-K of the Company and the Operating Partnership into this single report results in the following benefits:

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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated financial statements; and

•	The following notes to the consolidated financial statements:

◦	Note 11, Shareholders' Equity (Deficit) of the Company;

◦	Note 12, Partners' Capital of the Operating Partnership;

◦	Note 13, Noncontrolling Interests;

◦	Note 18, Selected Quarterly Financial Data of the Company (unaudited); and

◦	Note 19, Selected Quarterly Financial Data of the Operating Partnership (unaudited).
This report also includes separate Part II, Item 5. Market for Registrants' Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities, Item 6. Selected Financial Data and Item 9A. Controls and Procedures sections and separate Exhibit 31 and 32 certifications for each of the Company and the Operating Partnership, respectively, in order to establish that the Chief Executive Officer and the Chief Financial Officer of the Company, in both their capacity as the principal executive officer and principal financial officer of the Company and the principal executive officer and principal financial officer of the general partner of the Operating Partnership, have made the requisite certifications and that the Company and the Operating Partnership are compliant with Rule 13a-15 and Rule 15d-15 of the Securities Exchange Act of 1934, as amended.

GRAMERCY PROPERTY TRUST AND GPT OPERATING PARTNERSHIP LP

TABLE OF CONTENTS
10-K PART AND ITEM NO.

Part I
ITEM 1.    Business
ABOUT US
Gramercy Property Trust, a Maryland real estate investment trust ("REIT"), is a leading global investor and asset manager of commercial real estate. We specialize in acquiring and managing income producing commercial real estate leased to high quality tenants in major markets throughout the United States and Europe.
Our commercial real estate holdings predominantly consist of industrial properties comprising 78.0% of our Annualized Base Rent (“ABR”) as of December 31, 2017. We also own a number of single and multi-tenant office properties and a portfolio of specialty retail assets, which include retail bank branches, fitness centers and rental car facilities.
At December 31, 2017, our wholly-owned industrial portfolio was comprised of 75.8 million aggregate rentable square feet with a total ABR of $358.1 million and an average building age of approximately 14 years. The industrial portfolio's largest markets at year end (weighted by ABR) were Chicago, Atlanta, Dallas, Los Angeles/Inland Empire, Indianapolis, Baltimore/Washington, South Florida, Memphis, Spartanburg, and Central Pennsylvania. Our wholly-owned office portfolio was comprised of 5.0 million aggregate rentable square feet with a total ABR of $83.7 million. Lastly, our wholly-owned specialty retail portfolio was comprised of 1.3 million aggregate rentable square feet of building space with a total ABR of $17.5 million that we lease to fitness centers, a rental car operator and various retail bank branches in infill locations, predominantly leased by Bank of America, N.A.
As of December 31, 2017, our wholly-owned portfolio had 96.5% occupancy and a weighted average remaining lease term of 7.2 years (based on ABR). As of December 31, 2017, our tenants were 33.3% investment grade rated or were the subsidiaries of parents with investment grade ratings (based on ABR). The top five tenants by ABR include FedEx Corp. and subsidiaries (5.6%), Life Time Fitness (3.1%), Bank of America, N.A. (2.5%), Amazon and subsidiaries (1.9%), and The Clorox International Company (1.9%).
As of December 31, 2017, we also own unconsolidated equity investments comprised of industrial and office properties with an aggregate 2.3 million rentable square feet and an average base rent per square foot of $19.24 (based on ABR).
Corporate Structure
We were formed as a Maryland REIT in March 2004. In December 2015, we completed a merger (the “Merger”) of Gramercy Property Trust Inc. ("Legacy Gramercy") into Chambers Street Properties ("Chambers"), with Chambers as the surviving entity. Following the Merger, we changed our name to “Gramercy Property Trust” and our New York Stock Exchange (“NYSE”) trading symbol to “GPT.”
Our operating partnership, GPT Operating Partnership LP (the "Operating Partnership"), indirectly owns all of our consolidated real estate investments and our interests in unconsolidated investments. We are the sole general partner of the Operating Partnership. The Operating Partnership is the 100.0% owner of all of its direct and indirect subsidiaries. As of December 31, 2017, third-party holders of limited partnership interests owned approximately 2.67% of the Operating Partnership.

Gramercy Property Trust
(Company)
~95%
GPT Operating Partnership LP
(Operating Partnership)
~5%
Outside limited partner interest
Consolidated Real Estate Investments
Unconsolidated Equity Investments
Various Industrial & Office Properties
U.S. Equity Investments
European Equity Investments

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
Unless the context requires otherwise, all references to “Company,” “Gramercy,” “we,” “our,” and “us” mean Legacy Gramercy and its subsidiaries, including Legacy Gramercy's operating partnership and its subsidiaries, for periods prior to the Merger closing and Gramercy Property Trust and its subsidiaries, including the Operating Partnership, for periods following the Merger closing.
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

Target Real Estate Markets with Attractive Fundamentals - We will continue to concentrate our investment activity in target markets with growing populations, high quality infrastructure, diversified local economies with multiple economic drivers, strong demographics, pro-business local governments and high quality local labor pools. We believe that these markets offer a higher probability of producing long-term rent growth and/or capital appreciation.
Buy and Own Properties with Contract Rents that are Competitive with Market Rents - We target properties with contract rents that are competitive with rents for similar properties in the market as a way to reduce the volatility of cash flows that can occur upon the expiration of a lease or the loss of a tenant.
Properties with Long Lease Terms - We generally target properties that have between five and 20 years of lease term. We believe that longer lease terms provide more stable cash flows, are less susceptible to short term changes in market conditions and require less capital expenditures to maintain tenancy. We also consider properties with shorter lease terms individually or as part of portfolio transactions where we believe that compelling returns can be achieved.
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
Portfolios - We believe there are also opportunities to purchase portfolios of properties from existing owners who are either investor owners or corporations that occupy their properties. The market for large portfolios currently has many well-capitalized buyers actively bidding for these portfolios and we expect this market to remain competitive for the foreseeable future.
Sale Leasebacks - We believe our management team is among the most experienced and well known in the sale leaseback industry, such that we can source and effectively compete on sale leaseback transactions.
Developments - We engage in select development activities, which are primarily build-to-suit transactions, where we acquire newly constructed buildings that are pre-leased to a tenant. We will also opportunistically invest in limited speculative industrial development either directly or with developers through joint venture and mezzanine debt structures.
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

Acquire Assets at Competitive Rent Levels - We target industrial and office properties with rents that we believe are competitive with, or slightly below, market rents. We believe that the net leased marketplace does not properly differentiate and price these properties and that these investment opportunities can generate growth in income and residual value over time.
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
Utilize Portfolio Diversification - We seek to diversify our portfolio by property type, tenant credit, geography and tenant industry. As of December 31, 2017, our largest tenant was FedEx Corp. and subsidiaries, which accounted for 5.6% of our ABR as of that date. As we continue to grow, we expect to further diversify our portfolio.
Investment Process
We utilize relationships with various real estate owners, real estate advisors and intermediaries, developers, investment and commercial banks, private equity sponsors, and other potential deal sources to identify a broad pipeline of investment opportunities. Our review includes an evaluation of the creditworthiness of the tenant(s), the criticality of the property to the tenant(s), an evaluation of the market and submarket where the property is located, the location, age, functionality and marketability of the property, the lease structure and how contract rents relate to rents for similar buildings in the submarket, the replacement cost for a similar asset, the expected returns and pricing, and other factors that go into the overall evaluation of the investment opportunity. We also perform a due diligence review with respect to each potential acquisition, including evaluation of physical condition and structural soundness, zoning and site requirement compliance and environmental assessments. Our management team actively looks to source proprietary investment opportunities that are not being generally marketed for sale.
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
We generally intend to hold our properties for an extended period. However, circumstances might arise which could result in the early sale of some properties. We also may acquire a portfolio of properties with the intention of holding only a core group of properties and disposing of the remainder of the portfolio in single or multiple sales. The determination of whether a particular property should be sold or otherwise disposed of will be made with the view of achieving maximum capital appreciation.
We may use TRSs to acquire, hold, or dispose of properties, including assets that may not be deemed to be REIT-qualified assets. Taxes paid by such entity will reduce the cash available to us to fund our continuing operations and cash available for distributions to our shareholders.
Some of our investments have been made and may continue to be made through unconsolidated equity investments, which permit us to own interests in larger properties or portfolios without restricting the diversity of our portfolio. As of December 31, 2017, our unconsolidated equity investments consisted of the following: (1) 25.0% interest in the Strategic Office Partners unconsolidated equity investment, which invests in single-tenant office assets in high-growth metropolitan areas in the United States and owns a portfolio of 13 properties, (2) 51.0% interest in an e-commerce joint venture formed in November 2017, (3) 80.0% interest in one industrial property in the United Kingdom, (4) 25.0% interest in an office property located in Somerset, New Jersey, and (5) 50.0% interest in an office property located in Morristown, New Jersey. Additionally, in late 2017 we formed a new European investment fund, in which we have a 19.9% interest, and which will begin acquiring properties in 2018.
Capital Strategy
In addition to cash on hand and cash from operations, we anticipate using funds from various sources to finance our acquisitions and operations, including public and private debt and equity issuances, unsecured bank credit facilities and term loans, property-level mortgage debt, common units of limited partnership in the Operating Partnership ("OP Units") and other sources that may become available from time to time. We believe that moderate leverage is prudent and we consider all capital-related decisions with the intention to maintain our investment grade ratings of Baa3 from Moody’s Investors Services, BBB from Fitch Ratings, and BBB- from Standard and Poor’s Rating Service.
Significant 2017 Activities
During the year ended December 31, 2017, we acquired 79 properties aggregating approximately 19.6 million square feet for approximately $1.5 billion and also acquired seven land parcels for approximately $10.2 million, on which we have committed to construct industrial facilities for an estimated $95.5 million. During the year ended December 31, 2017, we sold 34 properties as well as two offices that were part of another asset aggregating 3.2 million square feet for gross proceeds of $412.6 million. As a result of the transactions during the year, we have continued the repositioning strategy that we commenced in 2016 following the Merger, which is focused on reducing our office exposure and forming a real estate portfolio that primarily consists of institutional quality income oriented industrial properties throughout the United States. As of December 31, 2017, our portfolio was 78.0% industrial, based on ABR.
In July 2017, our European investment fund in which we owned a 14.2% interest (the “Gramercy European Property Fund”), sold 100.0% of its assets and, concurrently, we sold our 5.1% interest in another European investment in real estate assets (the “Goodman Europe JV”). The transactions resulted in net distributions to us of approximately $102.8 million (€90.1 million), inclusive of a promoted interest distribution of approximately $8.8 million (€7.7 million). As of December 31, 2017, we had no remaining interest in the Gramercy European Property Fund or the Goodman Europe JV.
In October 2017, we formed a new European investment fund with several other equity investment partners, (the “Gramercy European Property Fund III”), which has total initial capital commitment of $315.3 million (€262.6 million) from all investors, of which our initial capital commitment is $62.7 million (€52.2 million), representing an interest of approximately 19.9%. We provide asset and property management and accounting services to the Gramercy European Property Fund III, for which we are entitled to management fees and a promoted interest. During the year ended December 31, 2017, we contributed $3.0 million (€2.5 million) to the Gramercy European Property Fund III, of which $2.3 million (€1.9 million) was accrued as of December 31, 2017.
In November 2017, we formed a new joint venture with an investment partner, which will acquire, own and manage Class A distribution centers leased to leading e-commerce tenants on long-term leases across the country, (the "E-Commerce JV"). We provide asset and property management and accounting services to the E-Commerce JV, for which we earn management fees. We have a 51.0% interest in the E-Commerce JV and have committed capital to fund its initial acquisition of six properties, as well as the acquisition of additional properties in the future, subject to the partners' approval. Our pro rata funding commitment for the initial six properties is estimated at approximately $110.0 million, which will be funded using a combination of OP Units and cash.
Development
We have a development practice that focuses primarily on build-to-suit transactions where a tenant has signed a lease in advance of construction and a developer or builder bears the risk of completion on-time and on-budget, as well as performing property improvements specified in leases. We also invest opportunistically in speculative development projects where we bear the risk of leasing the property. We pursue these developments in markets where we have competitive advantages, such as an existing footprint of industrial properties.
During the year ended December 31, 2017, we completed one industrial build-to-suit property located in Spartanburg, South Carolina for 432,100 square feet and a total investment of approximately $25.8 million. As of December 31, 2017, we had seven industrial developments in progress located in Charleston, South Carolina, Phoenix, Arizona, Charlotte, North Carolina, and Memphis, Tennessee for a total of approximately 1,383,262 square feet and an estimated investment of approximately $100.9 million.
During the year ended December 31, 2017, we entered into a mezzanine lending facility to provide development capital to a leading industrial developer for up to 85.0% loan-to-cost on new industrial developments in select markets. We believe that this allows us the opportunity to participate in strong industrial market fundamentals with a risk exposure more appropriate to our strategy. As of December 31, 2017, the carrying value of our loan investments was $22.2 million and the loan investments had an aggregate weighted average interest rate of 10.47%.
Other General Business Information
Operating Segments
Accounting Standards Codification, or ASC, 280, Segment Reporting, establishes standards for the manner in which public enterprises report information about operating segments. In prior periods, we viewed and presented our operations as two segments, Investments/Corporate and Asset Management. However, based upon the significant reduction in our third-party asset management operations following the expiration of the KBS management contract as of March 31, 2017, we view our operations as one segment, which consists of net leasing operations. As of December 31, 2017, we had no other reportable segments.
Employees
As of December 31, 2017, we had 109 employees. None of our employees are represented by a collective bargaining agreement.

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
Compliance With The Americans With Disabilities Act of 1990
Many of the properties underlying our investments are required to meet federal requirements related to access and use by disabled persons as a result of the Americans with Disabilities Act of 1990. In addition, a number of additional federal, state and local laws may require modifications to any properties we purchase, or may restrict further renovations of our properties, with respect to access by disabled persons. Noncompliance with these laws or regulations could result in the imposition of fines or an award of damages to private litigants.
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
Substantially all of our properties are covered by an environmental insurance policy that expires in October 2019, and several of our properties are separately covered by individual insurance policies that have 10-year terms. These policies are subject to exclusions and limitations and do not cover all of the properties owned by us, and for those properties covered under the policies, insurance may not fully compensate us for any environmental liability. We may not desire to renew an environmental insurance policy in place upon expiration or a replacement policy may not be available at a reasonable cost, if at all.
Corporate Governance and Other Information
Our corporate office is located in midtown Manhattan at 90 Park Avenue, 32nd Floor, New York, New York 10016. We also have regional offices located in Horsham, Pennsylvania, London, United Kingdom, and several other locations across the United States and Europe. We can be contacted at (212) 297-1000. We maintain a website at www.gptreit.com. Our reference to our website is intended to be an inactive textual reference only. We make available free of charge through our internet site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and Forms 3, 4 and 5 filed on behalf of trustees and executive officers and any amendments to those reports filed or furnished pursuant to the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the "SEC").
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
The forward-looking statements contained in this Annual Report on Form 10-K are based on historical performance and management’s current plans, estimates and expectations in light of information currently available to us and are subject to uncertainty and changes in circumstances. There can be no assurance that future developments affecting us will be those that we have anticipated. Actual results may differ materially from these expectations due to changes in global, regional or local political, economic, business, competitive, market, regulatory and other factors described in “Risk Factors,” many of which are beyond our control. We believe that these factors include those described in “Risk Factors” but the risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.
Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove to be incorrect, our actual results may vary in material respects from what we may have expressed or implied by these forward-looking statements. In evaluating forward-looking statements, you should consider these risks and uncertainties, together with the other risks described from time-to-time in our reports and documents which are filed with the SEC, and you should not place undue reliance on those statements. Any forward-looking statement made by us in this Annual Report on Form 10-K speaks only as of the date of this Annual Report on Form 10-K. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise, except as may be required by applicable securities laws.
Risks Related to Our Business and Investments
Our future growth will depend upon our ability to acquire and lease properties in a competitive real estate marketplace.
Our future growth will depend, in large part, upon our ability to acquire and lease properties. In order to grow we need to continue to acquire and finance investment properties and sell non-core properties. We face significant competition with respect to our acquisition and origination of assets from many other companies, including other REITs, insurance companies, private investment funds, hedge funds, specialty finance companies and other investors. Some of our competitors may have greater financial and operational resources, lower cost of funds and access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than we can. Further, some of our competitors have larger customer bases and more established relationships with their customers and suppliers than we do. The competitive pressures we face, if not effectively managed, may have a material adverse effect on our business, financial condition, liquidity and results of operations.
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
We are dependent on external sources of capital for growth.
To qualify as a REIT, we are required each year to distribute at least 90.0% of our taxable income (determined without regard to the dividends-paid-deduction and by excluding any net capital gain) to our shareholders and we may be subject to tax to the extent our taxable income is not fully distributed. Historically, we have satisfied these distribution requirements by making cash distributions to our shareholders, but we may choose to satisfy these requirements by making distributions of cash or other property, including, in certain circumstances, our own shares. Assuming we continue to satisfy these distribution requirements with cash, we may not be able to fund all future capital needs, including acquisition and development activities, from cash retained from operations and may have to rely on third-party sources of capital. Furthermore, to maintain our REIT status and not have to pay federal income and excise taxes, we may need to borrow funds on a short-term basis to meet the REIT distribution requirements even if the then-prevailing market conditions are not favorable for these borrowings. These short-term borrowing needs could result from differences in timing between the actual receipt of cash and inclusion of income for federal income tax purposes, or the effect of nondeductible capital expenditures, the creation of reserves or required debt or amortization payments.

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
Changing or new laws, regulations and standards relating to corporate governance and public disclosure, including SEC regulations and NYSE rules, can create uncertainty for companies such as ours. These new or changed laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity. As a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We are committed to maintaining high standards of corporate governance and public disclosure and our efforts to comply with evolving laws, regulations, and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies, we may incur additional expenses to comply with standards set by regulatory authorities or governing bodies which could have a material adverse effect on our business and results of operations.
Increases in interest rates could increase the amount of our debt payments and adversely affect our ability to pay dividends to our shareholders.
We currently have debt outstanding and expect that we will incur additional indebtedness in the future. Interest we pay on our outstanding debt reduces cash available for distributions. Additionally, if we incur variable rate debt, increases in interest rates would increase our interest costs, which would reduce our cash flows and our ability to service indebtedness and, therefore, our ability to pay dividends to our shareholders. In addition, if we need to repay existing debt during periods of rising interest rates, we could be required to liquidate one or more of our investments in properties at times which may not permit realization of the maximum return on such investments.
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
Our reputation, ability to do business, and results of operations may be harmed by improper or inappropriate conduct of our employees, agents or business partners.
We cannot provide assurance that our internal controls and compliance systems will always protect us from acts committed by our employees, agents, or business partners that would violate U.S. and/or non-U.S. laws or fail to protect our confidential information, including the laws governing payments to government officials, bribery, fraud, anti-kickback and false claims rules, competition, money laundering, and data privacy laws, as well as the improper use of proprietary information or social media. Any such allegations, violations of law or improper actions could subject us to civil or criminal investigations in the United States and in other jurisdictions, could lead to substantial civil or criminal, monetary and non-monetary penalties, and related shareholder lawsuits, could lead to increased costs of compliance, could damage our reputation and could have a material effect on our financial statements.
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
We have established and maintain risk management policies and procedures designed to identify, monitor and mitigate our risk exposure through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational, compliance and legal reporting systems, internal controls, management review processes and other mechanisms. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, those techniques and the judgments that accompany their application cannot anticipate every economic and financial outcome or the specifics and timing of such outcomes. Expansion of our business activities may also result in our being exposed to risks to which we have not previously been exposed or may increase our exposure to certain types of risks, and we may not effectively identify, monitor, and mitigate these risks as our business activity changes or increases. Any failure to effectively identify and mitigate the risks to which we are exposed could have an adverse effect on our business, results of operations and financial condition.
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
Our results of operations rely on certain major tenants and geographic concentrations which make us more susceptible to adverse events with respect to those tenants and geographic areas.
For the year ended December 31, 2017, there were no tenants that accounted for more than 10.0% of our revenue, as our largest tenant generated approximately 5.8% of our rental revenue, and 11.2%, 11.1%, and 10.6% of our rental revenue came from tenants in California, Texas, and Florida, respectively. Adverse changes in the financial condition of a tenant with whom we have a significant credit concentration now or in the future could potentially result in their failure to make rental payments and/or lead to a default under their leases. Additionally, declining conditions (including business layoffs, downsizing, industry slowdowns, changing demographics and other factors) in the areas where our properties are located and/or concentrated, and local real estate conditions (such as oversupply of, or reduced demand for, office, industrial or retail properties) may have an adverse effect on the value of our properties or the ability of tenants to pay rent for our properties in these geographic areas. Such adverse circumstances could adversely affect our results of operations, our cash available for distribution to our shareholders, and our business.

We lease a significant portion of our real estate to tenants who do not have investment grade credit ratings, which may result in our leasing to tenants that are more likely to default in their obligations to us.
A significant portion of the leases at our properties are with tenants that do not have investment grade credit ratings. While all of our tenants face potential exposure to adverse business or economic conditions which could lead to an inability to meet their obligations to us, tenants that do not have an investment grade rating may have a greater risk of default. Non-investment grade tenants may not have the financial capacity or liquidity to adapt to these conditions or may have less diversified businesses, which may exacerbate the effects of adverse conditions on their businesses. Moreover, the fact that a substantial majority of our tenants are not investment grade may cause investors or lenders to view our cash flows as potentially less stable, which may increase our cost of capital, limit our financing options or adversely affect the trading price of our common shares.
The insolvency, bankruptcy or receivership of our tenants could lead to lease defaults or terminations which could adversely affect our results of operations.
At any time, our tenants may experience a material business downturn, weakening their financial condition and potentially resulting in their insolvency or bankruptcy. As a result, our tenants may fail to make timely rental payments and/or default under their leases which may reduce our revenues unless a default is cured or a suitable replacement tenant is found promptly. In many cases, we have made substantial up front investments in the applicable leases, through tenant improvement allowances and other concessions, as well as typical transaction costs (including professional fees and commissions) that we may not be able to recover. In the event of any tenant default, we may experience delays in enforcing our rights as landlord and may incur substantial costs in protecting our investment.
The bankruptcy or insolvency of a tenant may also adversely affect the income produced by our properties. If any tenant becomes a debtor in a case under the U.S. Bankruptcy Code, we cannot evict the tenant solely because of the bankruptcy. In addition, the bankruptcy court might authorize the tenant to reject and terminate their lease with us. The bankruptcy of a tenant or lease guarantor could delay our efforts to collect past due balances under the relevant leases, and could ultimately preclude collection of these sums. If a lease is rejected by a tenant in bankruptcy, we would have only a general unsecured claim for damages. Any unsecured claim we hold may be paid only to the extent that funds are available and only in the same percentage as is paid to all other holders of unsecured claims, and there are restrictions under bankruptcy laws that limit the amount of the claim we can make if a lease is rejected.
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

Our leases may require us to pay property-related expenses that are not the obligations of our tenants.
Under the terms of the majority of our leases, in addition to satisfying their rent obligations, our tenants are responsible for the payment of real estate taxes, insurance and ordinary maintenance and repairs. However, pursuant to certain of our current leases and leases we may assume or enter into in the future, we may be required to pay certain expenses, such as the costs of environmental liabilities, roof and structural repairs, insurance, certain non-structural repairs and maintenance and other costs and expenses for which insurance proceeds or other means of recovery are not available. If one or more of our properties incur significant expenses under the terms of the leases, such property, our business, financial condition and results of operations will be adversely affected and the amount of cash available to meet expenses and to make distributions to our shareholders may be reduced.
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
Certain of our properties are special use and/or build-to-suit and may be difficult to sell or relet upon tenant defaults or lease terminations.
We focus our investments on commercial and industrial properties, a number of which may include special use and/or build-to-suit properties. These types of properties are relatively illiquid compared to other types of real estate and financial assets and this illiquidity will limit our ability to quickly change our portfolio in response to changes in economic or other conditions. With these properties, if the current lease is terminated or not renewed, we may be required to renovate the property or to make rent concessions in order to lease the property to another tenant, finance the property or sell the property. In addition, in the event we are forced to sell the property, we may have difficulty selling it to a party other than the tenant or borrower due to the special purpose for which the property may have been designed. These and other limitations may affect our ability to sell or relet properties and adversely affect our income and distributions to our shareholders.
Actions of our joint venture partners could negatively impact our performance.
We may, from time to time and as we have done in the past, co-invest with third parties, including foreign sovereigns, through various arrangements. With such investments, we may not be in a position to exercise sole decision-making authority regarding that property, partnership, joint venture or other entity because our partners may share certain approval rights over major decisions. Investments in partnerships, joint ventures, or other entities may involve risks not present were a third party not involved, including the possibility that our partners, co-tenants or co-venturers might become bankrupt or otherwise fail to fund their share of required capital contributions. Additionally, our partners or co-venturers might at any time have economic or other business interests or goals which are inconsistent with our business interests or goals. These investments may also have the potential risk of impasses on decisions such as a sale, because neither we nor the partner, co-tenant or co-venturer would have full control over the partnership or joint venture. Consequently, actions by such partner, co-tenant or co-venturer might result in subjecting properties owned by the partnership or joint venture to additional risk. In addition, we may in specific circumstances be liable for the actions of our third-party partners, co-tenants or co-venturers.
Potential losses, including from adverse weather conditions and natural disasters, may not be covered by insurance and could subject us to lost capital or revenue.
Certain of our properties are located in states where natural disasters such as tornadoes, hurricanes and earthquakes are more common than in other states. Given recent extreme weather events across parts of the United States, it is possible that our properties could incur significant damage due to natural disasters. While we carry insurance to cover a substantial portion of the cost of such events, such as draughts or flooding, our insurance includes deductible amounts and certain items may not be covered by insurance. To the extent that losses are uninsured or underinsured, we could be subject to lost capital and revenue on those properties. Future natural disasters may significantly affect our operations and properties and, more specifically, may cause us to experience reduced rental revenue (including from increased vacancy), incur clean-up costs or otherwise incur costs in connection with such events. Although we believe that our insurance programs are adequate, we cannot assure you that we will not incur losses in excess of our insurance coverage, or that we will be able to obtain insurance in the future at acceptable levels and reasonable costs. Any of these events may have a material adverse effect on our business, cash flows, financial condition, results of operations and ability to make distributions to our shareholders.
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
We maintain sensitive data, including our proprietary business information and the confidential information of our employees, tenants and business partners, in our data centers and on our networks. The systems containing this data are vulnerable to a number of risks, including energy blackouts, natural disasters, terrorism, war, telecommunication failures and cyber-attacks and intrusions, such as computer viruses, malware, attachments to e-mails, intrusion and unauthorized access. Attacks can be both individual and/or highly organized attempts by very sophisticated hacking organizations. We employ a number of security measures to prevent and detect these threats, which include password protection, frequent password change events, firewall detection systems, frequent backups, a redundant data system for core applications and annual penetration testing; however, there can be no assurance that our security efforts and measures will be effective or that attempted security breaches or disruptions would not be successful or damaging. If they occur, system failures and data and security breaches could (i) disrupt the proper functioning of our networks and systems and therefore our operations and/or those of our client tenants; (ii) result in misstated financial reports, violations of loan covenants, missed reporting deadlines, and/or missed permitting deadlines; (iii) result in the unauthorized access to, and destruction, loss, theft, misappropriation, or release of proprietary, confidential, sensitive, or otherwise valuable information of ours or others, which others could use to compete against us or for disruptive, destructive, or otherwise harmful purposes and outcomes; (iv) require significant management attention and resources to remedy any damages that result; (v) subject us to claims for breach of contract, damages, credits, penalties, or termination of leases or other agreements and/or (vi) damage our reputation among our client tenants and investors generally.
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
We have made capital commitments to joint ventures that target net leased assets across Europe. These investments may be affected by factors particular to the laws of the jurisdiction in which the property is located. These investments expose us to risks that are different from and in addition to those commonly found in the U.S., including:

•
changing governmental laws, rules and policies, including more stringent environmental and zoning laws, the enactment of laws relating to the foreign ownership of property and the ability of foreign entities to remove invested capital or profits earned from activities within the country to the U.S.;

•	legal systems under which our ability to enforce contractual rights and remedies may be more limited than would be the case under U.S. law;

•
difficulty in conforming obligations in other countries and the burden of complying with a wide variety of foreign laws, rules and regulations, which may be more stringent than U.S. laws, rules and regulations, including tax requirements and land use, zoning, and environmental laws;

•	adverse changes in market conditions, including in the availability, cost and terms of mortgage funds, resulting from varying national economic and political policies or conditions;

•	changes in real estate and other tax rates and requirements and increased operating expenses in particular countries; and

•	restrictions and/or significant costs in repatriating cash and cash equivalents held in foreign bank accounts.
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
Under the Maryland General Corporation Law (the "MGCL") as applicable to REITs, certain "business combinations" between a Maryland REIT and an interested shareholder or an affiliate of an interested shareholder are prohibited for five years after the most recent date on which the interested shareholder becomes an interested shareholder. These business combinations include a merger, consolidation, share exchange, or, in circumstances specified in the statute, an asset transfer or issuance or reclassification of equity securities. An interested shareholder is defined as:

•	any person who beneficially owns, directly or indirectly, 10.0% or more of the voting power of our outstanding voting shares; or

•
an affiliate or associate of the Company who, at any time within the two-year period prior to the date in question, was the beneficial owner, directly or indirectly, of 10% or more of the voting power of our then outstanding shares.

A person is not an interested shareholder under the statute if our board of trustees approves in advance the transaction by which the person otherwise would have become an interested shareholder.
After the five-year prohibition, any business combination between the Maryland REIT and an interested shareholder generally must be recommended by our board of trustees and approved by the affirmative vote of at least:

•	80.0% of the votes entitled to be cast by holders of our outstanding voting shares, voting together as a single voting group; and

•
two-thirds of the votes entitled to be cast by holders of our outstanding voting shares other than shares held by the interested shareholder with whom or with whose affiliate the business combination is to be affected or held by an affiliate or associate of the interested shareholder, voting together as a single voting group.

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

Certain provisions of the MGCL applicable to Maryland real estate investment trusts permit our board of trustees, without shareholder approval and regardless of what is currently provided in our declaration of trust or bylaws, to adopt certain mechanisms, two of which (a classified board and a two-thirds requirement for removing a trustee) we do not have. These provisions may have the effect of limiting or precluding a third party from making an acquisition proposal for us or of delaying, deferring or preventing a change in our control under circumstances that otherwise could provide the holders of our common shares with the opportunity to realize a premium over the then current market price.
The MGCL also limits the ability of a third-party to buy a large stake in us and exercise voting power in electing trustees.
The MGCL, as applicable to REITs, provides that "control shares" of a Maryland REIT acquired in a "control share acquisition" have no voting rights except to the extent approved by a vote of shareholders entitled to cast at least two-thirds of the votes entitled to be cast on the matter, excluding shares owned by the acquiror, by officers or by employees who are trustees of the REIT. "Control shares" are voting shares that would entitle the acquirer to exercise voting power in electing trustees within specified ranges of voting power. Control shares do not include shares the acquiring person is then entitled to vote as a result of having previously obtained shareholder approval or shares issued directly by the REIT. A "control share acquisition" means the acquisition, directly or indirectly, of issued and outstanding control shares, subject to certain exceptions. The control share acquisition statute does not apply (i) to shares acquired in a merger, consolidation or share exchange if we are a party to the transaction or (ii) to acquisitions approved or exempted by our declaration of trust or bylaws. Our bylaws contain a provision exempting from the control share acquisition statute any and all acquisitions by any person of our shares. We cannot assure you that such provision will not be amended or eliminated at any time in the future. If such provision is eliminated, the control share acquisition statute could have the effect of discouraging offers to acquire us and increasing the difficulty of consummating any such offers, even if our acquisition would be in our shareholders' best interests.
Our failure to qualify as a REIT would result in higher taxes and reduced cash available for shareholders.
We intend to continue to operate in a manner to qualify as a REIT for U.S. federal income tax purposes. Our continued qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution and shareholder ownership requirements on a continuing basis. Our ability to satisfy some of the asset tests depends upon the fair market values of our assets, some of which are not able to be precisely determined and for which we will not obtain independent appraisals. If we were to fail to qualify as a REIT in any taxable year, and certain statutory relief provisions were not available, we would be subject to U.S. federal income tax at regular corporate tax rates and distributions to shareholders would not be deductible by us in computing our taxable income. Any such corporate tax liability could be substantial and would reduce the amount of cash available for distribution. Unless entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year during which we ceased to qualify as a REIT. In addition, if we fail to qualify as a REIT, we will no longer be required to make distributions. As a result of all these factors, our failure to qualify as a REIT could impair our ability to expand our business and raise capital, and it would adversely affect the value of our common shares.
Changes to the U.S. federal, state, and local income tax laws, including the enactment of certain tax reform measures, could have a material and adverse effect on us.
The rules dealing with U.S. federal, state and local income taxation are constantly under review by persons involved in the legislative process and by the Internal Revenue Service and the U.S. Treasury Department. Changes to federal, state, and local tax laws (which changes may have retroactive application) could adversely affect our shareholders or us. We cannot predict, when, or if any new federal, state and local tax law, regulation or administrative interpretation, or amendment to any existing tax law, regulation or administrative interpretation will be adopted, promulgated or become effective. If such changes occur, we may be required to pay additional taxes on our assets or income or be subject to additional restrictions. These increased tax costs could, among other things, adversely affect our financial condition, our results of operations and the amount of cash available for the payment of dividends.
The Tax Cuts and Jobs Act (the “Tax Reform Bill”) was recently enacted into law. The Tax Reform Bill will make significant changes to the United States income tax rules applicable to both individuals and corporations. It is not possible to state with certainty the effect of the legislation on us and on an investment in our shares. In particular, the Tax Reform Bill reduced the corporate tax rate and the effective tax rate for individuals with respect to their receipt of ordinary REIT dividends. By reducing the corporate tax rate, it is possible that the Tax Reform Bill will reduce the relative attractiveness to investors (as compared with potential alternative investments) of the generally single level of taxation on REIT distributions.
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
Whether property is held as inventory or primarily for sale to customers in the ordinary course of a trade or business is a question of fact that depends on all the facts and circumstances surrounding the particular transaction. There can be no assurance as to whether or not the Internal Revenue Service might successfully assert that one or more of our dispositions is subject to the 100.0% penalty tax. The Internal Revenue Code provides a safe-harbor pursuant to which limited sales of real property held for at least two years and meeting specified additional requirements will not be treated as prohibited transactions, but fitting within the safe harbor rules limits our operational flexibility.
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
A REIT may own up to 100.0% of the shares of one or more TRSs. A TRS generally may hold assets and earn income that would not be qualifying assets or income if held or earned directly by a REIT. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35.0% of the voting power or value of the shares will automatically be treated as a TRS. Overall, no more than 25.0% (and starting in 2018 no more than 20.0%) of the value of a REIT’s assets may consist of shares or securities of one or more TRSs. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100.0% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis.

We own certain investments and conduct certain operations through TRSs, which pay U.S. federal, state and local income tax on their taxable income, and their after-tax net income will be available for distribution to us but will not be required to be distributed to us. We anticipate that the aggregate value of TRS securities owned by us will be less than 25.0% of the value of our total assets (including such TRS securities). Furthermore, we will monitor the value of our respective investments in our TRSs for the purpose of ensuring compliance with the rule that no more than 25.0% (or 20.0% starting in 2018) of the value of a REIT’s assets may consist of TRS securities (which is applied at the end of each calendar quarter). In addition, we will scrutinize all of our transactions with our TRSs for the purpose of ensuring that they are entered into on arm’s-length terms in order to avoid incurring the 100.0% excise tax described above. The value of the securities that we hold in our TRSs may not be subject to precise valuation. Accordingly, there can be no complete assurance that we will be able to comply with the 25.0% limitation discussed above or avoid application of the 100.0% excise tax discussed above.
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
The price of our common shares may fluctuate significantly.
The trading price of our common shares may fluctuate significantly in response to many factors, including:

•	actual or anticipated variations in our operating results, funds from operations, or FFO, cash flows, liquidity or distributions;

•	changes in our earnings estimates or those of analysts;

•	publication of research reports about it or the real estate industry or sector in which we operate;

•	increases in market interest rates that lead purchasers of our shares to demand a higher dividend yield;

•	changes in market valuations of companies similar to us;

•	adverse market reaction to any securities we may issue or additional debt it incurs in the future;

•	additions or departures of key management personnel;

•	actions by institutional shareholders;

•	speculation in the press or investment community;

•	continuing high levels of volatility in the credit markets;

•	the realization of any of the other risk factors included herein; and

•	general market and economic conditions.
The availability and timing of cash distributions is uncertain.
We are generally required to distribute to our shareholders at least 90.0% of our REIT taxable income, determined without regard to the dividends-paid-deduction and excluding any net capital gain, each year in order for us to qualify as a REIT under the Code, which we intend to satisfy through quarterly cash distributions of all or substantially all of our REIT taxable income in such year, subject to certain adjustments.
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
An increase in market interest rates may have an adverse effect on the market price of our common shares and our ability to make distributions to our shareholders.
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
Risks Related to Our Other Business Operations
We engage in other business operations, including asset management services and a retained interest in our collateralized debt obligations, or CDOs, that are subject to unique risks and which could adversely impact our results of operations.
We receive revenue from third parties pursuant to asset management contracts under which we provide services including property management, operations, project management, and leasing services. In the event we achieve certain target valuations, we may also receive incentive fees in connection with such asset management services. However, such incentive fees are not guaranteed and are subject to risks that may be out of our control. We also retain interests in certain subordinate bonds, preferred shares and ordinary shares in our 2005, 2006 and 2007 collateralized debt obligations. These retained interests (the “Retained CDO Bonds”) are highly speculative and subject to high fluctuations in purported value. The fair value of the Retained CDO Bonds, which are not publicly traded, may not be readily determinable. We value the Retained CDO Bonds quarterly. Because such valuations are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for the Retained CDO Bonds existed. There is no guarantee that we will realize any proceeds from our Retained CDO Bonds, or what the timing of those proceeds might be, and the value of our common shares could be adversely affected if our determinations regarding the fair value of the Retained CDO Bonds were materially higher than the values that we ultimately realize upon their disposal.

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
(Dollar amounts in thousands, except per square foot amounts)
Current Property Portfolio
As of December 31, 2017, our consolidated property portfolio was comprised of industrial, office, and specialty retail properties containing an aggregate of approximately 82,146,063 rentable square feet. The following table presents the geographic diversification of our consolidated properties as of December 31, 2017.

GPT PORTFOLIO:

Markets	Number of Properties	Rentable SF	Occupancy Percentage	Annualized Base Rent	ABR / Leased SF	% of Total ABR by Property Type	WALT[1]
Industrial
NORTHEAST U.S.
Baltimore/Washington	12	3,226,480	100.0%	$17,574	$5.45	4.9%	5.0
Boston	3	972,277	100.0%	6,086	6.26	1.7%	8.0
Central PA	7	2,392,875	99.2%	12,052	5.08	3.4%	4.3
New York/New Jersey	6	350,286	100.0%	4,401	12.56	1.2%	6.6
Philadelphia	6	1,240,663	100.0%	7,802	6.29	2.2%	11.0
Other	4	854,377	100.0%	6,612	7.74	1.8%	8.8
Northeast U.S. Subtotal	38	9,036,958	99.8%	$54,527	$6.05	15.2%	6.6
SOUTHEAST U.S.
Atlanta	30	7,515,479	89.5%	$26,916	$4.00	7.5%	5.9
Charleston	9	2,838,066	84.1%	8,605	3.61	2.4%	5.8
Charlotte	5	1,170,310	100.0%	4,351	3.72	1.2%	4.9
Jacksonville	3	1,843,540	100.0%	7,551	4.10	2.1%	5.7
Memphis	10	5,226,391	92.8%	15,231	3.14	4.3%	4.5
Nashville	2	377,600	100.0%	1,080	2.86	0.3%	18.0
Raleigh/Durham	2	247,500	100.0%	1,398	5.65	0.4%	8.5
Savannah	3	1,419,784	100.0%	5,077	3.58	1.4%	3.7
South Florida	13	2,903,531	100.0%	15,634	5.38	4.4%	9.1
Spartanburg	21	3,229,108	96.8%	13,547	4.33	3.8%	5.6
Tampa/Orlando	8	1,014,646	100.0%	5,180	5.11	1.4%	7.5
Other	9	2,301,188	100.0%	9,101	3.95	2.5%	5.5
Southeast U.S. Subtotal	115	30,087,143	94.3%	$113,671	$4.01	31.7%	6.2
MIDWEST U.S.
Chicago	38	8,684,787	97.9%	$46,451	$5.47	13.0%	9.7
Cincinnati	5	1,813,378	100.0%	6,472	3.57	1.8%	3.9
Columbus	6	3,368,402	100.0%	11,268	3.35	3.1%	5.0
Indianapolis	8	4,256,883	100.0%	18,696	4.39	5.2%	8.2
Kansas City	1	1,107,000	100.0%	4,915	4.44	1.4%	2.1
Milwaukee	3	452,752	33.2%	593	3.95	0.2%	1.7
Minneapolis	4	1,355,994	100.0%	7,553	5.57	2.1%	7.1
Other	8	2,626,596	92.3%	10,148	4.19	2.8%	6.3
Midwest U.S. Subtotal	73	23,665,792	97.1%	$106,096	$4.62	29.6%	7.7
WESTERN U.S.
Austin	3	428,217	78.7%	$3,114	$9.24	0.9%	12.9
Bay Area	5	945,193	100.0%	8,642	9.14	2.4%	7.2
Dallas	16	5,546,430	98.8%	24,658	4.50	6.9%	7.1
Denver	3	632,562	100.0%	3,266	5.16	0.9%	5.2
Houston	7	1,166,578	95.7%	8,378	7.51	2.3%	11.0
Las Vegas	1	232,856	100.0%	1,397	6.00	0.4%	13.9
Los Angeles/Inland Empire	17	2,044,290	100.0%	23,267	11.38	6.5%	9.3
Phoenix	1	217,422	81.3%	627	3.55	0.2%	3.7
Seattle	3	433,199	100.0%	2,902	6.70	0.8%	4.9
Other	7	1,384,584	100.0%	7,547	5.45	2.1%	9.2
Western U.S. Subtotal	63	13,031,331	98.1%	$83,798	$6.56	23.4%	8.5
U.S. Industrial Total	289	75,821,224	96.5%	$358,092	$4.90	100.0%	7.2

1.	Weighted average lease term ("WALT") is based on leases executed as of December 31, 2017.

Markets	Number of Properties	Rentable SF	Occupancy Percentage	Annualized Base Rent	ABR / Leased SF	% of Total ABR by Property Type	WALT[1]
Office
NORTHEAST U.S.
Baltimore/Washington	2	89,939	100.0%	$1,996	$22.20	2.4%	1.1
New York/New Jersey	4	652,676	100.0%	15,296	23.44	18.3%	3.8
Philadelphia	1	299,809	100.0%	6,112	20.39	7.3%	7.0
Northeast U.S. Subtotal	7	1,042,424	100.0%	$23,404	$22.45	28.0%	4.4
SOUTHEAST U.S.
Charlotte	1	113,600	100.0%	$1,278	$11.25	1.5%	8.5
Jacksonville	5	420,127	78.3%	6,153	18.70	7.4%	8.8
Nashville	1	88,958	100.0%	1,245	14.00	1.5%	11.5
Raleigh/Durham	3	264,728	95.0%	5,192	20.65	6.2%	5.9
Savannah	1	21,625	100.0%	192	8.87	0.2%	5.5
South Florida	4	577,965	100.0%	10,203	17.65	12.2%	6.0
Tampa/Orlando	1	19,201	100.0%	165	8.57	0.2%	5.5
Other	1	13,072	75.1%	87	8.87	0.1%	5.5
Southeast U.S. Subtotal	17	1,519,276	92.9%	$24,515	$17.37	29.3%	7.1
MIDWEST U.S.
Chicago	2	199,104	99.4%	$4,210	$21.28	5.0%	2.3
Columbus	1	315,102	100.0%	4,041	12.82	4.8%	1.0
Kansas City	1	23,527	51.7%	108	8.87	0.1%	5.5
Other	2	38,800	100.0%	424	10.94	0.5%	4.6
Midwest U.S. Subtotal	6	576,533	97.8%	$8,783	$15.57	10.4%	1.8
WESTERN U.S.
Bay Area	1	31,691	100.0%	$281	$8.87	0.3%	5.5
Dallas	2	309,997	99.6%	5,569	18.03	6.7%	1.5
Houston	3	345,810	100.0%	6,347	18.35	7.6%	5.7
Los Angeles/Inland Empire	3	205,762	93.1%	3,012	15.73	3.6%	2.9
Phoenix	8	956,989	100.0%	11,644	12.17	13.9%	7.8
Other	2	28,915	45.3%	115	8.64	0.1%	5.4
Western U.S. Subtotal	19	1,879,164	98.3%	$26,968	$14.59	32.2%	5.4
U.S. Office Total	49	5,017,397	97.0%	$83,670	$17.19	100.0%	5.2

1.	WALT is based on leases executed as of December 31, 2017.

Markets	Number of Properties	Rentable SF	Occupancy Percentage	Annualized Base Rent	ABR / Leased SF	% of Total ABR by Property Type	WALT[1]
Specialty Retail
NORTHEAST U.S.
Baltimore/Washington	2	132,458	100.0%	$2,305	$17.40	13.2%	16.7
Central PA	1	4,800	100.0%	171	35.56	1.0%	1.2
Northeast U.S. Subtotal	3	137,258	100.0%	$2,476	$18.04	14.2%	15.6
SOUTHEAST U.S.
Jacksonville	1	6,658	100.0%	$59	$8.87	0.3%	5.5
Memphis	1	112,110	100.0%	1,787	15.94	10.2%	17.5
Tampa/Orlando	1	16,992	100.0%	162	9.55	0.9%	4.9
Other	1	2,048	100.0%	83	40.28	0.5%	6.0
Southeast U.S. Subtotal	4	137,808	100.0%	$2,091	$15.18	11.9%	15.7
MIDWEST U.S.
Chicago	1	22,872	100.0%	$637	$27.86	3.6%	3.3
Cincinnati	1	127,040	100.0%	1,612	12.69	9.2%	17.5
Minneapolis	1	176,704	100.0%	1,508	8.53	8.6%	17.5
Other	4	243,913	100.0%	3,571	14.64	20.4%	16.7
Midwest U.S. Subtotal	7	570,529	100.0%	$7,328	$12.85	41.8%	15.9
WESTERN U.S.
Dallas	1	129,155	100.0%	$1,755	$13.59	10.0%	17.5
Denver	1	129,182	100.0%	2,080	16.10	11.9%	17.5
Los Angeles/Inland Empire	8	146,638	94.5%	1,262	9.11	7.2%	5.3
Other	3	56,872	100.0%	505	8.87	2.9%	5.5
Western U.S. Subtotal	13	461,847	98.3%	$5,602	$12.34	32.0%	13.7
U.S. Specialty Retail Total	27	1,307,442	99.4%	$17,497	$13.47	100.0%	15.1

1.	WALT is based on leases executed as of December 31, 2017.
Development Plans
As of December 31, 2017, our plans for development are primarily focused on pursuing build-to-suit transactions where a tenant has signed a lease in advance of construction and a developer or builder bears the risk of completion on-time and on-budget, as well as performing property improvements specified in leases. We may renovate, improve, expand or repair existing properties where we believe the incremental investment increases the value of the property and the incremental capital can be invested at attractive risk-adjusted returns. We will, from time to time, acquire adjacent land parcels to properties in our portfolio in order to accommodate expansions of existing properties or acquire undeveloped land parcels with the intention to develop industrial buildings on them in the future. As of December 31, 2017, we had seven industrial developments in progress for a total estimated investment of approximately $100.9 million.
During the year ended December 31, 2017, we entered into a mezzanine lending facility with a leading industrial developer to provide up to 85.0% loan-to-cost mezzanine debt capital on new industrial developments in select markets. We believe that this allows us the opportunity to participate in strong industrial market fundamentals with a risk exposure more appropriate to our investment strategy. As of December 31, 2017, the carrying value of our loan investments was $22,154 and the loan investments had an aggregate weighted average interest rate of 10.47%.

The following table presents the geographic diversification of our consolidated properties in development as of December 31, 2017:

Markets	Number of Properties	Rentable SF	Occupancy Percentage	Annualized Base Rent	ABR / Leased SF	% of Total ABR by Property Type	Draws to Date	Estimated Investment	% Funded	Estimated/Actual Delivery
Industrial Development[1]
Charleston[2]	1	240,800	—%	$—	$—	—%	$17,255	$31,215	55.3%	Q1 2018
Phoenix	1	126,722	100.0%	2,055	16.22	41.4%	11,584	23,272	49.8%	Q1 2018
Charlotte	4	—	—%	—	—	—%	4,548	TBD	TBD	Various
Memphis	1	1,015,740	100.0%	2,905	2.86	58.6%	7,017	46,434	15.1%	Q4 2018
Industrial Development Total	7	1,383,262	70.1%	$4,960	$4.34	100.0%	$40,404	$100,921	40.0%

1.	Square footage, occupancy and ABR represent estimated size, occupancy and starting ABR upon building delivery and completion.

2.
Property is reflected was substantially completed in October 2017, however the property is included in the development table because there is substantial remaining improvement work, which was in process as of December 31, 2017. Due to substantial completion, the property has been included in wholly owned portfolio data as of December 31, 2017.

Unconsolidated Equity Investments
Strategic Office Partners - We have a 25.0% interest in Strategic Office Partners, an unconsolidated equity investment that we created with our venture partner TPG Real Estate, which invests in single-tenant office properties located in high-growth metropolitan areas in the United States. We provide asset and property management services for the properties held in Strategic Office Partners. There were 13 properties in the portfolio as of December 31, 2017.
E-Commerce JV - In November 2017, we formed a new joint venture with an investment partner, in which we have a 51.0% interest, and which will acquire, own, and manage Class A distribution centers leased to leading e-commerce tenants on long-term leases across the United States, or the E-Commerce JV. We provide asset and property management services to the E-Commerce JV. The E-Commerce JV did not own any properties as of December 31, 2017.
European Investment Funds - In October 2017, we formed a new European investment fund with several other equity investment partners, in which we have an interest of approximately 19.9% and for which we provide asset and property management services, or the Gramercy European Property Fund III. The Gramercy European Property Fund III did not own any properties as of December 31, 2017. In July 2017, the Gramercy European Property Fund, a European investment fund in which we owned a 14.2% interest, was dissolved and, concurrently, we sold our 5.1% interest in the Goodman Europe JV. As of December 31, 2017, we did not have any remaining interest in the Gramercy European Property Fund or the Goodman Europe JV.
Goodman UK JV - We have an 80.0% ownership interest in the Goodman UK JV, a joint venture that invests in industrial properties in the United Kingdom, which are managed by the Goodman Group, our joint venture partner. There was one property in the portfolio as of December 31, 2017.
Morristown JV - We have a 50.0% interest in an office property located in Morristown, New Jersey. In October 2015, the Morristown JV entered into a leasing and construction management agreement to complete specific improvements at the property.

Philips JV - We have a 25.0% interest in the Philips JV, a joint venture that owns one office building located in Somerset, New Jersey which is 100.0% net leased through December 2021 and financed by a $38,662 fixed-rate mortgage note with maturity in September 2035. As of December 31, 2017, our carrying value in the Philips JV was $0 and we are not recognizing any income from the Philips JV.
CBRE Strategic Partners Asia - We have a 5.07% ownership interest in CBRE Strategic Partners Asia, a real estate investment fund in China that has a third-party investment manager. The fund’s term ended in January 2017, it commenced liquidation in February 2017, and it will wind up over the next 12 months. There was one property in the fund as of December 31, 2017.
The following table presents the geographic diversification of our investments in unconsolidated properties as of December 31, 2017:

Unconsolidated Entities[1]
Markets	Number of Properties	% Owned	Rentable SF	Occupancy Percentage	Annualized Base Rent (Gramercy Attributable)	ABR / Leased SF	% of Total ABR	WALT[2]
United States
Strategic Office Partners[3]	13	25.0%	1,848,887	98.5%	$8,726	$19.17	88.6%	3.7
Morristown JV	1	50.0%	41,861	29.4%	137	22.29	1.4%	0.8
Philips JV	1	25.0%	199,900	100.0%	987	19.75	10.0%	4.0
United States Subtotal	15		2,090,648	97.3%	$9,850	$19.24	100.0%	3.7
Europe
Goodman UK JV	1	80.0%	186,618	—%	$—	$—	—%	N/A
Europe Subtotal	1		186,618	—%	$—	$—	—%	N/A

1.	Table does not include the one property held in our investment in CBRE Strategic Partners Asia.

2.	Weighted by Gramercy attributable ABR as of December 31, 2017.

3.	Metrics include an executed lease which commenced on January 1, 2018.

Lease Expirations
Our properties are leased to tenants for terms generally ranging from five to 20 years with a weighted average remaining term of approximately 7.2 years as of December 31, 2017. Following is a schedule of expiring leases for our consolidated properties by square feet and by annualized minimum base rent as of December 31, 2017, assuming no exercises of lease renewal options, if any:

Wholly Owned Portfolio Lease Expirations
Expiry Year	SF Related to Expiring Leases[1]	% of Total Occupied SF	ABR of Expiring Leases	% of Total ABR
2018	4,554,395	5.7%	$22,603	4.9%
2019	6,279,711	7.9%	35,438	7.7%
2020	5,587,996	7.0%	31,360	6.8%
2021	11,573,471	14.6%	59,742	13.0%
2022	8,669,716	10.9%	39,064	8.5%
2023	6,810,541	8.6%	46,351	10.1%
2024	6,860,118	8.6%	34,435	7.5%
2025	4,127,548	5.2%	26,534	5.8%
2026	4,843,206	6.1%	22,703	4.9%
2027	2,225,944	2.8%	15,967	3.5%
Thereafter	17,776,391	22.4%	125,062	27.2%
Total Occupied	79,309,037	100.0%	$459,259	100.0%
Vacant SF	2,837,026
Total Rentable SF	82,146,063

1.	Square feet related to expiring leases reflects leases that were executed prior to December 31, 2017.
Tenant Diversification
As of December 31, 2017, there were no tenants that occupied more than 3.2% of our consolidated properties based on total leased square feet or that occupied more than 5.6% of our consolidated properties based on ABR.

The following tables present our 15 largest tenants and 15 largest industries, based on total ABR as of December 31, 2017.

Tenant Diversification by ABR (Wholly Owned Portfolio)
Tenant[1]	ABR	% of Total ABR
FedEx Corp & Subsidiaries	$25,539	5.6%
Life Time Fitness	14,235	3.1%
Bank of America, N.A.	11,552	2.5%
Amazon & Subsidiaries	8,943	1.9%
The Clorox International Company	8,822	1.9%
Preferred Freezer Services	8,724	1.9%
JPMorgan Chase Bank, National Association	6,352	1.4%
Endo Pharmaceuticals Inc.	6,112	1.3%
Whirlpool Corporation	5,812	1.3%
Eisai, Inc.	5,607	1.2%
Nokia of America Corporation	5,437	1.2%
XPO Logistics	5,377	1.2%
Conopco, Inc.	5,313	1.2%
Adesa Texas, Inc.	5,256	1.1%
PPD Development	5,192	1.1%
Remaining 340+ Tenants	330,987	72.1%
Total	$459,260	100.0%

1.
For simplification, certain tenants have been listed in the above tables as the parent entity of the named lease entities. This simplification has been made where we have multiple leases across different properties leased to the same family of companies in order to show our true exposure to the larger organization.

Tenant Industry Diversification (Wholly Owned Portfolio)
Industry	ABR	% of Total ABR
Food & Beverage	$69,538	15.1%
Consumer Goods	58,496	12.7%
Logistics, Transportation & Trucking	53,748	11.7%
Financial Services	32,569	7.1%
Automotives	29,098	6.3%
Paper, Plastics & Glass	27,370	6.0%
Industrial Manufacturing	26,887	5.9%
Healthcare	25,643	5.6%
Technology, Media & Telecom	19,668	4.3%
Distributors	19,048	4.1%
Retail	16,667	3.6%
Business Services	14,977	3.3%
Aerospace & Defense	11,987	2.6%
E-Commerce	10,976	2.4%
Oil & Gas	6,042	1.3%
Warehouse Services	2,358	0.5%
Advertising	204	—%
Other	33,984	7.5%
Total	$459,260	100.0%

ITEM 3.	LEGAL PROCEEDINGS
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
In connection with our property acquisitions and the Merger, we identified a risk that we may have to pay future amounts to tenants related to continuing operating expense reimbursement audits. In 2017, we settled the majority of our operating expense reimbursement audits and paid $3.5 million pursuant to a settlement in February 2017.
In addition, we and/or one or more of our subsidiaries are party to various litigation matters that are considered routine litigation incidental to our or their business, none of which are considered material.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

Part II

ITEM 5.	MARKET FOR REGISTRANTS' COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(Dollar amounts in thousands, except per share data)
Market Information
Gramercy Property Trust
Our common shares are listed on the NYSE under the trading symbol “GPT.” The table below sets forth the quarterly high and low closing sales prices of our common shares on the NYSE for the years ended December 31, 2017 and 2016 and the dividends paid by us with respect to the periods indicated. All share and per share data has been adjusted for the 1-for-3 reverse share split that was effective after the close of trading on December 30, 2016.

	2017			2016
Quarter Ended	High	Low	Dividends	High	Low	Dividends
March 31	$28.25	$25.37	$0.375	$25.47	$20.40	$0.330
June 30	$30.96	$26.52	$0.375	$27.66	$24.90	$0.330
September 30	$30.92	$28.74	$0.375	$29.97	$27.39	$0.330
December 31	$31.10	$26.66	$0.375	$28.59	$24.15	$0.375
On February 23, 2018, the reported closing sale price per share on the NYSE was $22.35 and there were approximately 1,537 holders of record. This number does not include shareholders’ shares held in nominee or street name.
Units
At December 31, 2017, there were 4,398,935 OP Units outstanding and held by persons other than the Company, which received distributions per unit in the same manner as dividends per share were distributed to common shareholders.
GPT Operating Partnership LP
There is no established public trading market for the OP Units. On February 23, 2018, there were 39 holders of record and 166,178,007 common units outstanding, 160,782,974 of which were held by Gramercy Property Trust. The table below sets forth the quarterly distributions paid by the Operating Partnership to holders of its common units with respect to the periods indicated.

Quarter Ended	2017	2016
March 31	$0.375	$0.330
June 30	$0.375	$0.330
September 30	$0.375	$0.330
December 31	$0.375	$0.375
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
Each time we issue Gramercy common shares, other than in exchange for OP Units when such OP Units are presented for redemption, we contribute the proceeds of such issuance to the Operating Partnership in return for an equivalent number of OP Units with rights and preferences analogous to the shares issued.
We have 3,500,000 shares of 7.125% Series A Preferred Shares, or Series A Preferred Shares, outstanding. Holders of our Series A Preferred Shares are entitled to receive annual dividends of $1.78125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions.
Share Performance Graph
This graph compares the performance of our shares with the Standard & Poor’s 500 Composite Index and the NAREIT All REIT Index. This graph assumes $100 invested on December 31, 2012 and assumes the reinvestment of dividends.

Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2017, relating to our equity compensation plans pursuant to which our common shares or other equity securities may be granted from time to time.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders [1]	70,971	$23.19	2,732,649
Total	70,971	$23.19	2,732,649

1.
Includes the 2004 Equity Incentive Plan, 2015 Equity Incentive Plan, and 2016 Equity Incentive Plan. For more information on our equity compensation plans, refer to Note 11 in the accompanying financial statements.

ITEM 6.	SELECTED FINANCIAL DATA
(Dollar amounts in thousands, except per share and per unit data)
The following tables set forth our selected financial data and should be read in conjunction with our financial statements and notes thereto included in Item 8, “Financial Statements and Supplementary Data,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in this Form 10-K.

Gramercy Property Trust
Operating Data

	Year Ended December 31,
	2017	2016	2015	2014	2013
Total revenues	$545,220	$517,264	$237,272	$107,940	$56,704
Property operating expenses	(96,981)	(93,123)	(42,076)	(21,120)	(1,411)
Property management expenses	(10,948)	(20,118)	(19,446)	(17,500)	(20,868)
Depreciation and amortization	(263,666)	(241,527)	(97,654)	(36,408)	(5,675)
General and administrative expenses	(36,887)	(33,237)	(19,794)	(18,416)	(18,210)
Acquisition and merger-related expenses	—	(9,558)	(61,340)	(6,171)	(2,808)
Total operating expenses	(408,482)	(397,563)	(240,310)	(99,615)	(48,972)
Operating income (loss)	136,738	119,701	(3,038)	8,325	7,732
Other income (expense)
Interest expense	(96,852)	(75,434)	(34,663)	(16,586)	(1,732)
Net impairment recognized in earnings	(4,890)	—	—	(4,816)	(2,002)
Loss on derivative instruments	—	—	—	(3,300)	(115)
Equity in net income (loss) of unconsolidated equity investments	48,248	2,409	(1,107)	1,959	(5,662)
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	7,229	—	—	—
Gain on remeasurement of previously held unconsolidated equity investment interests	—	—	—	72,345	—
Loss on extinguishment of debt	(6,702)	(20,890)	(9,472)	(1,925)	—
Impairment of real estate investments	(37,822)	(11,107)	—	—	—
Income (loss) from continuing operations before provision for taxes	38,720	21,908	(48,280)	56,002	(1,779)
Provision for taxes	644	(3,160)	(2,153)	(809)	(6,393)
Income (loss) from continuing operations	39,364	18,748	(50,433)	55,193	(8,172)
Income (loss) from discontinued operations	(89)	5,399	875	(524)	392,999
Income (loss) before net gain on disposals	39,275	24,147	(49,558)	54,669	384,827
Net gain on disposals	46,808	3,877	839	—	—
Gain on sale of European unconsolidated equity investment interests held with a related party	—	5,341	—	—	—
Net Income (loss)	86,083	33,365	(48,719)	54,669	384,827
Net (income) loss attributable to noncontrolling interest	(820)	(7)	791	236	—
Net income (loss) attributable to Gramercy Property Trust	85,263	33,358	(47,928)	54,905	384,827
Preferred share redemption costs	—	—	—	(2,912)	—
Preferred share dividends	(6,234)	(6,234)	(6,234)	(7,349)	(7,162)
Net Income (loss) available to common shareholders	$79,029	$27,124	$(54,162)	$44,644	$377,665
Net income (loss) per common share - Basic	$0.52	$0.19	$(0.89)	$1.60	$23.10
Net income (loss) per common share - Diluted	$0.52	$0.19	$(0.89)	$1.56	$23.10
Basic weighted average shares outstanding	150,660,964	140,192,424	60,698,716	27,860,728	16,347,951
Diluted weighted average shares outstanding	150,679,909	141,009,021	60,698,716	28,641,836	16,347,951

Balance Sheet Data

	As of December 31,
	2017	2016	2015	2014	2013
Total real estate investments, net	$5,554,673	$4,656,864	$3,931,677	$1,040,022	$333,465
Investment in unconsolidated equity investments	70,214	101,807	580,000	—	39,385
Total assets	6,456,036	5,603,527	5,834,518	1,500,000	491,663
Secured debt, net	563,521	558,642	530,222	161,642	167,180
Unsecured debt, net	2,302,099	1,896,133	1,727,429	307,836	—
Total liabilities	3,203,703	2,842,493	2,912,549	577,090	225,190
Noncontrolling interest in the Operating Partnership	113,530	8,643	10,892	16,129	—
Shareholders' equity	3,138,803	2,752,391	2,911,077	906,781	266,473
Other Data

	Year Ended December 31,
	2017	2016	2015	2014	2013
Funds from operations - diluted[1]	$305,329	$274,509	$42,136	$12,297	$1,267
Cash flows provided by operating activities	290,318	229,252	37,359	32,787	29,403
Cash flows provided by (used in) investing activities	(824,463)	89,541	(832,790)	(471,174)	(216,092)
Cash flows provided by (used in) financing activities	496,666	(393,006)	748,908	595,171	124,620

1.
We present FFO because we consider it an important supplemental measure of our operating performance and believe that it is frequently used by securities analysts, investors and other interested parties in the evaluation of REITS. The revised White Paper on FFO approved by the Board of Governors of the National Association of Real Estate Investment Trusts, or NAREIT, defines FFO as net income (loss) (determined in accordance with GAAP), excluding impairment write-downs of investments in depreciable real estate and investments in in-substance real estate investments, and sales of depreciable operating properties, plus real estate-related depreciation and amortization (excluding amortization of deferred financing costs), less distributions to noncontrolling interests and gains/losses from discontinued operations and after adjustments for unconsolidated partnerships, joint ventures, and equity investments. FFO does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP), as an indication of our financial performance, or to cash flow from operating activities (determined in accordance with GAAP) as a measure of our liquidity, nor is it entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited. A reconciliation of FFO to net income computed in accordance with GAAP is provided in Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," under the heading "Non-GAAP Financial Measures."

GPT Operating Partnership LP
Operating Data

	Year Ended December 31,
	2017	2016	2015	2014	2013
Total revenues	$545,220	$517,264	$237,272	$107,940	$56,704
Property operating expenses	(96,981)	(93,123)	(42,076)	(21,120)	(1,411)
Property management expenses	(10,948)	(20,118)	(19,446)	(17,500)	(20,868)
Depreciation and amortization	(263,666)	(241,527)	(97,654)	(36,408)	(5,675)
General and administrative expenses	(36,887)	(33,237)	(19,794)	(18,416)	(18,210)
Acquisition expenses	—	(9,558)	(61,340)	(6,171)	(2,808)
Total operating expenses	(408,482)	(397,563)	(240,310)	(99,615)	(48,972)
Operating income (loss)	136,738	119,701	(3,038)	8,325	7,732
Other income (expense)
Interest expense	(96,852)	(75,434)	(34,663)	(16,586)	(1,732)
Net impairment recognized in earnings	(4,890)	—	—	(4,816)	(2,002)
Loss on derivative instruments	—	—	—	(3,300)	(115)
Equity in net income (loss) of unconsolidated equity investments	48,248	2,409	(1,107)	1,959	(5,662)
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	7,229	—	—	—
Gain on remeasurement of previously held unconsolidated equity investment interests	—	—	—	72,345	—
Loss on extinguishment of debt	(6,702)	(20,890)	(9,472)	(1,925)	—
Impairment of real estate investments	(37,822)	(11,107)	—	—	—
Income (loss) from continuing operations before provision for taxes	38,720	21,908	(48,280)	56,002	(1,779)
Provision for taxes	644	(3,160)	(2,153)	(809)	(6,393)
Income (loss) from continuing operations	39,364	18,748	(50,433)	55,193	(8,172)
Income (loss) from discontinued operations	(89)	5,399	875	(524)	392,999
Income (loss) before net gain on disposals	39,275	24,147	(49,558)	54,669	384,827
Net gain on disposals	46,808	3,877	839	—	—
Gain on sale of European unconsolidated equity investment interests held with a related party	—	5,341	—	—	—
Net Income (loss)	86,083	33,365	(48,719)	54,669	384,827
Net loss attributable to noncontrolling interest in other partnerships	114	77	415	—	—
Net income (loss) attributable to GPTOP	86,197	33,442	(48,304)	54,669	384,827
Preferred share redemption costs	—	—	—	(2,912)	—
Preferred share distributions	(6,234)	(6,234)	(6,234)	(7,349)	(7,162)
Net Income (loss) available to common unitholders	$79,963	$27,208	$(54,538)	$44,408	$377,665
Net income (loss) per common unit - Basic	$0.52	$0.19	$(0.89)	$1.58	$23.10
Net income (loss) per common unit - Diluted	$0.52	$0.19	$(0.89)	$1.55	$23.10
Basic weighted average common units outstanding	152,396,667	140,889,086	61,217,052	28,135,549	16,347,951
Diluted weighted average common units outstanding	152,415,612	141,705,683	61,217,052	28,641,836	16,347,951

Balance Sheet Data

	As of December 31,
	2017	2016	2015	2014	2013
Total real estate investments, net	$5,554,673	$4,656,864	$3,931,677	$1,040,022	$333,465
Investment in unconsolidated equity investments	70,214	101,807	580,000	—	39,385
Total assets	6,456,036	5,603,527	5,834,518	1,500,000	491,663
Secured debt, net	563,521	558,642	530,222	161,642	167,180
Unsecured debt, net	2,302,099	1,896,133	1,727,429	307,836	—
Total liabilities	3,203,703	2,842,493	2,912,549	577,090	225,190
Limited partner interest in the Operating Partnership	113,530	8,643	10,892	16,129	—
Partners' capital	3,138,803	2,752,391	2,911,077	906,781	266,473

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollar amounts in thousands, except per share and per unit data)
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
We earn revenues primarily through rental revenues on properties that we own in the United States. We also own unconsolidated equity investments in the United States, Europe, and Asia. Our operations are conducted primarily through the Operating Partnership. As of December 31, 2017, third-party holders of limited partnership interests owned approximately 2.67% of the Operating Partnership. These interests are referred to as the noncontrolling interests in the Operating Partnership.
As of December 31, 2017, our wholly-owned portfolio consisted of 365 properties comprising 82,146,063 rentable square feet with 96.5% occupancy. As of December 31, 2017, we had ownership interests in 16 properties which were held in unconsolidated equity investments in the United States and Europe and one property held through the investment in CBRE Strategic Partners Asia. As of December 31, 2017, we managed approximately $1,700,000 of commercial real estate assets, including approximately $1,321,000 of assets in Europe, which includes the increase in value due to the European investment sales in July 2017, discussed below.
During the year ended December 31, 2017, we acquired 79 properties aggregating 19,643,747 square feet for a total purchase price of approximately $1,466,811, including the acquisition of a previously consolidated variable interest entity, or VIE, for $29,605, a vacant property for $2,400, two land parcels for $6,840, and one build-to-suit property upon completion for $63,244. Additionally, during the year ended December 31, 2017, we acquired seven land parcels for an aggregate purchase price of $10,190, on which we committed to construct industrial facilities for an estimated $95,511. During the year ended December 31, 2017, we sold 34 properties and two offices from another asset aggregating 3,203,565 square feet for total gross proceeds of approximately $412,578.
In July 2017, we disposed of our existing European unconsolidated equity investment interests, which resulted in net distributions to us of approximately $102,785 (€90,107), inclusive of a promoted interest distribution of approximately $8,840 (€7,727). Refer to Note 5 in the accompanying financial statements for more information on the sale transactions.
Prior to December 17, 2015, we were known as Chambers Street Properties, or Chambers. On December 17, 2015, we completed a merger, or the Merger, with Gramercy Property Trust Inc., or Legacy Gramercy. While we were the surviving legal entity, immediately following consummation of the Merger, we changed our name to “Gramercy Property Trust” and our New York Stock Exchange, or NYSE, trading symbol to “GPT.” As a result of the Merger, the financial information set forth herein subsequent to December 17, 2015 reflects results of the combined company and financial information prior to December 17, 2015 reflects Legacy Gramercy results. For this reason, period to period comparisons may not be meaningful.
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
Significant 2017 Activities
For descriptions of significant activities in 2017, refer to "Part I, Item 1. Business."
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
We are the sole general partner of the Operating Partnership, which is the 100.0% owner of all of its direct and indirect subsidiaries, except that as of December 31, 2017 third-party holders of limited partnership interests owned approximately 2.67% of the beneficial interest in the Operating Partnership. These interests are referred to as the noncontrolling interests in the Operating Partnership. The Operating Partnership conducts commercial real estate investment business operations and third-party asset management business operations through various wholly-owned entities.
Property Portfolio
As of December 31, 2017, our wholly-owned portfolio consisted of 365 properties comprising 82,146,063 rentable square feet with 96.5% occupancy, not including build-to-suit properties that have not yet been placed in service.
The following is a summary of the characteristics of our wholly-owned property portfolio at December 31, 2017:

•	Weighted average remaining lease term of 7.2 years (based on annual base rent, or ABR);

•	33.3% of tenants investment grade rated or were the subsidiaries of parents with investment grade ratings (based on ABR);

•	Industrial portfolio comprised of approximately 75.8 million aggregate rentable square feet with a total ABR of $358.1 million;

•	Office portfolio comprised of approximately 5.0 million aggregate rentable square feet with a total ABR of $83.7 million; and

•
Top five tenants by ABR include FedEx Corp. and subsidiaries (5.6%), Life Time Fitness (3.1%), Bank of America, N.A. (2.5%), Amazon and subsidiaries (1.9%), and The Clorox International Company (1.9%).

Unconsolidated Equity Investments
As of December 31, 2017, we had ownership interests in 17 industrial and office properties with 89.6% occupancy, which are held in unconsolidated equity investments that consist of the following:
Strategic Office Partners - We have a 25.0% interest in Strategic Office Partners, an unconsolidated equity investment that we created with our venture partner TPG Real Estate, which invests in single-tenant office properties located in high-growth metropolitan areas in the United States. We provide asset and property management services for the properties held in Strategic Office Partners. There were 13 properties in the portfolio as of December 31, 2017.
E-Commerce JV - In November 2017, we formed the E-Commerce JV with an investment partner, which is a joint venture in which we have a 51.0% interest, and which will acquire, own and manage Class A distribution centers leased to leading e-commerce tenants on long-term leases across the United States. We provide asset and property management services to the E-Commerce JV. During the year ended December 31, 2017, we contributed $17,811 to the E-Commerce JV to fund purchase deposits. The E-Commerce JV did not own any properties as of December 31, 2017.
European Investment Funds - In October 2017, we formed the Gramercy European Property Fund III, which is a European investment fund created with several other equity investment partners, in which we have an approximate 19.9% interest and for which we provide asset and property management services. During the year ended December 31, 2017, we contributed $3,016 (€2,514) to the Gramercy European Property Fund III, of which $2,266 (€1,888) was accrued at December 31, 2017 and funded in January 2018. The Gramercy European Fund III did not own any properties as of December 31, 2017. In July 2017, the Gramercy European Property Fund was dissolved and, concurrently, we sold our 5.1% interest in the Goodman Europe JV. As of December 31, 2017, we did not have any remaining interest in the Gramercy European Property Fund or the Goodman Europe JV.
Goodman UK JV - We have an 80.0% ownership interest in the Goodman UK JV, a joint venture that invests in logistics focused warehouse/distribution/logistics properties in the United Kingdom, which are managed by the Goodman Group, our joint venture partner. There was one property in the portfolio as of December 31, 2017.
Morristown JV - In October 2015, we sold 50.0% of our interest in an office property located in Morristown, New Jersey and concurrently, entered into a joint venture agreement forming the Morristown JV. In October 2015, the Morristown JV entered into a leasing and construction management agreement to complete specific improvements at the property.
Philips JV - We have a 25.0% interest in the Philips JV, a joint venture that owns one office building located in Somerset, New Jersey which is 100.0% net leased through December 2021 and financed by a $38,662 fixed-rate mortgage note with maturity in September 2035. As of December 31, 2017, our carrying value in the Philips JV was $0 and we are not recognizing any income from the Philips JV.
CBRE Strategic Partners Asia - We have a 5.07% ownership interest in CBRE Strategic Partners Asia, a real estate investment fund in China that has a third-party investment manager. The fund’s term ended in January 2017, it commenced liquidation in February 2017, and it will wind up over the next 12 months. There was one property in the fund as of December 31, 2017.

Critical Accounting Policies
The following discussion related to our Consolidated Financial Statements should be read in conjunction with the financial statements appearing in Item 8 of this Annual Report on Form 10-K.
Our discussion and analysis of financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. These accounting principles require us to make some complex and subjective decisions and assessments. Our most critical accounting policies involve decisions and assessments, which could significantly affect our reported assets, liabilities and contingencies, as well as our reported revenues and expenses. We believe that all of the decisions and assessments upon which our financial statements are based were reasonable at the time and made based upon information available to us at that time. We evaluate these decisions and assessments on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions.
Real Estate Investments
Real Estate Acquisitions
In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-01, Amendments to Business Combinations, which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. Although we are not required to implement ASU 2017-01 until annual periods beginning after December 15, 2017, including interim periods within those periods, we early adopted the new standard in the first quarter of 2017. As a result, we evaluated our real estate acquisitions during the year ended December 31, 2017 under the new framework and determined the properties acquired did not meet the definition of a business, thus the transactions were accounted for as asset acquisitions. Refer to the "Recently Issued Accounting Pronouncements" section in Note 2 in the accompanying financial statements for more information on the new guidance.
We evaluate our acquisitions of real estate, including equity interests in entities that predominantly hold real estate assets, to determine if the acquired assets meet the definition of a business and need to be accounted for as a business combination, or alternatively, should be accounted for as an asset acquisition. An integrated set of assets and activities acquired does not meet the definition of a business if either (i) substantially all the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets, or (ii) the asset and activities acquired do not contain at least an input and a substantive process that together significantly contribute to the ability to create outputs. We expect that its real estate acquisitions will not meet the definition of business combinations.
Acquisitions of real estate that do not meet the definition of a business, including sale-leaseback transactions that have newly-originated leases and real estate investments under construction, or build-to-suit investments, are recorded as asset acquisitions. The accounting for asset acquisitions is similar to the accounting for business combinations, except that the acquisition consideration, including acquisition costs, is allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. Based on this allocation methodology, asset acquisitions do not result in the recognition of goodwill or a bargain purchase. We incur internal transaction costs, which are direct, incremental internal costs related to acquisitions, that are recorded within general and administrative expense. Additionally, for build-to-suit investments in which we may engage a developer to construct a property or provide funds to a tenant to develop a property, we capitalize the funds provided to the developer/tenant and real estate taxes, if applicable, during the construction period.
To determine the fair value of assets acquired and liabilities assumed in an acquisition, which generally include land, building, improvements, and intangibles, such as the value of above- and below-market leases and origination costs associated with the in-place leases at the acquisition date, we utilize various estimates, processes and information to determine the as-if-vacant property value. Estimates of value are made using customary methods, including data from appraisals, comparable sales, and discounted cash flow analyses. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions that may affect the property. We assess the fair value of leases assumed at acquisition based upon estimated cash flow projections that utilize appropriate discount rates and available market information. Refer to the policy section "Intangible Assets and Liabilities" for more information on our accounting for intangibles.
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
For transactions that qualify as business combinations, we recognize the assets acquired and liabilities assumed at fair value, including the value of intangible assets and liabilities, and any excess or deficit of the consideration transferred relative to the fair value of the net assets acquired is recorded as goodwill or a bargain purchase gain, as appropriate. Acquisition costs of business combinations are expensed as incurred.
Capital Improvements
In leasing space, we may provide funding to the lessee through a tenant allowance. Certain improvements are capitalized when they are determined to increase the useful life of the building. During construction of qualifying projects, we capitalize project management fees as permitted to be charged under the lease, if incremental and identifiable. In accounting for tenant allowances, we determine whether the allowance represents funding for the construction of leasehold improvements and evaluate the ownership of such improvements. If we are considered the owner of the leasehold improvements, we capitalize the amount of the tenant allowance and depreciate it over the shorter of the useful life of the leasehold improvements or the lease term. If the tenant allowance represents a payment for a purpose other than funding leasehold improvements, or in the event we are not considered the owner of the improvements for accounting purposes, the allowance is considered to be a lease incentive and is recognized over the lease term as a reduction of rental revenue. Factors considered during this evaluation usually include (i) who holds legal title to the improvements, (ii) evidentiary requirements concerning the spending of the tenant allowance, and (iii) other controlling rights provided by the lease agreement (e.g. unilateral control of the tenant space during the build-out process). Determination of the accounting for a tenant allowance is made on a case-by-case basis, considering the facts and circumstances of the individual tenant lease.
Impairments
We review the recoverability of a property’s carrying value when circumstances indicate a possible impairment of the value of a property, such as an adverse change in future expected occupancy or a significant decrease in the market price of an asset. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property, for properties to be held and used and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less estimated cost of disposal. These assessments are recorded as an impairment loss in our Consolidated Statements of Operations in the period the determination is made. The estimated fair value of the asset becomes its new cost basis and if the asset is to be held and used, the new cost basis will be depreciated or amortized over its remaining useful life. Refer to Note 3 of the accompanying financial statements for further information on impairments.
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
Intangible Assets and Liabilities
As discussed above in the policy section “Real Estate Acquisitions,” we follow the acquisition method of accounting for our asset acquisitions and business combinations and thus allocate the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Identifiable intangible assets include amounts allocated to acquired leases for above- and below- market lease rates and the value of in-place leases. Management also considers information obtained about each property as a result of its pre-acquisition due diligence.
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
The aggregate value of in-place leases represents the costs of leasing costs, other tenant related costs, and lost revenue that we did not have to incur by acquiring a property that is already occupied. Factors considered by management in its analysis of the in-place lease intangibles include an estimate of carrying costs during the expected lease-up period for each property taking into account current market conditions and costs to execute similar leases, including leasing commissions and other related expenses. In estimating carrying costs, management includes real estate taxes, insurance and other operating expenses and estimates of lost rentals at market rates during the anticipated lease-up period. The value of in-place leases is amortized to depreciation and amortization expense over the remaining non-cancelable term of the respective leases, but never over a term that exceeds the remaining depreciable life of the building. If a tenant terminates its lease prior to its contractual expiration and no future rental payments will be received, any unamortized balance of the in-place lease intangible will be written off to depreciation and amortization expense.
Above-market and below-market ground rent intangibles are recorded for properties acquired in which we are the lessee pursuant to a ground lease assumed at acquisition. The above-market and below-market ground rent intangibles are valued similarly to above-market and below-market leases, except that, because we are the lessee as opposed to the lessor, the above-market and below-market ground lease values are amortized as a reduction of and increase to rent expense, respectively, over the remaining non-cancelable terms of the respective leases.
Revenue
Real Estate Investments
Rental revenue from leases on real estate investments is recognized on a straight-line basis over the term of the lease, regardless of when payments are contractually due. The excess of rental revenue recognized over the amounts contractually due according to the underlying leases are included in other liabilities on the Consolidated Balance Sheets. For leases on properties that are under construction at the time of acquisition, we begin recognition of rental revenue upon completion of construction of the leased asset and delivery of the leased asset to the tenant.
Our lease agreements with tenants also generally contain provisions that require tenants to reimburse us for real estate taxes, insurance costs, common area maintenance costs, and other property-related expenses. Under lease arrangements in which we are the primary obligor for these expenses, we recognize such amounts as both revenues and operating expenses. Under lease arrangements in which the tenant pays these expenses directly, such amounts are not included in revenues or expenses. These reimbursement amounts are recognized in the period in which the related expenses are incurred.
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
Management Fees
Our asset and property management agreements may contain provisions for fees related to administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets. We recognize revenue for fees pursuant to our management agreements in the period in which they are earned. Deferred revenue from management fees received prior to the date earned is included in other liabilities on the Consolidated Balance Sheets.
Certain asset management contracts and agreements with our unconsolidated equity investments include provisions that allow it to earn additional fees, generally described as incentive fees or promoted interests, based on the achievement of a targeted valuation or the achievement of a certain internal rate of return on the managed assets held by third parties or the equity investment. We recognize incentive fees on our asset management contracts based upon the amount that would be due pursuant to the contract, if the contract were terminated at the reporting date. If the incentive fee is a fixed amount, only a proportionate share of revenue is recognized at the reporting date, with the remaining fees recognized on a straight-line basis over the measurement period. We recognize promoted interest in the period in which it is determined to be appropriately earned pursuant to the terms of the specific agreement. The values of incentive management fees and promoted interest fees are periodically evaluated by management.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model and is effective for the first interim period within annual reporting periods beginning after December 15, 2017, with early adoption permitted. We will adopt this new guidance in the first quarter of 2018 using the modified retrospective approach and the impact of adoption will not have a material impact on our financial statements. Refer to Note 2 in the accompanying footnotes to our financial statements for more information.
Other Income
Other income primarily consists of miscellaneous property related income, lease termination fees, income accretion on the Company’s Retained CDO Bonds, realized foreign currency exchange gains (losses), and interest income.
Derivative and Non-Derivative Hedging Instruments
In the normal course of business, we are exposed to the effect of interest rate changes and foreign exchange rate changes. We limit these risks by following established risk management policies and procedures including the use of derivatives and non-derivative net investment hedges. We use a variety of derivative instruments that are considered "plain vanilla" derivatives to manage, or hedge, interest rate risk. We enter into derivative and non-derivative hedging instruments that will be maximally effective in reducing the interest rate risk and foreign currency exchange rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. These derivatives and non-derivative hedging instruments typically include interest rate swaps, forward starting swaps, caps, collars and floors, as well as non-derivative net investment hedges. We expressly prohibit the use of unconventional derivative instruments and using derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.
We recognize all derivatives on the Consolidated Balance Sheets at fair value within other assets or other liabilities, depending on the balance at the end of the period. Derivative instruments are valued with the assistance of a third-party specialist and the primary driver of their values is the forward London Interbank Offered Rate, or LIBOR, curve. Derivatives that are not designated as hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value will be immediately recognized in earnings. Derivative accounting may increase or decrease reported net income and shareholders’ equity prospectively, depending on future levels of the LIBOR swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.
Borrowings on the multicurrency tranche of our 2015 Revolving Credit Facility, which are designated as non-derivative net investment hedges, are recognized at par value based on the exchange rate in effect on the date of the draw. Subsequent changes in the exchange rates of our non-derivative net investment hedges are recognized as part of the cumulative foreign currency translation adjustment within other comprehensive income. Refer to Notes 9 and 10 of the accompanying financial statements for additional information on our derivatives and non-derivative hedging instruments.

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

Results of Operations
Comparison of the year ended December 31, 2017 to the year ended December 31, 2016
Revenues

	2017	2016	Change
Rental revenue	$444,194	$387,032	$57,162
Third-party management fees	10,756	35,766	(25,010)
Operating expense reimbursements	83,919	86,878	(2,959)
Other income	6,351	7,588	(1,237)
Total revenues	$545,220	$517,264	$27,956
Equity in net income of unconsolidated equity investments	$48,248	$2,409	$45,839

The increase of $57,162 in rental revenue is due to our wholly-owned property portfolio of 365 properties as of December 31, 2017 compared to 318 properties as of December 31, 2016.
The decrease of $25,010 in third-party management fees is primarily attributable to the decrease of $28,078 in asset management, property management, accounting, and incentive fees earned from our contract with KBS due to property sales from the portfolio subsequent to December 31, 2016 and the expiration of the contract on March 31, 2017. This is partially offset by increases of $2,122 and $1,047 in revenue from our European management platform and Strategic Office Partners, respectively, during the year ended December 31, 2017 compared to the year ended December 31, 2016.
The decrease of $2,959 in operating expense reimbursements is attributable to the reduction in our office portfolio from 69 office properties as of December 31, 2016 to 49 office properties as of December 31, 2017.
For the year ended December 31, 2017, other income is primarily comprised of property related income of $2,835, investment income of $2,233, and lease termination fees of $953. For the year ended December 31, 2016, other income is primarily comprised of a reversal of a contingency accrual of $3,500, investment income of $2,409, realized foreign currency exchange gain (loss), insurance refunds, and miscellaneous property related income.
The equity in net income of unconsolidated equity investments of $48,248 and $2,409 for the years ended December 31, 2017 and 2016, respectively, represents our proportionate share of the income generated by our equity investments. The increase in net income of unconsolidated equity investments is primarily driven by gains of $33,717 related to the disposal of our direct interest in the Goodman Europe JV and the Gramercy European Property Fund’s sale of its assets, as well as $8,840 in promote fee income from European Fund Carry Co.

Expenses

	2017	2016	Change
Property operating expenses	$96,981	$93,123	$3,858
Property management expenses	10,948	20,118	(9,170)
Depreciation and amortization	263,666	241,527	22,139
General and administrative expenses	36,887	33,237	3,650
Acquisition and merger-related expenses	—	9,558	(9,558)
Interest expense	96,852	75,434	21,418
Net impairment recognized in earnings	4,890	—	4,890
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	(7,229)	7,229
Loss on extinguishment of debt	6,702	20,890	(14,188)
Impairment of real estate investments	37,822	11,107	26,715
Provision for taxes	(644)	3,160	(3,804)
Gain on sale of European unconsolidated equity investment interests held with a related party	—	(5,341)	5,341
Net gain on disposals	(46,808)	(3,877)	(42,931)
Total expenses	$507,296	$491,707	$15,589
Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue. The increase of $3,858 is due to increases in real estate tax and other miscellaneous operating expenses during the year ended December 31, 2017 compared to the year ended December 31, 2016.
Property management expenses are comprised of costs related to our asset and property management business. The decrease of $9,170 in property management expenses is primarily related to the reduction of expenses related to our KBS arrangement which ended in the first quarter of 2017. The decrease is partially offset by the increase in expenses related to our European management platform.
The increase of $22,139 in depreciation and amortization expense is due our wholly-owned property portfolio of 365 properties as of December 31, 2017 compared to 318 properties as of December 31, 2016.
The increase of $3,650 in general and administrative expense is primarily related to increased professional fees and as well as increased compensation costs, including share-based compensation costs, related to the growth of the Company.
The decrease of $9,558 in acquisition and merger-related expenses during the year ended December 31, 2017 is attributable to the adoption of ASU 2017-01, Amendments to Business Combinations, in the first quarter of 2017, as a result of which our real estate acquisitions during the period were accounted for as asset acquisitions and thus the related acquisition costs were capitalized into the value of the real estate assets acquired.
The increase of $21,418 in interest expense is primarily due to increased borrowings on our unsecured senior notes which were issued in December 2016, increased borrowings on our 2015 Revolving Credit Facility, and the upsize of our 7-Year Term Loan.
During the year ended December 31, 2017, we recorded net impairment recognized in earnings of $4,890 on our Retained CDO Bonds due to adverse changes in expected cash flows related to the Retained CDO Bonds.

During the year ended December 31, 2016, we recorded a gain of $7,229 related to the distribution of seven properties from our Duke JV during the period.
During the years ended December 31, 2017 and 2016, we recorded loss on extinguishment of debt of $6,702 and $20,890, respectively, related to the unamortized deferred financing costs, premiums and discounts that were immediately expensed upon termination as well as early termination fees incurred related to the Exchangeable Senior Notes and mortgages paid off and transferred during the periods.
During the year ended December 31, 2017, we recognized an impairment on real estate investments of $37,822 related to properties that were disposed during the period as well as seven properties held as of December 31, 2017 that were determined to have nonrecoverable declines in value during the period. During the year ended December 31, 2016, we recognized an impairment on real estate investments of $11,107 related to properties that were disposed during the period as well as one property held as of December 31, 2016 that was determined to have a nonrecoverable decline in value during the period.
The provision for taxes was $(644) and $3,160 for the years ended December 31, 2017 and 2016, respectively. The decrease in tax provision is primarily attributable to the decrease in activity in our TRS and the KBS arrangement which ended in the first quarter of 2017.
During the year ended December 31, 2016, we recorded a gain of $5,341 related to the sale of our 74.9% interest in the Goodman Europe JV during the period.
During the years ended December 31, 2017 and 2016, we realized net gains on disposal of $46,808 and $3,877, respectively, related to the disposals of properties during the periods.

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

Expenses

	2016	2015	Change
Property operating expenses	$93,123	$42,076	$51,047
Property management expenses	20,118	19,446	672
Depreciation and amortization	241,527	97,654	143,873
General and administrative expenses	33,237	19,794	13,443
Acquisition and merger-related expenses	9,558	61,340	(51,782)
Interest expense	75,434	34,663	40,771
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	(7,229)	—	(7,229)
Loss on extinguishment of debt	20,890	9,472	11,418
Impairment of real estate investments	11,107	—	11,107
Provision for taxes	3,160	2,153	1,007
Gain on sale of European unconsolidated equity investment interests held with a related party	(5,341)	—	(5,341)
Net gain on disposals	(3,877)	(839)	(3,038)
Total expenses	$491,707	$285,759	$205,948
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
The decrease of $51,782 in acquisition and merger-related expenses is attributable to $54,945 of merger-related expenses incurred during the year ended December 31, 2015 in connection with the Merger. Merger-related expenses consisted of $29,244 of transaction costs for legal and advisory services, $17,550 of employee costs for termination, severance, and transition expenses, $5,567 of administrative and compliance costs for accounting and regulatory expenses, and $2,584 of integration costs for technology and other transitional matters.
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
During the years ended December 31, 2016 and 2015, we recorded loss on extinguishment of debt of $20,890 and $9,472, respectively, related to the unamortized premiums and discounts as well as early termination fees and defeasance costs associated with 22 mortgage notes paid off and one mortgage note transferred in connection with a property sale in 2016 and the termination of our 2014 Revolving Credit Facility and 2014 Term Loan in 2015.
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
Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet cash requirements, including ongoing commitments to fund acquisitions of real estate assets, repay borrowings, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term and long-term liquidity requirements, including working capital, distributions, debt service and additional investments, consist of: (i) borrowings under our unsecured revolving credit facility and term loans; (ii) proceeds from our common equity and debt offerings; (iii) proceeds from sales of real estate; and (iv) cash flow from operations. We believe these sources of financing will be sufficient to meet our short-term and long-term liquidity requirements.
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
Cash Flows
Net cash provided by operating activities increased $61,066 to $290,318 for the year ended December 31, 2017 compared to $229,252 for the year ended December 31, 2016. Operating cash flow was generated primarily by net rental revenue from our real estate investments.
Net cash used in investing activities for the year ended December 31, 2017 was $824,463 compared to net cash provided by investing activities of $89,541 for the year ended December 31, 2016. The increase in cash flow related to investing activities in 2017 is primarily attributable to an increase in acquisition of real estate, decreased proceeds from sales of real estate, and increased capital expenditures on our owned portfolio of real estate investments.
Net cash provided by financing activities for the year ended December 31, 2017 was $496,666 as compared to net cash used in financing activities of $393,006 for the year ended December 31, 2016. The increase in cash flows related to financing activities in 2017 is primarily attributable to proceeds from our unsecured term loans and credit facility, payoffs of certain mortgage notes and paydowns made on our 2015 Revolving Credit Facility in 2016 as well as proceeds from sales of our common shares in 2017.
Capitalization
As of December 31, 2017, our authorized capital shares consists of 500,000,000 shares of beneficial interest, $0.01 par value per share, of which we are authorized to issue up to 490,000,000 common shares of beneficial interest, $0.01 par value per share, or common shares, and 10,000,000 preferred shares of beneficial interest, par value of $0.01, or preferred shares. As of December 31, 2017, 160,686,822 common shares and 3,500,000 preferred shares were issued and outstanding.
During September 2017, we issued 5,258,420 of our common shares to satisfy the exchange of 100.0% of the Exchangeable Senior Notes for 100.0% common shares.
During September and October 2017, we issued 3,560,188 OP Units in connection with the acquisition of nine properties.
In April 2017, we completed an underwritten public offering of 10,350,000 common shares, which includes the exercise in full by the underwriters of their option to purchase 1,350,000 additional common shares. The common shares were issued at a public offering price of $27.60 per share and the net proceeds from the offering were approximately $274,234.
In December 2016, we amended our Declaration of Trust decreasing the number of our authorized capital shares from 1,000,000,000 shares to 500,000,000 shares and decreasing the number of our authorized common shares from 990,000,000 shares to 490,000,000 shares. In December 2016, our board of trustees also approved a 1-for-3 reverse share split of our common shares and outstanding OP Units. The reverse share split was effective after the close of trading on December 30, 2016 and our common shares began trading on a reverse-split-adjusted basis on the NYSE on January 3, 2017.

Market Capitalization
At December 31, 2017, our consolidated market capitalization was $7,237,031 based on a common share price of $26.66 per share, the closing price of our common shares on the NYSE on December 29, 2017. Market capitalization includes consolidated debt and common and preferred shares.
Indebtedness
Secured Debt
Mortgage Notes
Certain real estate assets are subject to mortgage notes. During 2017, we assumed nine non-recourse mortgages totaling $181,107 in connection with seven real estate acquisitions. During 2016, we assumed $244,188 of non-recourse mortgages in connection with 27 real estate acquisitions. During 2015, we assumed $618,169 of non-recourse mortgages in connection with 42 real estate acquisitions.
During the year ended December 31, 2017, we paid off 11 mortgage notes on 15 properties and we refinanced the debt on two properties encumbered by a mortgage loan for $10,456 and subsequently transferred the mortgage on these two properties to the buyer of the properties. During the year ended December 31, 2017, we recorded a net gain on the extinguishment related to payoffs and transfers of mortgage debt of $340. During the year ended December 31, 2016, we paid off the debt on 22 properties, transferred one mortgage note to the buyer of the encumbered property, and defeased a mortgage loan with an outstanding principal balance of $124,605 that encumbered 11 properties, through the purchase of treasury securities valued at $144,063, which were immediately sold following the transaction. During the year ended December 31, 2016, we recorded a loss on early extinguishment of debt of $20,890, and a net gain on extinguishment of debt of $1,930 within discontinued operations. Gains or losses on the extinguishment of debt represent unamortized deferred financing costs and mortgage premiums and discounts that were immediately expensed upon termination as well as early termination fees and other costs incurred related to the extinguishments. No gains or losses on extinguishments of mortgage notes were recorded during the year ended December 31, 2015.
As of December 31, 2017, we had $554,498 total outstanding principal under our mortgage notes, which encumbered 50 properties, and had a weighted average remaining term of 4.8 years and a weighted average interest rate of 4.42%. Weighted averages are based on outstanding principal balances as of December 31, 2017 and the interest rate reflects the effects of interest rate swaps and amortization of financing costs and fair market value premiums or discounts. Our mortgage notes include a series of financial and other covenants that we have to comply with in order to borrow under them. We were in compliance with the covenants under the mortgage note facilities as of December 31, 2017.

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
Outstanding borrowings under the 2015 Revolving Credit Facility incur interest at a floating rate based upon, at our option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.88% to 1.55%, depending on our credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0.00% to 0.55%, depending on our credit ratings. We are also required to pay quarterly in arrears a 0.13% to 0.30% facility fee, depending on our credit ratings, on the total commitments under the 2015 Revolving Credit Facility. Outstanding borrowings under the 2015 Term Loan incur interest at a floating rate based upon, at our option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.90% to 1.75%, depending on our credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0.00% to 0.75%, depending on our credit ratings. The alternate base rate for the 2015 Revolving Credit Facility is the greater of (x) the prime rate announced by JPMorgan Chase Bank, N.A., (y) 0.50% above the Federal Funds Effective Rate and (z) the adjusted LIBOR for a one-month interest period plus 1.00%.
In December 2015, we also entered into a new $175,000 7-year unsecured term loan with Capital One, N.A., or the 7-Year Term Loan, which matures in January 2023. In October 2017, we modified the 7-Year Term Loan by increasing the loan amount to $400,000 and reducing the interest rate to, at our option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.90% to 1.75%, depending on our credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0.00% to 0.75%, depending on our credit ratings. The alternate base rate for the 7-Year Term Loan is the greatest of (x) the prime rate announced by Capital One, (y) 0.50% above the Federal Funds Effective Rate and (z) the adjusted LIBOR for a one-month interest period plus 1.00%. During the year ended December 31, 2017, we recorded a net loss on the extinguishment related to the upsize of the 7-Year Term Loan of $250. Prior to the modification, we incurred interest at a floating rate based upon, at our option, either (i) adjusted LIBOR plus an applicable margin ranging from 1.30% to 2.10%, depending on our credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0.30% to 1.10%, depending on our credit ratings.
These unsecured borrowing facilities include a series of financial and other covenants that we have to comply with in order to borrow under the facilities. We were in compliance with the covenants under the facilities as of December 31, 2017.
Senior Unsecured Notes
During 2015 and 2016, we issued and sold an aggregate $400,000 principal amount of senior unsecured notes payable in private placements, which have maturities ranging from 2022 through 2026 and bear interest semiannually at rates ranging from 3.89% to 4.97%. Refer to the table at the end of the section for specific terms of the outstanding notes.

Exchangeable Senior Notes
On March 18, 2014, we issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes were senior unsecured obligations of a subsidiary of the Operating Partnership and were guaranteed by us on a senior unsecured basis. During June 2017, the Exchangeable Senior Notes became redeemable at our option. In August 2017, we announced our intention to call for redemption the Exchangeable Senior Notes. As a result of our call for redemption, the holders exchanged 100.0% of the Exchangeable Senior Notes for 5,258,420 of our common shares in September 2017. As of December 31, 2017, there were no Exchangeable Senior Notes outstanding.
The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689 and the discount on the Exchangeable Senior Notes was being amortized to interest expense over their expected life. Upon exchange in September 2017, we remeasured the Exchangeable Senior Notes to fair value of $117,450 and then recognized a loss on extinguishment of debt of $6,792 to write them off during the year ended December 31, 2017, representing the change in fair value and the amount of the unamortized discount and deferred financing costs at the time of exchange. Additionally, during the year ended December 31, 2017, we recorded $42,065 to additional paid in capital in shareholders’ equity related to the extinguishment, representing the difference between the fair value of the debt and equity components of the Exchangeable Senior Notes.
As of December 31, 2017, there was no remaining value recorded for the Exchangeable Senior Notes on our Consolidated Balance Sheets. As of December 31, 2016, the Exchangeable Senior Notes were recorded as a liability at carrying value $108,832, net of unamortized discount and deferred financing costs of $6,168 and the fair value of the Exchangeable Senior Notes’ embedded exchange option of $11,726 was recorded in additional paid-in-capital.
The terms of our unsecured sources of financing and their combined aggregate principal maturities as of December 31, 2017 and 2016 are as follows:

	Stated Interest Rate	Effective Interest Rate [1]	Maturity Date	Outstanding Balance
				2017	2016
2015 Revolving Credit Facility - U.S. dollar tranche	2.58%	2.58%	1/8/2020	$345,000	$—
2015 Revolving Credit Facility - Multicurrency tranche	1.45%	1.45%	1/8/2020	12,162	65,837
3-Year Term Loan	2.60%	2.33%	1/8/2019	300,000	300,000
5-Year Term Loan	2.60%	2.70%	1/8/2021	750,000	750,000
7-Year Term Loan	2.46%	3.00%	1/9/2023	400,000	175,000
2015 Senior Unsecured Notes	4.97%	5.07%	12/17/2024	150,000	150,000
2016 Senior Unsecured Notes	3.89%	4.00%	12/15/2022	150,000	150,000
2016 Senior Unsecured Notes	4.26%	4.38%	12/15/2025	100,000	100,000
2016 Senior Unsecured Notes	4.32%	4.43%	12/15/2026	100,000	100,000
Exchangeable Senior Notes [2]	3.75%	6.36%	9/15/2017	—	115,000
Total unsecured debt				2,307,162	1,905,837
Deferred financing costs and net debt discount				(5,063)	(9,704)
Total unsecured debt, net				$2,302,099	$1,896,133

1.
Represents the rate at which interest expense is recorded for financial reporting purposes as of December 31, 2017, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

2.	During September 2017, the Exchangeable Senior Notes were exchanged for our common shares. Thus, they have no outstanding balance as of December 31, 2017.

Contractual Obligations
We are obligated to fund capital expenditures related to our real estate investments, which primarily consist of expenditures to maintain assets, tenant improvement allowances and other construction or expansion obligations under tenant leases, and leasing commissions. As of December 31, 2017, we had commitments relating to tenant improvement allowances and funding obligations under leases totaling approximately $11,290 that are expected to be funded over the next five years. During March 2017, construction was completed on our build-to-suit property in Round Rock, Texas, which we acquired upon completion for $29,605. As of December 31, 2017, we are obligated to fund the development of two properties and remaining improvements at one development property, for which we have estimated remaining cumulative future commitments of $71,009.
We have committed $62,651 (€52,187) to the Gramercy European Property Fund III. We contributed $3,016 (€2,514) to the Gramercy European Property Fund III as of December 31, 2017, of which $2,266 (€1,888) was accrued at December 31, 2017 and funded in January 2018. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on December 31, 2017, in the case of unfunded commitments.
We have a 51.0% interest in the E-Commerce JV and have committed capital to fund its initial acquisition of six properties, as well as the acquisition of additional properties in the future, subject to the partners' approval. Our pro rata funding commitment for the initial six properties is estimated at approximately $110,000, which will be funded using a combination of OP Units and cash. As of December 31, 2017, we funded $17,811 in cash to the E-Commerce JV.
We have committed to fund $100,000 to Strategic Office Partners, of which $29,477 and $16,027 was funded as of December 31, 2017 and December 31, 2016, respectively. See Note 5 in the accompanying financial statements for further information on our commitments to unconsolidated equity investments.
We have certain properties acquired that are subject to ground leases, which are accounted for as operating leases. The ground leases have varying ending dates, renewal options and rental rate escalations, with the latest leases extending to June 2053. Combined aggregate principal maturities and future minimum payments of our unsecured debt obligations, non-recourse mortgages, Senior Unsecured Notes, and ground leases, in addition to associated interest payments as of December 31, 2017 are as follows:

	2018	2019	2020	2021	2022	Thereafter	Above market interest	Total
2015 Revolving Credit Facility	$—	$—	$357,162	$—	$—	$—	$—	$357,162
Term Loans	—	300,000	—	750,000	—	400,000	—	1,450,000
Mortgage Notes Payable [1]	70,144	30,450	62,834	19,256	141,929	229,885	—	554,498
Senior Unsecured Notes	—	—	—	—	150,000	350,000	—	500,000
Ground Leases	2,492	2,552	2,555	2,522	2,551	72,068	—	84,740
Interest Payments [2]	99,154	93,935	82,261	55,265	51,668	64,605	3,960	450,848
Total	$171,790	$426,937	$504,812	$827,043	$346,148	$1,116,558	$3,960	$3,397,248

1.	Mortgage note payments reflect accelerated repayment dates, when applicable, pursuant to related loan agreement.

2.	Interest payments do not reflect the effect of interest rate swaps.

We incurred rent expense on ground leases of $2,544, $2,093 and $1,582 during the years ended December 31, 2017, 2016, and 2015, respectively. All of our capital leases are ground leases and as of December 31, 2017, 2016, and 2015, the total gross and net value of our assets under capital leases was $21,500, $16,312, and $2,758, respectively.
We have several office locations, which are each subject to operating lease agreements. These office locations include our corporate office at 90 Park Avenue, New York, New York, and our various regional offices located across the United States and Europe. Related to our operating leases for office locations, we incurred rent expense of $2,251, $1,816, and $775 for the years ended December 31, 2017, 2016, and 2015, respectively.
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
Leasing Agreements
Future minimum rental revenue under non-cancelable leases as of December 31, 2017, excluding reimbursements for operating expenses, are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
Operating Leases	$454,472	$437,754	$410,316	$376,653	$324,628	$1,696,420	$3,700,243
Future straight-line rent adjustments under non-cancelable leases as of December 31, 2017 are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
Straight-line Rent Adjustments	$21,199	$10,755	$3,352	$(1,827)	$(4,176)	$(95,052)	$(65,749)
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
Unconsolidated Equity Investment Transactions
In July 2017, the Gramercy European Property Fund sold 100.0% of its assets to a third party, including 30 wholly-owned properties and eight additional properties that it had a 94.9% interest in through its investment in the Goodman Europe JV. Concurrently, we sold our 5.1% direct interest in the Goodman Europe JV to the same entity that acquired the Gramercy European Property Fund’s assets. The transactions resulted in net distributions to us of approximately $102,785 (€90,107), inclusive of a promoted interest distribution of approximately $8,840 (€7,727).
As a result of the sale transactions, during the year ended December 31, 2017 we recorded net gains on disposals of $27,575 and $6,142 related to the Gramercy European Property Fund and the Goodman Europe JV, respectively, including $(634) and $145, respectively, related to the write-off of accumulated other comprehensive income, as well as approximately $8,840 of fee income related to the promoted interest from the European Fund Carry Co. The amount written off from accumulated other comprehensive income into earnings for the Gramercy European Property Fund includes $(1,851) related to our euro-denominated non-derivative net investment hedge, as the euro borrowings under our 2015 Revolving Credit Facility were repaid and the hedge instrument was terminated in connection with the sale transactions during year ended December 31, 2017. The aggregate of the net gains and income from the sale transactions of approximately $27,575 are recorded within equity in net income (loss) of unconsolidated equity investments on our Consolidated Statements of Operations for the year ended December 31, 2017. As of December 31, 2017, following the transactions, the Gramercy European Property Fund had no properties and we had no remaining interest in the Gramercy European Property Fund or the Goodman Europe JV. During the fourth quarter of 2017, European Fund Carry Co. and European Fund Manager were liquidated.
In connection with the sale transactions, our management contract arrangement with the Gramercy European Property Fund was terminated; however, we continue to manage the assets that were held by both the Gramercy

European Property Fund and the Goodman Europe JV for the new owner through June 2018 pursuant to a new asset management contract entered into upon closing of the sale transactions. Under the new management contract, we will provide asset management services for the properties for one year following the sale in exchange for a quarterly fee of 0.45% of gross asset value and reimbursement of expenses.
Dividends
To maintain our qualification as a REIT, we must pay annual dividends to our shareholders of at least 90.0% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash, we must first meet both our operating requirements and scheduled debt service on our mortgages and loans payable. Dividends declared during 2016 and 2017 are as follows:

Quarter Ended	Record Date	Payment Date	Common dividends per share	Preferred dividends per share
March 31, 2016	3/31/2016	4/15/2016	$0.330	$0.445
June 30, 2016	6/30/2016	7/15/2016	$0.330	$0.445
September 30, 2016	9/30/2016	10/14/2016	$0.330	$0.445
December 31, 2016	12/30/2016	1/13/2017	$0.375	$0.445
March 31, 2017	3/31/2017	4/14/2017	$0.375	$0.445
June 30, 2017	6/30/2017	7/14/2017	$0.375	$0.445
September 30, 2017	9/30/2017	10/16/2017	$0.375	$0.445
December 31, 2017	12/29/2017	1/12/2018	$0.375	$0.445
For the year ended December 31, 2017, dividends paid represented ordinary income of 65.0%, capital gains of 4.2%, and return of capital of 30.8%. For the year ended December 31, 2016, dividends paid represented ordinary income of 68.0%, capital gains of 26.3%, and return of capital of 5.7%.
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
On June 30, 2016, we sold 74.9% of our outstanding 80.0% interest in the Goodman Europe JV to the Gramercy European Property Fund for gross proceeds of $148,884 (€134,336), based on third-party valuations for the underlying properties. The sale of 74.9% of our interest in the Goodman Europe JV resulted in us recording a gain of $5,341 during the period, primarily related to depreciation and amortization recorded since the Merger closing date. Following the sale transaction, we had a 5.1% continuing direct interest in the Goodman Europe JV, which has since been sold. The transaction was entered into in order to achieve efficiencies from the combination of the two European platforms. We made cumulative contributions of $55,892 (€50,000) to the Gramercy European Property Fund from inception through July 2017, when the Gramercy European Property Fund’s assets were sold. Refer to Note 5 in the accompanying financial statements for more information on the sale transaction.
Our Chief Executive Officer, Gordon F. DuGan, was on the board of directors of the Gramercy European Property Fund prior to its sale in July 2017 and committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Limited collectively committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund prior to the sale of its assets in July 2017. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on December 31, 2017, in the case of unfunded commitments.
One of the properties acquired in December 2015 as part of the Merger was partially leased to Duke Realty, our partner in the Duke JV. Duke Realty acted as the managing member of the Duke JV which was dissolved in July 2016 as described in Note 5, and as such provided asset management, construction, development, leasing and property management services, for which it was entitled to receive fees as well as a promoted interest. From the date of the Merger through lease expiration in May 2016, Duke Realty leased 30,777 square feet of one of our office properties located in Minnesota which had an aggregate 322,551 rentable square feet. Duke Realty paid us $333 under the lease for the year ended December 31, 2016. See Note 5 in the accompanying financial statements for more information on our transactions with the Duke JV.
In June 2013, we signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green for whom one of our previous directors serves as Chief Executive Officer, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and expires in 2023 with rents of approximately $368 per annum for year one rising to $466 per annum in year ten. We paid $388, $381, and $375 under the lease for the years ended December 31, 2017, 2016, and 2015, respectively. In January 2017, we exercised a cancellation right to terminate the lease, which is effective in August 2018, for a fee of $158.
We acquired three properties in January 2015 in an arms-length transaction from affiliates of KTR Capital Partners, a private industrial real estate investment company, for which one of our trustees, Jeffrey E. Kelter, served as Chief Executive Officer and Chairman of the Board. The properties are located in Milwaukee, Wisconsin, comprise an aggregate 450,000 square feet and were acquired for an aggregate purchase price of approximately $19,750.
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

Core FFO and AFFO are Company-defined measures. Core FFO is presented excluding transaction costs, acquisition costs, gain (loss) on extinguishment of debt, other-than-temporary impairments on retained bonds, mark-to-market on interest rate swaps, and one-time charges. Our AFFO also excludes non-cash share-based compensation expense, amortization of above and below market leases, amortization of deferred financing costs and non-cash interest, amortization of lease inducement costs, non-real estate depreciation and amortization, amortization of free rent received at property acquisition, and straight-line rent. Core FFO and AFFO include applicable adjustments for unconsolidated partnerships and joint ventures. We believe that Core FFO and AFFO are useful supplemental measures regarding our operating performances as they provide a meaningful and consistent comparison of our operating performance and allow investors to more easily compare our operating results.
FFO, Core FFO, and AFFO do not represent cash generated from operating activities in accordance with GAAP and should not be considered as alternatives to net income (determined in accordance with GAAP), as indications of our financial performance, or to cash flow from operating activities as measures of our liquidity, nor are they entirely indicative of funds available to fund our cash needs, including our ability to make cash distributions. Our calculation of FFO may be different from the calculation used by other companies and, therefore, comparability may be limited.

FFO, Core FFO, and AFFO for the years ended December 31, 2017, 2016, and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
Net income (loss) attributable to common shareholders	$79,029	$27,124	$(54,162)
Add:
Depreciation and amortization	263,666	241,527	97,654
FFO adjustments for unconsolidated equity investments	(33,409)	17,485	2,019
Net income (loss) attributable to noncontrolling interest	820	7	(791)
Net (income) loss from discontinued operations	89	(5,078)	(875)
Impairment of real estate investments	37,822	11,107	—
Less:
Non-real estate depreciation and amortization	(821)	(895)	(870)
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	(7,229)	—
Gain on sale of European unconsolidated equity investment interests held with a related party	—	(5,341)	—
Net gain on disposals	(46,808)	(4,198)	(839)
Funds from operations attributable to common shareholders and unitholders - basic	$300,388	$274,509	$42,136
Add:
Acquisition costs	—	9,558	6,395
Core FFO adjustments for unconsolidated equity investments	302	6,797	1,557
Other-than-temporary impairments on retained bonds	4,890	—	—
Merger related costs	—	—	54,945
Transaction costs	3,868	—	—
Loss on extinguishment of debt	6,702	18,960	9,472
European Fund setup costs	—	—	221
Net income from discontinued operations related to properties	—	5,406	1,106
Mark-to-market on interest rate swaps[1]	(242)	(869)	600
Less:
Recovery of servicing advances	—	—	(1,071)
Core funds from operations attributable to common shareholders and unitholders - basic	$315,908	$314,361	$115,361
Add:
Non-cash share-based compensation expense	8,063	5,356	3,829
Amortization of market lease assets	12,342	14,816	3,777
Amortization of deferred financing costs and non-cash interest [2]	3,737	565	1,731
Amortization of lease inducement costs	384	346	269
Non-real estate depreciation and amortization	821	895	870
Amortization of free rent received at property acquisition	1,406	2,569	3,415
AFFO adjustments for unconsolidated equity investments	485	727	259
Less:
Straight-line rent	(30,378)	(25,548)	(12,206)
Amortization of market lease liabilities	(17,322)	(25,515)	(16,026)
Adjusted funds from operations attributable to common shareholders and unitholders - basic	$295,446	$288,572	$101,279
Add:
Cash interest expense on Exchangeable Senior Notes[2]	3,055	—	—
Non-cash interest expense on Exchangeable Senior Notes[2]	1,886	—	—
Funds from operations attributable to common shareholders and unitholders - diluted[2]	$305,329	$274,509	$42,136
Core funds from operations attributable to common shareholders and unitholders - diluted[2]	$320,849	$314,361	$115,361
Adjusted funds from operations attributable to common shareholders and unitholders - diluted[2]	$298,501	$288,572	$101,279
Funds from operations per share – basic	$1.97	$1.95	$0.68
Funds from operations per share – diluted	$1.95	$1.93	$0.67
Core funds from operations per share – basic	$2.07	$2.23	$1.87
Core funds from operations per share – diluted	$2.05	$2.21	$1.85
Adjusted funds from operations per share – basic	$1.94	$2.05	$1.64
Adjusted funds from operations per share – diluted	$1.90	$2.03	$1.62

	Year Ended December 31,
	2017	2016	2015
Basic weighted average common shares outstanding – EPS	150,660,964	140,192,424	60,698,716
Phantom shares	—	—	136,904
Weighted average non-vested share based payment awards	—	—	445,610
Weighted average partnership units held by noncontrolling interest	1,735,703	696,662	518,336
Basic weighted average common shares and units outstanding	152,396,667	140,889,086	61,799,566
Diluted weighted average common shares and common share equivalents outstanding – EPS	150,679,909	141,009,021	60,698,716
Phantom shares	—	—	136,904
Weighted average share-based payment awards[3]	451,463	460,172	907,511
Weighted average partnership units held by noncontrolling interest	1,735,703	696,662	518,336
Weighted average share options	—	—	17,659
Dilutive effect of Exchangeable Senior Notes	3,830,518	—	157,385
Diluted weighted average common shares and units outstanding	156,697,593	142,165,855	62,436,511

1.	For the year ended December 31, 2015, the mark-to-market on interest rate swaps was reclassified from AFFO to Core FFO and is included in Core FFO for all periods presented.

2.
For the year ended December 31, 2017, the FFO and Core FFO diluted per share calculations add back Exchangeable Senior Notes cash and non-cash interest expense, and the AFFO diluted per share calculation adds back only Exchangeable Senior Notes cash interest expense of $3,055 as non-cash interest expense is already added back to basic AFFO.

3.
For the year ended December 31, 2017, the amount includes LTIP dilution calculated using the treasury share method applied to the weighted average target LTIPs rather than the weighted average earned LTIPs as of December 31, 2017.

Recently Issued Accounting Pronouncements
Please refer to Note 2 in the accompanying financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
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
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investments in commercial real estate with fixed rate, senior unsecured debt, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decrease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps and forward starting swaps to manage our exposure to interest rate changes. We may also employ forward starting derivative instruments to hedge qualifying anticipated transactions. We currently have a 2015 Revolving Credit Facility, several term loans and one mortgage note which are based upon a floating rate which have an aggregate outstanding balance of $1,822,052 at December 31, 2017, of which $1,464,890 is hedged effectively by interest rate swaps which we believe will mitigate the interest rate risk related to these borrowings.

The following chart shows our floating rate debt instruments, including debt that is hedged by interest rate swaps, and the related interest rates, maturity dates and balances as of December 31, 2017:

Floating Rate Debt Instrument	Stated Interest Rate	Effective Interest Rate [1]	Maturity Date	Balance at December 31, 2017
2015 Revolving Credit Facility - U.S. dollar tranche [2]	2.58%	2.58%	1/8/2020	$345,000
2015 Revolving Credit Facility - Multicurrency tranche [2]	1.45%	1.45%	1/8/2020	12,162
3-Year Term Loan	2.60%	2.33%	1/8/2019	300,000
5-Year Term Loan	2.60%	2.70%	1/8/2021	750,000
7-Year Term Loan	2.46%	3.00%	1/9/2023	400,000
Mortgage note payable - Waco	3.47%	4.75%	12/19/2020	14,890
Total Floating Rate Debt Instruments				$1,822,052

1.
Represents the rate at which interest expense is recorded for financial reporting purposes as of December 31, 2017, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

2.	These floating rate debt instruments are not hedged by interest rate swaps.
The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the interest rate risk related to the 2015 Revolving Credit Facility:

Change in LIBOR - Base Case	Projected Decrease in Net Income
+100 bps	$(893)
+200 bps	$(1,786)
+300 bps	$(2,679)
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
Foreign Currency Exchange Rate Risk
During the periods presented, we had investments, either directly or through unconsolidated equity interests, in Europe and Asia, and we perform asset management services and have capital commitments to an equity investment in Europe. As a result, we are subject to exchange rate risk from the effects of exchange rate movements in the euro and the British pound sterling, which may affect future costs and cash flows. We hedge our foreign currency exposure related to our foreign investments primarily by financing our investments in the local currency denominations and through the use of net investment hedge instruments. Additionally, we may enter into foreign currency forward contracts to manage our exposure to foreign currency exchange rate movements. We have historically been a net payer of various foreign currencies (we pay out more cash than we receive), and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S. dollar, relative to the foreign currency. In 2017, we have been a net receiver of various foreign currencies as our commitments to the Gramercy European Property Fund were fully funded and, in July 2017, the assets in the Gramercy European Property Fund as well as our interest in the Goodman Europe JV were sold to a third party. In the future, we expect to be a net payer of foreign currencies related to our commitments to the Gramercy European Property Fund III, which was created in October 2017.
As of December 31, 2017 and December 31, 2016, we had outstanding borrowings of $12,162 (€0 and £9,000) and $65,837 (€45,000 and £15,000), respectively, under the multicurrency tranche of our 2015 Revolving Credit Facility, which we designated as a non-derivative net investment hedging instrument pursuant to ASC 815 to mitigate our risk from fluctuations in the exchange rates between the U.S. dollar and both the euro, prior to the aforementioned sale of our euro-denominated investments, and British pound sterling. Our unhedged net investment in foreign currencies was $6,555 and $13,322 as of December 31, 2017 and December 31, 2016, respectively, based on the period ending U.S. dollar values of the hedge of $12,162 and $65,837, respectively.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Gramercy Property Trust
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Gramercy Property Trust (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit) and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2004.
New York, New York
February 28, 2018

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Trustees of Gramercy Property Trust
Opinion on Internal Control over Financial Reporting
We have audited Gramercy Property Trust’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Gramercy Property Trust (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitation of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
New York, New York
February 28, 2018

Report of Independent Registered Public Accounting Firm
To the Partners of GPT Operating Partnership LP
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GPT Operating Partnership LP (the Partnership) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), partners’ capital and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedules listed in the Index at Item 15(a)(1) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Partnership’s auditor since 2017.
New York, New York
February 28, 2018

Gramercy Property Trust
Consolidated Balance Sheets
(Amounts in thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Assets:
Real estate investments, at cost:
Land	$1,023,908	$805,264
Building and improvements	4,863,916	4,053,125
Less: accumulated depreciation	(333,151)	(201,525)
Total real estate investments, net	5,554,673	4,656,864
Cash and cash equivalents	30,231	67,529
Restricted cash	12,723	12,904
Investment in unconsolidated equity investments	70,214	101,807
Assets held for sale, net	402	—
Tenant and other receivables, net	88,750	72,795
Acquired lease assets, net of accumulated amortization of $220,473 and $133,710	598,559	618,680
Other assets	100,484	72,948
Total assets	$6,456,036	$5,603,527
Liabilities and Equity:
Liabilities:
Senior unsecured revolving credit facility	$357,162	$65,837
Exchangeable senior notes, net	—	108,832
Mortgage notes payable, net	563,521	558,642
Senior unsecured notes, net	496,785	496,464
Senior unsecured term loans	1,448,152	1,225,000
Total long-term debt, net	2,865,620	2,454,775
Accounts payable and accrued expenses	59,619	58,380
Dividends payable	61,971	53,074
Below market lease liabilities, net of accumulated amortization of $28,978 and $26,416	166,491	230,183
Other liabilities	50,002	46,081
Total liabilities	3,203,703	2,842,493
Commitments and contingencies
Noncontrolling interest in the Operating Partnership	113,530	8,643
Equity:
Common shares, par value $0.01, 160,686,822 and 140,647,971 issued and outstanding at December 31, 2017 and December 31, 2016, respectively	1,607	1,406
Series A cumulative redeemable preferred shares, par value $0.01, liquidation preference $87,500, and 3,500,000 shares authorized, issued and outstanding at December 31, 2017 and December 31, 2016	84,394	84,394
Additional paid-in-capital	4,409,677	3,887,793
Accumulated other comprehensive income (loss)	12,776	(4,128)
Accumulated deficit	(1,369,872)	(1,216,753)
Total shareholders' equity	3,138,582	2,752,712
Noncontrolling interest in other entities	221	(321)
Total equity	3,138,803	2,752,391
Total liabilities and equity	$6,456,036	$5,603,527

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statements of Operations
(Amounts in thousands, except share and per share data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Rental revenue	$444,194	$387,032	$169,986
Third-party management fees	10,756	35,766	22,271
Operating expense reimbursements	83,919	86,878	41,814
Other income	6,351	7,588	3,201
Total revenues	545,220	517,264	237,272
Operating Expenses
Property operating expenses	96,981	93,123	42,076
Property management expenses	10,948	20,118	19,446
Depreciation and amortization	263,666	241,527	97,654
General and administrative expenses	36,887	33,237	19,794
Acquisition and merger-related expenses	—	9,558	61,340
Total operating expenses	408,482	397,563	240,310
Operating income (loss)	136,738	119,701	(3,038)
Other Expenses:
Interest expense	(96,852)	(75,434)	(34,663)
Other-than-temporary impairment	(4,081)	—	—
Portion of impairment recognized in other comprehensive loss	(809)	—	—
Net impairment recognized in earnings	(4,890)	—	—
Equity in net income (loss) of unconsolidated equity investments	48,248	2,409	(1,107)
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	7,229	—
Loss on extinguishment of debt	(6,702)	(20,890)	(9,472)
Impairment of real estate investments	(37,822)	(11,107)	—
Income (loss) from continuing operations before provision for taxes	38,720	21,908	(48,280)
Provision for taxes	644	(3,160)	(2,153)
Income (loss) from continuing operations	39,364	18,748	(50,433)
Income (loss) from discontinued operations before gain on extinguishment of debt and net gain on disposals	(89)	3,148	875
Gain on extinguishment of debt	—	1,930	—
Net gain on disposals	—	321	—
Income (loss) from discontinued operations	(89)	5,399	875
Income (loss) before net gain on disposals	39,275	24,147	(49,558)
Gain on sale of European unconsolidated equity investment interests held with a related party	—	5,341	—
Net gain on disposals	46,808	3,877	839
Net income (loss)	86,083	33,365	(48,719)
Net (income) loss attributable to noncontrolling interest	(820)	(7)	791
Net income (loss) attributable to Gramercy Property Trust	85,263	33,358	(47,928)
Preferred share dividends	(6,234)	(6,234)	(6,234)
Net Income (loss) available to common shareholders	$79,029	$27,124	$(54,162)
Basic earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$0.52	$0.15	$(0.90)
Net income from discontinued operations	—	0.04	0.01
Net income (loss) available to common shareholders	$0.52	$0.19	$(0.89)
Diluted earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$0.52	$0.15	$(0.90)
Net income from discontinued operations	—	0.04	0.01
Net income (loss) available to common shareholders	$0.52	$0.19	$(0.89)
Basic weighted average common shares outstanding	150,660,964	140,192,424	60,698,716
Diluted weighted average common shares outstanding	150,679,909	141,009,021	60,698,716

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Net Income (loss)	$86,083	$33,365	$(48,719)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale debt securities	(3,282)	2,689	1,476
Unrealized gain (loss) on derivative instruments	16,070	5,634	(2,885)
Reclassification of accumulated foreign currency translation adjustments due to disposal	(1,200)	(3,737)	—
Disposition of European investment	—	1,944	—
Reclassification of unrealized gain of non-derivative net investment hedge into earnings	1,851	—	—
Foreign currency translation adjustments	2,404	(6,094)	(594)
Reclassification of unrealized gain (loss) on terminated derivative instruments into earnings	1,024	1,187	(45)
Other comprehensive income (loss)	16,867	1,623	(2,048)
Comprehensive income (loss)	$102,950	$34,988	$(50,767)
Net (income) loss attributable to noncontrolling interest	(820)	(7)	791
Other comprehensive (income) loss attributable to noncontrolling interest	379	(54)	(4)
Comprehensive income (loss) attributable to Gramercy Property Trust	$102,509	$34,927	$(49,980)

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statements of Shareholders’ Equity (Deficit) and Noncontrolling Interest
(Amounts in thousands, except share data)

	Common Shares		Series A Preferred Stock	Series B Preferred Stock	Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)	Total Gramercy Property Trust	Noncontrolling interest	Total
	Shares	Par Value
December 31, 2014	49,693,248	$497	$—	$84,394	$1,768,527	$(3,703)	$(942,934)	$906,781	$—	$906,781
Shares issued in connection with the Merger	78,903,588	789	84,394	(84,394)	1,828,452	—	—	1,829,241	—	1,829,241
Net loss	—	—	—	—	—	—	(47,928)	(47,928)	(415)	(48,343)
Change in net unrealized loss on derivative instruments	—	—	—	—	—	(2,930)	—	(2,930)	—	(2,930)
Change in net unrealized gain on debt securities	—	—	—	—	—	1,476	—	1,476	—	1,476
Offering costs	—	—	—	—	(12,090)	—	—	(12,090)	—	(12,090)
Issuance of shares	11,091,607	111	—	—	289,789	—	—	289,900	—	289,900
Issuance of shares - stock purchase plan	4,369	—	—	—	80	—	—	80	—	80
Stock based compensation - fair value	330,529	4	—	—	3,451	—	—	3,455	—	3,455
Conversion of OP Units to common stock	151,043	1	—	—	3,787	—	—	3,788	—	3,788
Reallocation of noncontrolling interest in the Operating Partnership	—	—	—	—	739	—	—	739	—	739
Dividends on preferred stock - Series B	—	—	—	—	—	—	(6,234)	(6,234)	—	(6,234)
Dividends on common stock	—	—	—	—	—	—	(54,358)	(54,358)	—	(54,358)
Contributions to consolidated equity investment	—	—	—	—	—	—	—	—	171	171
Foreign currency translation adjustments	—	—	—	—	—	(594)	—	(594)	(5)	(599)
Balance at December 31, 2015	140,174,384	$1,402	$84,394	$—	$3,882,735	$(5,751)	$(1,051,454)	$2,911,326	$(249)	$2,911,077

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statements of Shareholders’ Equity (Deficit) and Noncontrolling Interest – (Continued)
(Amounts in thousands, except share data)

	Common Shares		Series Preferred Shares	Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)	Total Gramercy Property Trust	Noncontrolling interest	Total
	Shares	Par Value
December 31, 2015	140,174,384	$1,402	$84,394	$3,882,735	$(5,751)	$(1,051,454)	$2,911,326	$(249)	$2,911,077
Net income (loss)	—	—	—	—	—	33,358	33,358	(77)	33,281
Change in net unrealized loss on derivative instruments	—	—	—	—	5,634	—	5,634	—	5,634
Change in net unrealized gain on debt securities	—	—	—	—	2,689	—	2,689	—	2,689
Reclassification of unrealized gain of terminated derivative instruments into earnings	—	—	—	—	1,187	—	1,187	—	1,187
Offering costs	—	—	—	(225)	—	—	(225)	—	(225)
Issuance of stock	621	—	—	16	—	—	16	—	16
Stock based compensation - fair value	300,490	3	—	3,344	—	—	3,347	—	3,347
Proceeds from share options exercised	15,948	—	—	167	—	—	167	—	167
Dividend reinvestment program proceeds	76	—	—	2	—	—	2	—	2
Conversion of OP Units to common stock	156,452	1	—	4,158	—	—	4,159	—	4,159
Reallocation of noncontrolling interest in the Operating Partnership	—	—	—	(2,404)	—	—	(2,404)	—	(2,404)
Disposition of European unconsolidated equity investment interests held with a related party	—	—	—	—	(3,737)	—	(3,737)	—	(3,737)
Disposition of European investment	—	—	—	—	1,944	—	1,944	—	1,944
Foreign currency translation adjustment	—	—	—	—	(6,094)	—	(6,094)	5	(6,089)
Dividends on preferred shares	—	—	—	—	—	(6,234)	(6,234)	—	(6,234)
Dividends on common stock	—	—	—	—	—	(192,423)	(192,423)	—	(192,423)
Balance at December 31, 2016	140,647,971	$1,406	$84,394	$3,887,793	$(4,128)	$(1,216,753)	$2,752,712	$(321)	$2,752,391

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statements of Shareholders’ Equity (Deficit) and Noncontrolling Interest – (Continued)
(Amounts in thousands, except share data)

	Common Shares		Preferred Shares	Additional Paid-In- Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)	Total Gramercy Property Trust	Noncontrolling interest	Total
	Shares	Par Value
December 31, 2016	140,647,971	$1,406	$84,394	$3,887,793	$(4,128)	$(1,216,753)	$2,752,712	$(321)	$2,752,391
Net income (loss)	—	—	—	—	—	85,263	85,263	(114)	85,149
Change in net unrealized gain on derivative instruments	—	—	—	—	16,070	—	16,070	—	16,070
Change in net unrealized loss on debt securities	—	—	—	—	(3,282)	—	(3,282)	—	(3,282)
Reclassification of unrealized gain on terminated derivative instruments into earnings	—	—	—	—	1,024	—	1,024	—	1,024
Offering costs	—	—	—	(14,231)	—	—	(14,231)	—	(14,231)
Issuance of shares	14,569,978	146	—	410,439	—	—	410,585	—	410,585
Issuance of shares - redemption of Exchangeable Senior Notes for common shares	5,258,420	53	—	117,397	—	—	117,450	—	117,450
Share based compensation - fair value	68,983	1	—	5,784	—	—	5,785	—	5,785
Dividend reinvestment program proceeds	6,863	—	—	194	—	—	194	—	194
Conversion of OP Units to common shares	134,607	1	—	3,737	—	—	3,738	—	3,738
Reallocation of noncontrolling interest in the Operating Partnership	—	—	—	(1,436)	—	—	(1,436)	—	(1,436)
Reclassification of accumulated foreign currency translation adjustments due to disposal	—	—	—	—	(1,200)	—	(1,200)	—	(1,200)
Reclassification of unrealized gain of non-derivative net investment hedge into earnings	—	—	—	—	1,851	—	1,851	—	1,851
Foreign currency translation adjustment	—	—	—	—	2,441	—	2,441	(37)	2,404
Contributions to noncontrolling interest in other partnerships	—	—	—	—	—	—	—	693	693
Dividends on preferred shares	—	—	—	—	—	(6,234)	(6,234)	—	(6,234)
Dividends on common shares	—	—	—	—	—	(232,148)	(232,148)	—	(232,148)
Balance at December 31, 2017	160,686,822	$1,607	$84,394	$4,409,677	$12,776	$(1,369,872)	$3,138,582	$221	$3,138,803
The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net income (loss)	$86,083	$33,365	$(48,719)
Adjustments to net cash provided by operating activities:
Depreciation and amortization	263,666	241,637	97,654
Amortization of acquired leases to rental revenue and expense	(4,980)	(10,699)	(12,249)
Amortization of deferred costs	2,584	1,719	3,711
Amortization of discounts and other fees	(836)	(3,814)	(3,212)
Amortization of lease inducement costs	384	346	269
Straight-line rent adjustment	(30,378)	(25,548)	(12,406)
Other-than-temporary impairment on retained bonds	4,890	—	—
Impairment of real estate investments	37,822	11,195	—
Net gain on disposals	(46,808)	(4,286)	(839)
Distributions received from unconsolidated equity investments	9,530	50,891	5,704
Equity in net (income) loss of unconsolidated equity investments	(48,248)	(2,409)	1,107
Gain on remeasurement of previously held unconsolidated equity investment interests	—	(7,229)	—
Gain from sale of unconsolidated equity investment interests held with a related party	—	(5,341)	—
Loss on extinguishment of debt	6,702	18,960	9,472
Amortization of share-based compensation	8,063	5,356	6,562
Changes in operating assets and liabilities:
Payment of capitalized leasing costs	(13,753)	(13,616)	(3,132)
Tenant and other receivables	12,039	(18,727)	5,403
Other assets	5,159	(11,084)	10,946
Accounts payable and accrued expenses	(5,705)	(24,854)	(22,912)
Other liabilities	4,104	(6,610)	—
Net cash provided by operating activities	290,318	229,252	37,359
Investing Activities:
Capital expenditures	(83,748)	(43,429)	(4,577)
Distributions from investing activities received from unconsolidated equity investments	102,762	97,932	—
Proceeds from sales of unconsolidated equity investment interests held with a related party	9,327	151,546	—
Proceeds from sale of real estate	382,812	975,425	73,796
Cash, cash equivalents, and restricted cash acquired in connection with the Merger	—	—	43,163
Contributions to unconsolidated equity investments	(32,011)	(33,632)	(25,959)
Acquisition of real estate, net of cash acquired of $0,$0, and $4,108	(1,181,949)	(1,059,691)	(919,213)
Contributions from noncontrolling interests in other entities	221	—	—
Proceeds from servicing advances receivable	—	1,390	—
Funding of loan investments	(21,877)	—	—
Net cash provided by (used in) investing activities	(824,463)	89,541	(832,790)
Financing Activities:
Proceeds from unsecured term loan and credit facility	1,055,000	536,466	2,293,612
Proceeds from senior unsecured notes	—	400,000	100,000
Repayment of unsecured term loans and credit facility	(544,744)	(762,199)	(1,831,806)
Acquisition of treasury bonds for defeasance	—	(144,063)	—
Proceeds from mortgage notes payable	2,582	9,550	—
Repayment of mortgage notes payable	(174,235)	(255,024)	(5,936)
Offering costs	(14,231)	(225)	(12,090)
Proceeds from sale of common shares	410,779	16	289,910
Payments for taxes related to net share settlement of equity awards	(2,623)	—	—
Payment of deferred financing costs	(4,354)	(6,685)	(19,724)
Payment of debt extinguishment costs	—	(15,868)	—
Termination of derivatives	—	—	(3,784)
Preferred share dividends paid	(6,234)	(6,234)	(6,234)
Common share dividends paid	(224,533)	(148,501)	(54,868)
Proceeds from exercise of share options and purchases under the employee share purchase plan	—	167	80
Contributions from noncontrolling interests in other entities	472	—	169
Distribution to noncontrolling interest in the Operating Partnership	(1,213)	(406)	(421)
Net cash provided by (used in) financing activities	496,666	(393,006)	748,908
Net decrease in cash, cash equivalents, and restricted cash	(37,479)	(74,213)	(46,523)
Increase (decrease) in cash, cash equivalents, and restricted cash related to foreign currency translation	—	(221)	77
Cash, cash equivalents, and restricted cash at beginning of period[1]	80,433	154,867	201,313
Cash, cash equivalents, and restricted cash at end of period[1]	$42,954	$80,433	$154,867

1.	Included in the balance as of December 31, 2015 is restricted cash of $9,482 related to assets held for sale as of that date.

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Consolidated Balance Sheets
(Amounts in thousands, except unit data)

	December 31, 2017	December 31, 2016
Assets:
Real estate investments, at cost:
Land	$1,023,908	$805,264
Building and improvements	4,863,916	4,053,125
Less: accumulated depreciation	(333,151)	(201,525)
Total real estate investments, net	5,554,673	4,656,864
Cash and cash equivalents	30,231	67,529
Restricted cash	12,723	12,904
Investment in unconsolidated equity investments	70,214	101,807
Assets held for sale, net	402	—
Tenant and other receivables, net	88,750	72,795
Acquired lease assets, net of accumulated amortization of $220,473 and $133,710	598,559	618,680
Other assets	100,484	72,948
Total assets	$6,456,036	$5,603,527
Liabilities and Partners’ Capital:
Liabilities:
Senior unsecured revolving credit facility	$357,162	$65,837
Exchangeable senior notes, net	—	108,832
Mortgage notes payable, net	563,521	558,642
Senior unsecured notes, net	496,785	496,464
Senior unsecured term loans	1,448,152	1,225,000
Total long-term debt, net	2,865,620	2,454,775
Accounts payable and accrued expenses	59,619	58,380
Dividends and distributions payable	61,971	53,074
Below market lease liabilities, net of accumulated amortization of $28,978 and $26,416	166,491	230,183
Other liabilities	50,002	46,081
Total liabilities	$3,203,703	$2,842,493
Commitments and contingencies
Limited partner interest in the Operating Partnership (4,398,935 and 643,596 limited partner common units outstanding at December 31, 2017 and December 31, 2016, respectively)	113,530	8,643
Partners’ Capital:
Series A cumulative redeemable preferred units, liquidation preference $87,500, and 3,500,000 units issued and outstanding at December 31, 2017 and December 31, 2016	84,394	84,394
GPT partners’ capital (1,650,858 and 1,412,916 general partner common units and 159,035,964 and 139,235,055 limited partner common units outstanding at December 31, 2017 and December 31, 2016, respectively)	3,041,412	2,672,446
Accumulated other comprehensive income (loss)	12,776	(4,128)
Total GPTOP partners' capital	3,138,582	2,752,712
Noncontrolling interest in other entities	221	(321)
Total partners’ capital	$3,138,803	$2,752,391
Total liabilities and partners’ capital	$6,456,036	$5,603,527

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Consolidated Statements of Operations
(Amounts in thousands, except unit and per unit data)

	Year Ended December 31,
	2017	2016	2015
Revenues
Rental revenue	$444,194	$387,032	$169,986
Third-party management fees	10,756	35,766	22,271
Operating expense reimbursements	83,919	86,878	41,814
Other income	6,351	7,588	3,201
Total revenues	545,220	517,264	237,272
Operating Expenses
Property operating expenses	96,981	93,123	42,076
Property management expenses	10,948	20,118	19,446
Depreciation and amortization	263,666	241,527	97,654
General and administrative expenses	36,887	33,237	19,794
Acquisition costs and merger-related expenses	—	9,558	61,340
Total operating expenses	408,482	397,563	240,310
Operating income (loss)	136,738	119,701	(3,038)
Other Expenses:
Interest expense	(96,852)	(75,434)	(34,663)
Other-than-temporary impairment	(4,081)	—	—
Portion of impairment recognized in other comprehensive loss	(809)	—	—
Net impairment recognized in earnings	(4,890)	—	—
Equity in net income (loss) of unconsolidated equity investments	48,248	2,409	(1,107)
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	7,229	—
Loss on extinguishment of debt	(6,702)	(20,890)	(9,472)
Impairment of real estate investments	(37,822)	(11,107)	—
Income (loss) from continuing operations before provision for taxes	38,720	21,908	(48,280)
Provision for taxes	644	(3,160)	(2,153)
Income (loss) from continuing operations	39,364	18,748	(50,433)
Income (loss) from discontinued operations before gain on extinguishment of debt	(89)	3,148	875
Gain on extinguishment of debt	—	1,930	—
Net gain on disposals	—	321	—
Income (loss) from discontinued operations	(89)	5,399	875
Income (loss) before net gain on disposals	39,275	24,147	(49,558)
Gain on sale of European unconsolidated equity investment interests held with a related party	—	5,341	—
Net gain on disposals	46,808	3,877	839
Net Income (loss)	86,083	33,365	(48,719)
Net loss attributable to noncontrolling interest in other partnerships	114	77	415
Net income (loss) attributable to GPTOP	86,197	33,442	(48,304)
Preferred unit distributions	(6,234)	(6,234)	(6,234)
Net income (loss) available to common unitholders	$79,963	$27,208	$(54,538)
Basic earnings per unit:
Net income (loss) from continuing operations, after preferred unit distributions	$0.52	$0.15	$(0.90)
Net income from discontinued operations	—	0.04	0.01
Net income (loss) available to common unitholders	$0.52	$0.19	$(0.89)
Diluted earnings per unit:
Net income (loss) from continuing operations, after preferred unit distributions	$0.52	$0.15	$(0.90)
Net income from discontinued operations	—	0.04	0.01
Net income (loss) available to common unitholders	$0.52	$0.19	$(0.89)
Basic weighted average common units outstanding	152,396,667	140,889,086	61,217,052
Diluted weighted average common units outstanding	152,415,612	141,705,683	61,217,052

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Consolidated Statements of Comprehensive Income (Loss)
(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Net Income (loss)	$86,083	$33,365	$(48,719)
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale debt securities	(3,282)	2,689	1,476
Unrealized gain (loss) on derivative instruments	16,070	5,634	(2,885)
Reclassification of accumulated foreign currency translation adjustments due to disposal	(1,200)	(3,737)	—
Disposition of European investment	—	1,944	—
Reclassification of unrealized gain of non-derivative net investment hedge into earnings	1,851	—	—
Foreign currency translation adjustments	2,404	(6,094)	(594)
Reclassification of unrealized gain (loss) on terminated derivative instruments into earnings	1,024	1,187	(45)
Other comprehensive income (loss)	$16,867	$1,623	$(2,048)
Comprehensive income (loss)	$102,950	$34,988	$(50,767)
Net loss attributable to noncontrolling interest in other partnerships	114	77	415
Other comprehensive loss attributable to noncontrolling interest in other partnerships	37	—	—
Comprehensive income (loss) attributable to GPTOP	$103,101	$35,065	$(50,352)

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Consolidated Statement of Partners' Capital
(Amounts in thousands, except unit data)

	Partners' Interest		Series A Preferred Units	Series B Preferred Units	Accumulated Other Comprehensive Income (Loss)	Total GPTOP	Noncontrolling interest	Total
	Common Units	Common Unitholders
December 31, 2014	49,693,248	$826,090	$—	$84,394	$(3,703)	$906,781	$—	$906,781
Units issued in connection with issuance of shares for the Merger	78,903,588	1,829,241	84,394	(84,394)	—	1,829,241	—	1,829,241
Net loss	—	(47,928)	—	—	—	(47,928)	(415)	(48,343)
Change in net unrealized loss on derivative instruments	—	—	—	—	(2,930)	(2,930)	—	(2,930)
Change in net unrealized gain on debt securities	—	—	—	—	1,476	1,476	—	1,476
Offering costs	—	(12,090)	—	—	—	(12,090)	—	(12,090)
Issuance of common units resulting from public issuance of common stock	11,091,607	289,900	—	—	—	289,900	—	289,900
Issuance of common units resulting from issuance of common stock - stock purchase plan	4,369	80	—	—	—	80	—	80
Stock based compensation - fair value	330,529	3,455	—	—	—	3,455	—	3,455
Conversion of OP Units to common units	151,043	3,788	—	—	—	3,788	—	3,788
Reallocation of limited partner interest in the Operating Partnership	—	739	—	—	—	739	—	739
Distributions on preferred units - Series B	—	(6,234)	—	—	—	(6,234)	—	(6,234)
Distributions on common units	—	(54,358)	—	—	—	(54,358)	—	(54,358)
Contributions to consolidated equity investment	—	—	—	—	—	—	171	171
Foreign currency translation adjustments	—	—	—	—	(594)	(594)	(5)	(599)
Balance at December 31, 2015	140,174,384	$2,832,683	$84,394	$—	$(5,751)	$2,911,326	$(249)	$2,911,077

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Consolidated Statement of Partners' Capital - (Continued)
(Amounts in thousands, except unit data)

	Partners' Interest		Series A Preferred Units	Accumulated Other Comprehensive Income (Loss)	Total GPTOP	Noncontrolling interest	Total
	Common Units	Common Unitholders
December 31, 2015	140,174,384	$2,832,683	$84,394	$(5,751)	$2,911,326	$(249)	$2,911,077
Net Income (loss)	—	33,358	—	—	33,358	(77)	33,281
Change in net unrealized loss on derivative instruments	—	—	—	5,634	5,634	—	5,634
Change in net unrealized gain on debt securities	—	—	—	2,689	2,689	—	2,689
Reclassification of unrealized gain of terminated derivative instruments into earnings	—	—	—	1,187	1,187	—	1,187
Offering costs	—	(225)	—	—	(225)	—	(225)
Issuance of common units resulting from public issuance of common shares	621	16	—	—	16	—	16
Share based compensation - fair value	300,490	3,347	—	—	3,347	—	3,347
Proceeds from share options exercised	15,948	167	—	—	167	—	167
Distribution reinvestment program proceeds	76	2	—	—	2	—	2
Conversion of OP Units to common units	156,452	4,159	—	—	4,159	—	4,159
Reallocation of limited partner interest in the Operating Partnership	—	(2,404)	—	—	(2,404)	—	(2,404)
Disposition of European unconsolidated equity investment interests held with a related party	—	—	—	(3,737)	(3,737)	—	(3,737)
Disposition of European investment	—	—	—	1,944	1,944	—	1,944
Foreign currency translation adjustment	—	—		(6,094)	(6,094)	5	(6,089)
Distributions on preferred units	—	(6,234)	—	—	(6,234)	—	(6,234)
Distributions on common units	—	(192,423)	—	—	(192,423)	—	(192,423)
Balance at December 31, 2016	140,647,971	$2,672,446	$84,394	$(4,128)	$2,752,712	$(321)	$2,752,391

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Consolidated Statement of Partners' Capital - (Continued)
(Amounts in thousands, except unit data)

	Partners' Interest		Series A Preferred Units	Accumulated Other Comprehensive Income (Loss)	Total GPTOP	Noncontrolling Interest
	Common Units	Common Unitholders					Total
Balance at December 31, 2016	140,647,971	$2,672,446	$84,394	$(4,128)	$2,752,712	$(321)	$2,752,391
Net Income (loss)	—	85,263	—	—	85,263	(114)	85,149
Change in net unrealized gain on derivative instruments	—	—	—	16,070	16,070	—	16,070
Change in net unrealized loss on debt securities	—	—	—	(3,282)	(3,282)	—	(3,282)
Reclassification of unrealized gain of terminated derivative instruments into earnings	—	—	—	1,024	1,024	—	1,024
Offering costs	—	(14,231)	—	—	(14,231)	—	(14,231)
Issuance of common units resulting from public issuance of common shares	14,569,978	410,585	—	—	410,585	—	410,585
Issuance of units resulting from redemption of Exchangeable Senior Notes for common shares	5,258,420	117,450	—	—	117,450	—	117,450
Share based compensation - fair value	68,983	5,785	—	—	5,785	—	5,785
Distribution reinvestment program proceeds	6,863	194	—	—	194	—	194
Conversion of OP Units to common units	134,607	3,738	—	—	3,738	—	3,738
Reallocation of limited partner interest in the Operating Partnership	—	(1,436)	—	—	(1,436)	—	(1,436)
Reclassification of accumulated foreign currency translation adjustments due to disposal	—	—	—	(1,200)	(1,200)	—	(1,200)
Reclassification of unrealized gain of non-derivative net investment hedge into earnings	—	—	—	1,851	1,851	—	1,851
Foreign currency translation adjustment	—	—	—	2,441	2,441	(37)	2,404
Contributions to noncontrolling interest in other partnerships	—	—	—	—	—	693	693
Distributions on preferred units	—	(6,234)	—	—	(6,234)	—	(6,234)
Distributions on common units	—	(232,148)	—	—	(232,148)	—	(232,148)
Balance at December 31, 2017	160,686,822	$3,041,412	$84,394	$12,776	$3,138,582	$221	$3,138,803

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Consolidated Statements of Cash Flows
(Amounts in thousands)

	Year Ended December 31,
	2017	2016	2015
Operating Activities:
Net income (loss)	$86,083	$33,365	$(48,719)
Adjustments to net cash provided by operating activities:
Depreciation and amortization	263,666	241,637	97,654
Amortization of acquired leases to rental revenue and expense	(4,980)	(10,699)	(12,249)
Amortization of deferred costs	2,584	1,719	3,711
Amortization of discounts and other fees	(836)	(3,814)	(3,212)
Amortization of lease inducement costs	384	346	269
Straight-line rent adjustment	(30,378)	(25,548)	(12,406)
Other-than-temporary impairment on retained bonds	4,890	—	—
Impairment of real estate investments	37,822	11,195	—
Gain on sale of properties	(46,808)	(4,286)	(839)
Distributions received from unconsolidated equity investments	9,530	50,891	5,704
Equity in net (income) loss of unconsolidated equity investments	(48,248)	(2,409)	1,107
Gain on remeasurement of previously held unconsolidated equity investment interests	—	(7,229)	—
Gain from sale of unconsolidated equity investment interests held with a related party	—	(5,341)	—
Loss on extinguishment of debt	6,702	18,960	9,472
Amortization of share-based compensation	8,063	5,356	6,562
Changes in operating assets and liabilities:
Payment of capitalized leasing costs	(13,753)	(13,616)	(3,132)
Tenant and other receivables	12,039	(18,727)	5,403
Other assets	5,159	(11,084)	10,946
Accounts payable and accrued expenses	(5,705)	(24,854)	(22,912)
Other liabilities	4,104	(6,610)	—
Net cash provided by operating activities	290,318	229,252	37,359
Investing Activities:
Capital expenditures	(83,748)	(43,429)	(4,577)
Distributions from investing activities received from unconsolidated equity investments	102,762	97,932	—
Proceeds from sales of unconsolidated equity investment interests held with a related party	9,327	151,546	—
Proceeds from sale of real estate	382,812	975,425	73,796
Cash, cash equivalents, and restricted cash acquired in connection with the Merger	—	—	43,163
Contributions to unconsolidated equity investments	(32,011)	(33,632)	(25,959)
Acquisition of real estate, net of cash acquired $0, $0, and $4,108	(1,181,949)	(1,059,691)	(919,213)
Contributions from noncontrolling interests in other entities	221	—	—
Proceeds from servicing advances receivable	—	1,390	—
Funding of loan investments	(21,877)	—	—
Net cash provided by (used in) investing activities	(824,463)	89,541	(832,790)
Financing Activities:			—
Proceeds from unsecured term loan and credit facility	1,055,000	536,466	2,293,612
Proceeds from senior unsecured notes	—	400,000	100,000
Repayment of unsecured term loans and credit facility	(544,744)	(762,199)	(1,831,806)
Acquisition of treasury bonds for defeasance	—	(144,063)	—
Proceeds from mortgage notes payable	2,582	9,550	—
Repayment of mortgage notes payable	(174,235)	(255,024)	(5,936)
Offering costs	(14,231)	(225)	(12,090)
Proceeds from issuance of common units	410,779	16	289,910
Payments for taxes related to net share settlement of share awards	(2,623)	—	—
Payment of deferred financing costs	(4,354)	(6,685)	(19,724)
Payment of debt extinguishment costs	—	(15,868)	—
Termination of derivatives	—	—	(3,784)
Preferred unit distributions paid	(6,234)	(6,234)	(6,234)
Common unit distributions paid	(224,533)	(148,501)	(54,868)
Proceeds from exercise of share options and purchases under the employee share purchase plan	—	167	80
Contributions from noncontrolling interests in other entities	472	—	169
Distribution to limited partnership interest in the Operating Partnership	(1,213)	(406)	(421)
Net cash provided by (used in) financing activities	496,666	(393,006)	748,908
Net decrease in cash, cash equivalents, and restricted cash	(37,479)	(74,213)	(46,523)
Increase (decrease) in cash, cash equivalents, and restricted cash related to foreign currency translation	—	(221)	77
Cash, cash equivalents, and restricted cash at beginning of period[1]	80,433	154,867	201,313
Cash, cash equivalents, and restricted cash at end of period[1]	$42,954	$80,433	$154,867

1.	Included in the balance as of December 31, 2015 is restricted cash of $9,482 related to assets held for sale as of that date.

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

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
Gramercy earns revenues primarily through rental revenues on properties that it owns in the United States. The Company also owns unconsolidated equity investments in the United States, Europe, and Asia. The Company's operations are conducted primarily through the Operating Partnership. As of December 31, 2017, third-party holders of limited partnership interests owned approximately 2.67% of the Operating Partnership. These interests are referred to as the noncontrolling interests in the Operating Partnership. See Note 13 for more information on the Company’s noncontrolling interests.
As of December 31, 2017, the Company’s wholly-owned portfolio consisted of 365 properties comprising 82,146,063 rentable square feet with 96.5% occupancy. As of December 31, 2017, the Company had ownership interests in 16 properties which were held in unconsolidated equity investments in the United States and Europe and one property held through the investment in CBRE Strategic Partners Asia. As of December 31, 2017, the Company managed approximately $1,700,000 of commercial real estate assets, including approximately $1,321,000 of assets in Europe, which includes the increase in value due to the European investment sales in July 2017, discussed below.
During the year ended December 31, 2017, the Company acquired 79 properties aggregating 19,643,747 square feet for a total purchase price of approximately $1,466,811, including the acquisition of a previously consolidated variable interest entity, or VIE, for $29,605, a vacant property for $2,400, two land parcels for $6,840, and one build-to-suit property upon completion for $63,244. Additionally, during the year ended December 31, 2017, the Company acquired seven land parcels for an aggregate purchase price of $10,190, on which it committed to construct industrial facilities for an estimated $95,511, one of which was completed in October 2017. During the year ended December 31, 2017, the Company sold 34 properties and two offices from another asset aggregating 3,203,565 square feet for total gross proceeds of approximately $412,578.
In July 2017, the Company disposed of its existing European unconsolidated equity investment interests, which resulted in net distributions to the Company of approximately $102,785 (€90,107), inclusive of a promoted interest distribution of approximately $8,840 (€7,727). Refer to Note 5 for more information on the sale transactions.
Prior to December 17, 2015, the Company was known as Chambers Street Properties, or Chambers. On December 17, 2015, Chambers completed a merger, or the Merger, with Gramercy Property Trust Inc., or Legacy Gramercy. While Chambers was the surviving legal entity, immediately following consummation of the Merger, the Company changed its name to “Gramercy Property Trust” and its New York Stock Exchange, or NYSE, trading symbol to “GPT.” As a result of the Merger, the financial information set forth herein subsequent to December 17, 2015 reflects results of the combined Company and financial information prior to December 17, 2015 reflects Legacy Gramercy results. For this reason, period to period comparisons may not be meaningful.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

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
2. Significant Accounting Policies
Reclassification
Certain prior year balances have been reclassified to conform with the current year presentation. During the fourth quarter of 2017, the Company adopted Accounting Standards Update, or ASU, No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash and cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows. As a result of the adoption, net cash provided by operating activities changed by $(310), $(2,344), and $880, net cash provided by (used in) investing activities changed by $129, $(11,867), and $24,662, and net cash provided by financing activities changed by $0, $279, and $50, for the years ended December 31, 2017, 2016, and 2015, respectively.
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
Entities that the Company does not control and are considered VIEs, but where the Company is not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated. The equity interests of other limited partners in the Company’s Operating Partnership are reflected as noncontrolling interests. See Note 13 for more information on the Company’s noncontrolling interests.
Real Estate Investments
Real Estate Acquisitions
In January 2017, the Financial Accounting Standards Board, or FASB, issued ASU 2017-01, Amendments to Business Combinations, which clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. Although the Company is not required to implement ASU 2017-01 until annual periods beginning after December 15, 2017, including interim periods within those periods, the Company early adopted the new standard in the first quarter of 2017. As a result, the Company evaluated its real estate acquisitions during the year ended December 31, 2017 under the new framework and determined the properties acquired did not meet the definition of a business, thus the transactions were accounted

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

for as asset acquisitions. Refer to the "Recently Issued Accounting Pronouncements" section below for more information on the new guidance and refer to Note 4 for more information on the transactions during the year ended December 31, 2017.
The Company evaluates its acquisitions of real estate, including equity interests in entities that predominantly hold real estate assets, to determine if the acquired assets meet the definition of a business and need to be accounted for as a business combination, or alternatively, should be accounted for as an asset acquisition. An integrated set of assets and activities acquired does not meet the definition of a business if either (i) substantially all the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets, or (ii) the asset and activities acquired do not contain at least an input and a substantive process that together significantly contribute to the ability to create outputs. The Company expects that its real estate acquisitions will not meet the definition of business combinations.
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

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

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
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.
The Company's restricted cash primarily consists of reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain mortgage note obligations, as well as proceeds from

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

property sales held by qualified intermediaries to be used for tax-deferred, like-kind exchanges under section 1031 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sum to the total of the same such amounts shown in the Statements of Cash Flows.

	As of December 31,
	2017	2016
Cash and cash equivalents	$30,231	$67,529
Restricted cash	12,723	12,904
Total cash, cash equivalents, and restricted cash	$42,954	$80,433
Variable Interest Entities
The Company had five and three consolidated VIEs as of December 31, 2017 and 2016, respectively, and had two and four unconsolidated VIEs as of December 31, 2017 and 2016, respectively, which the Company determined based on the structure and control provisions of each entity.
Consolidated VIEs
The Company’s five consolidated VIEs as of December 31, 2017 included the Operating Partnership and four land parcels in Fort Mill, South Carolina acquired by an investment entity formed in December 2017, on which it will fund the development of four industrial facilities, or the Lakemont Development Investment. The Company has a 95.0% interest in the Lakemont Development Investment and will acquire the seller’s retained 5.0% interest when the properties are developed and leased. As of December 31, 2017, the Company’s carrying value of the Lakemont Development Investment was $4,584.
The Company’s three consolidated VIEs as of December 31, 2016 included the Operating Partnership, a build-to-suit industrial property in Round Rock, Texas for which the Company was the lender under a non-recourse financing arrangement with the owner and developer, or Proportion Foods, and the entity that provided investment and asset management services to the Gramercy European Property Fund, which was the Company’s unconsolidated European investment formed in 2014, or European Fund Manager. The construction on the property held by Proportion Foods was completed in March 2017, at which time the Company acquired the property. The Company had a 50.0% interest in European Fund Manager, however following the disposal of the Gramercy European Property Fund’s assets in July 2017, European Fund Manager was dissolved. As of December 31, 2017, Proportion Foods and European Fund Manager were no longer considered consolidated VIEs. As of December 31, 2016, the Company’s carrying value of Proportion Foods and European Fund Manager was $19,795 and $1,053, respectively.
Unconsolidated VIEs
The Company’s two unconsolidated VIEs as of December 31, 2017 included its retained non-investment grade subordinate bonds, preferred shares and ordinary shares of two collateralized debt obligations, or CDOs, of which there were originally three in 2014, which are collectively herein referred to as the Retained CDO Bonds. In April 2017, one of the CDOs commenced liquidation, from which the Company will not receive any proceeds, thus as of December 31,

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

2017, one of the Retained CDO Bonds was no longer considered an unconsolidated VIE. Refer to the “Other Assets” section of Note 2 and also to Note 9 for more information on the accounting and valuation of the Retained CDO Bonds. As of December 31, 2017, the Company’s carrying value of the Retained CDO Bonds was $5,527.
The Company’s four unconsolidated VIEs as of December 31, 2016 included the Retained CDO Bonds and the European entity entitled to certain preferential distributions through its interest in the Gramercy European Property Fund, or European Fund Carry Co. Following the sale of the Gramercy European Property Fund’s assets in July 2017, European Fund Carry Co. was dissolved, thus as of December 31, 2017, it was no longer considered an unconsolidated VIE. As of December 31, 2016, the Company’s carrying value of the Retained CDO Bonds and European Fund Carry Co. was $11,906 and $8, respectively.
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
Tenant and other receivables are recorded net of the allowance for doubtful accounts, which was $638 and $57 as of December 31, 2017 and 2016, respectively. The Company continually reviews receivables related to rent, tenant reimbursements, and management fees, including incentive fees, and determines collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable, as appropriate.
Management fees, including incentive management fees, are recognized as earned in accordance with the terms of the management agreements. The management agreements may contain provisions for fees related to dispositions, administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets.
Intangible Assets and Liabilities
As discussed above in policy section, "Real Estate Acquisitions," the Company follows the acquisition method of accounting for its asset acquisitions and business combinations and thus allocates the purchase price of acquired properties to tangible and identifiable intangible assets acquired based on their respective fair values. Identifiable intangible assets include amounts allocated to acquired leases for above- and below-market lease rates and the value

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

of in-place leases. Management also considers information obtained about each property as a result of its pre-acquisition due diligence.
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

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

Intangible assets and liabilities consist of the following:

	As of December 31,
	2017	2016
Intangible assets:
In-place leases, net of accumulated amortization of $194,836 and $117,717	$545,782	$553,924
Above-market leases, net of accumulated amortization of $25,229 and $15,719	46,713	59,647
Below-market ground rent, net of accumulated amortization of $408 and $274	6,064	5,109
Total intangible assets	$598,559	$618,680
Intangible liabilities:
Below-market leases, net of accumulated amortization of $28,516 and $26,168	$159,652	$223,110
Above-market ground rent, net of accumulated amortization of $462 and $248	6,839	7,073
Total intangible liabilities	$166,491	$230,183
The following table provides the weighted average amortization period as of December 31, 2017 for intangible assets and liabilities and their projected amortization for the next five years.

	Weighted Average Amortization Period (years)	2018	2019	2020	2021	2022
In-place leases	9.3	$98,551	$85,062	$71,384	$60,155	$46,838
Total to be included in depreciation and amortization expense		$98,551	$85,062	$71,384	$60,155	$46,838
Above-market lease assets	6.9	$10,175	$9,230	$7,292	$6,019	$3,342
Below-market lease liabilities	17.6	(12,291)	(12,021)	(11,585)	(10,467)	(9,872)
Total to be included in rental revenue		$(2,116)	$(2,791)	$(4,293)	$(4,448)	$(6,530)
Below-market ground rent	39.5	$158	$158	$158	$158	$158
Above-market ground rent	32.3	(214)	(214)	(214)	(214)	(214)
Total to be included in property operating expense		$(56)	$(56)	$(56)	$(56)	$(56)
The Company recorded $100,196, $112,072, and $37,592 of amortization of intangible assets as part of depreciation and amortization expense for the years ended December 31, 2017, 2016, and 2015, respectively. The Company recorded $4,942, $10,768 and $12,256 of amortization of intangible assets and liabilities as an increase to rental revenue for the years ended December 31, 2017, 2016, and 2015, respectively. The Company recorded $(79), $28, and $41 of amortization of ground rent intangible assets and liabilities as an (increase to) or reduction of property operating expense for the years ended December 2017, 2016, and 2015, respectively.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

Revenue
Real Estate Investments
Rental revenue from leases on real estate investments is recognized on a straight-line basis over the term of the lease, regardless of when payments are contractually due. The excess of rental revenue recognized over the amounts contractually due according to the underlying leases are included in tenant and other receivables, net on the Consolidated Balance Sheets. For leases on properties that are under construction at the time of acquisition, the Company begins recognition of rental revenue upon completion of construction of the leased asset and delivery of the leased asset to the tenant.
The Company’s lease agreements with tenants also generally contain provisions that require tenants to reimburse the Company for real estate taxes, insurance costs, common area maintenance costs, and other property-related expenses. Under lease arrangements in which the Company is the primary obligor for these expenses, the Company recognizes such amounts as both revenues and operating expenses. Under lease arrangements in which the tenant pays these expenses directly, such amounts are not included in revenues or expenses. These reimbursement amounts are recognized in the period in which the related expenses are incurred.
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
Certain of the Company’s asset management contracts and agreements with its unconsolidated equity investments include provisions that allow it to earn additional fees, generally described as incentive fees or promoted interests, based on the achievement of a targeted valuation or the achievement of a certain internal rate of return on the managed assets held by third parties or the equity investment. The Company recognizes incentive fees on its asset management contracts based upon the amount that would be due pursuant to the contract if the contract were terminated at the reporting date. If the incentive fee is a fixed amount, only a proportionate share of revenue is recognized at the reporting date, with the remaining fees recognized on a straight-line basis over the measurement period. The Company recognizes promoted interest in the period in which it is determined to be appropriately earned pursuant to the terms of the specific agreement. The values of incentive fees and promoted interest fees are periodically evaluated by management. The Company’s management agreement with KBS Acquisition Sub, LLC, or KBS, which has historically been a significant source of its

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

management fee revenue, was terminated on March 31, 2017. For the years ended December 31, 2017, 2016, and 2015, the Company recognized incentive fees of $1,721, $19,159, and $3,012, respectively.
Other Income
Other income primarily consists of miscellaneous property related income, lease termination fees, income accretion on the Company’s Retained CDO Bonds, realized foreign currency exchange gains (losses), and interest income.
Foreign Currency
The Company's European management platform performs asset and property management services in Europe. The Company has unconsolidated equity investments in Europe and Asia and previously had two wholly-owned properties in Canada and one wholly-owned property in the United Kingdom until their dispositions in March 2017 and December 2016, respectively. The Company also had borrowings outstanding in euros and British pounds sterling under the multicurrency portion of its revolving credit facility during 2017. Refer to Note 5 for more information on the Company’s foreign unconsolidated equity investments.
Foreign Currency Translation
During the periods presented, the Company had interests in Europe and Canada for which the functional currencies are the euro, the British pound sterling, and the Canadian dollar, respectively. The Company performs the translation from these foreign currencies to the U.S. dollar for assets and liabilities using the exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. The Company reports the gains and losses resulting from such translation as a component of other comprehensive income. The Company recorded net translation gains (losses) of $2,441, $(6,094), and $(594) for the years ended December 31, 2017, 2016, and 2015, respectively. These translation gains and losses are reclassified to other income within earnings when the Company has substantially exited from the foreign currency denominated asset or liability.
Foreign Currency Transactions
A transaction gain or loss realized upon settlement of a foreign currency transaction will be included in earnings for the period in which the transaction is settled. Foreign currency intercompany transactions that are scheduled for settlement are included in the determination of net income. Intercompany foreign currency transactions of a long-term nature that do not have a planned or foreseeable future settlement date, in which the entities to the transactions are consolidated or accounted for by the equity method in the Company’s financial statements, are not included in net income but are reported as a component of other comprehensive income. For the years ended December 31, 2017, 2016, and 2015, the Company recognized net realized foreign currency transaction gains (losses) of $109, $102 and $(23), respectively, on such transactions.
Other Assets
The Company includes prepaid expenses, capitalized software costs, contract intangible assets, deferred costs, loan investments, goodwill, derivative assets, and Retained CDO Bonds in other assets.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

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
Deferred Costs
The Company's deferred costs consist of deferred financing costs, deferred leasing costs, and deferred costs of lease inducements, and are presented in other assets net of accumulated amortization. Deferred financing costs are comprised of costs associated with the Company’s unsecured credit facility and include commitment fees, issuance costs, and legal and other third-party costs associated with obtaining the related financing. Deferred financing costs are amortized into interest expense on a straight-line or effective interest basis over the contractual term of the respective agreement. Unamortized deferred financing costs are expensed when the associated debt is refinanced or repaid before maturity and costs incurred in seeking financing transactions that do not close are expensed when it is determined the financing will not close. Deferred leasing costs include direct costs, such as lease commissions, incurred to initiate and renew operating leases and are amortized into depreciation expense on a straight-line basis over the related lease term. The Company also has deferred costs associated with lease inducement fees paid to secure acquisitions, which are amortized on a straight-line basis over the related lease term as a reduction of rental revenue.
Loan Investments
The Company may originate loans related to specific real estate development projects. In October 2017, the Company entered into an agreement to provide a mezzanine construction loan facility with a maximum commitment of $250,000 to an industrial developer as borrower. The Company has approval rights for all new projects added to the facility, which has an initial term of five years, plus two one-year extension options and earns interest ranging from 9.00% to 12.00% depending on occupancy and loan-to-value. As of December 31, 2017, the carrying value of the Company’s loan investments was $22,154 and the loan investments had a weighted average interest rate of 10.47%.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

The Company’s loan investments are presented in other assets at cost, net of accumulated amortization of related loan costs. Loan costs are amortized on a straight-line or effective interest basis over the contractual terms of the respective agreements and the amortization is reflected as interest expense. Unamortized costs related to loan investments are expensed when the associated loan is refinanced or repaid before maturity. Interest earned on the loan investments is recorded in other income. The Company will suspend accrual of interest income on a loan investment at the earlier of the date at which payments become 90 days past due or when, in the opinion of management, a full recovery of interest income becomes doubtful, and such accrual will be resumed when the investment becomes contractually current and performance has resumed.
The Company evaluates its loan investments for possible credit losses each period using factors such as delinquencies, collateral quality, loss experience, and economic conditions. Based on this analysis, the Company will establish a provision for possible credit loss for specific loan investments concluded to have possible credit losses, and, if it is deemed is probable that a loan’s contractual amounts will not be collected, the investment is considered impaired. All of the Company’s loan investments are considered to be held to maturity and, as such, if an impairment is indicated on a loan investment, the Company will record a valuation allowance and corresponding expense based on the excess of the investment’s carrying amount over the net fair value of its collateral. There were no loan reserves recorded during the year ended December 31, 2017 and all of the Company’s loan investments were performing in accordance with the terms of the relevant investments as of December 31, 2017.
Goodwill
Goodwill represents the fair value of the synergies expected to be achieved upon consummation of a business combination and is measured as the excess of consideration transferred over the net assets acquired at acquisition date. The Company recognized goodwill of $3,802 related to the acquisition of Gramercy Europe Limited. The carrying value of goodwill is adjusted each reporting period for the effect of foreign currency translation adjustments. The carrying value of goodwill at December 31, 2017 and 2016 was $3,272 and $2,988, respectively. The Company’s goodwill has an indeterminate life and is not amortized, but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The Company takes a qualitative approach to consider whether an impairment of goodwill exists prior to quantitatively determining the fair value of the reporting unit in step one of the impairment test. The Company did not record any impairment on its goodwill during the years ended December 31, 2017, 2016, or 2015.
Retained CDO Bonds
The Company records the Retained CDO Bonds at fair value using a discounted cash flow model based upon management’s estimate of future cash flows expected to be collected. There is no guarantee that the Company will realize any proceeds from this investment, or what the timing will be for the expected remaining life of the Retained CDO Bonds. The Company considers these investments to be not of high credit quality and does not expect a full recovery of interest and principal. Therefore, the Company has suspended interest income accruals on these investments. The Company classifies the Retained CDO Bonds as available for sale. On a quarterly basis, the Company evaluates the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

flows and the investment is in an unrealized loss position, the Company will record an other-than-temporary impairment, or OTTI, in the Consolidated Statements of Operations. Refer to Note 9 for further discussion regarding the fair value measurement of the Retained CDO Bonds. For the years ended December 31, 2017, 2016, and 2015, the Company recognized OTTI of $4,890, $0, and $0, respectively, on its Retained CDO Bonds.
A summary of the Company’s Retained CDO Bonds as of and for the years ended December 31, 2017 and 2016 is as follows:

As of and for the year ended December 31,	Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain	Other-than- temporary impairment	Fair Value	Weighted Average Expected Life (years)
2017	6	$326,979	$5,110	$417	$(4,890)	$5,527	1.1
2016	9	$384,784	$8,207	$3,699	$—	$11,906	1.6
The following table summarizes the activity related to credit losses on the Retained CDO Bonds for the years ended December 31, 2017, 2016, and 2015:

	2017	2016	2015
Balance at beginning of period of credit losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income (loss)	$(491)	$3,196	$6,818
Additions to credit losses:
On Retained CDO Bonds for which an OTTI was previously recognized and a portion of an OTTI was recognized in other comprehensive income (loss)	(4,890)	—	—
For increases in cash flows expected to be collected that are recognized over the remaining life of the Retained CDO Bonds	1,412	(3,687)	(3,622)
Balance at end of period of credit of losses on Retained CDO Bonds for which a portion of an OTTI was recognized in other comprehensive income (loss)	$(3,969)	$(491)	$3,196
Benefit Plans
The Company has a 401(k) Savings/Retirement Plan, or the 401(k) Plan, to cover eligible employees of the Company, and any designated affiliate. The 401(k) Plan permits eligible employees to defer up to 15.0% of their annual compensation, subject to certain limitations imposed by the Internal Revenue Code. The employees’ elective deferrals are immediately vested and non-forfeitable. The 401(k) Plan provides for discretionary matching contributions by the Company. Except for the 401(k) Plan, at December 31, 2017 the Company did not maintain a defined benefit pension plan, post-retirement health and welfare plan or other benefit plans.
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

Concentrations of credit risk also arise when a number of the Company’s tenants or asset management clients are engaged in similar business activities or are subject to similar economic risks or conditions that could cause their inability to meet contractual obligations to the Company. The Company regularly monitors its portfolio to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified. During the year ended December 31, 2017, there were no tenants that accounted for 10.0% or more of the Company's rental revenue. One tenant, Bank of America, N.A., accounted for 12.1% and 24.2% of the Company’s rental revenue for the years ended December 31, 2016 and 2015, respectively, of which 5.2% and 7.1%, respectively, pertained to amortization recorded on below-market lease liabilities. Additionally, for the year ended December 31, 2017, there were three states, California, Texas, and Florida, that each accounted for 10.0% or more of the Company’s rental revenue.
Segment Reporting
Accounting Standards Codification, or ASC, 280, Segment Reporting, establishes standards for the manner in which public enterprises report information about operating segments. In prior periods, the Company has viewed and presented its operations as two segments, Investments/Corporate and Asset Management. However, based upon the significant reduction in the Company’s third-party asset management operations following the expiration of the KBS management contract as of March 31, 2017, the Company views its operations as one segment, which consists of net leasing operations. The Company has no other reportable segments.
Use of Estimates
The preparation of financial statements in conformity with Generally Accepted Accounting Principles, or GAAP, requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration it expects to receive in exchange for those goods or services. The guidance also requires enhanced disclosures related to the nature, amount, timing, and uncertainty of revenue that is recognized. In April 2016, the FASB issued ASU 2016-10, which amends the new revenue recognition guidance on identifying performance obligations. In February 2017, the FASB issued ASU 2017-05, which clarifies the scope of gains and losses from the derecognition of nonfinancial assets and provides guidance for the partial sales of nonfinancial assets in context of the new revenue standard. The new revenue recognition guidance is effective for the first interim period within annual reporting periods beginning after December 15, 2017, with early adoption permitted for the first interim period within annual reporting periods beginning after December 15, 2016. Companies may use either a full retrospective or a modified retrospective approach to adopt the new guidance. A substantial portion of the Company’s revenue consists of rental revenue from leasing arrangements, which is specifically excluded from the new revenue guidance, however the Company also generates revenue from operating expense reimbursements, management fees, incentive fees, and gains and impairments on disposals, which will be impacted by the new revenue standard. The Company will adopt the standard in the first quarter of 2018 using the modified retrospective approach and the impact of adoption will not have a material impact on its Consolidated Financial Statements.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to record changes in instruments specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. The update is effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The Company has not yet adopted this new guidance and is currently evaluating the impact of adopting this new accounting standard on its Consolidated Financial Statements.
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
In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation: Improvements to Employee Share-Based Payment Accounting. The update serves to simplify the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification of awards on the statement of cash flows. The guidance in the ASU is effective for fiscal years beginning after December

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

15, 2016. The Company adopted the new guidance in the first quarter of 2017. The adoption of this guidance did not have a material impact on the Company’s Consolidated Financial Statements.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires the statement of cash flows to explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. The updated guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years and must be adopted using a retrospective transition method to each period presented, with early adoption permitted. The Company adopted the update in the fourth quarter of 2017 and the impact of the adoption on the Company's Consolidated Financial Statements is shown above in the "Reclassification" section of Note 2.
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
In January 2017, the FASB issued ASU 2017-04, Intangibles- Goodwill and Other, which simplifies the accounting for goodwill impairments. Under the new guidance, step 2 of the analysis is eliminated and thus, rather than calculating an implied value of goodwill to determine impairment, a goodwill impairment will be recorded based on the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance is effective for annual or interim goodwill impairment tests in fiscal years beginning after December 31, 2019 with early adoption permitted for impairment tests after January 1, 2017. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting. The amendment provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. The guidance is effective for annual and

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

interim periods beginning after December 15, 2017, with early adoption permitted under certain circumstances. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. The Company is currently evaluating the impact of this guidance on its Consolidated Financial Statements.
3. Dispositions, Assets Held for Sale, and Discontinued Operations
Real Estate Dispositions
During the year ended December 31, 2017, the Company sold 34 properties as well as two offices that are part of another asset. The property sales in 2017 comprised an aggregate 3,203,565 square feet and generated gross proceeds of $412,578. During the year ended December 31, 2017, the Company recognized a net gain on disposals of $46,808 related to 32 properties sold during the period. During the year ended December 31, 2017, the Company recognized a total impairment on real estate investments of $37,822, of which $19,559 is related to seven properties held as of December 31, 2017 that were determined to have non-recoverable declines in value during the period, and the remainder is related to properties sold during the period. Refer to Note 9 for more information on how the Company determined the non-recurring fair value of these properties. Of the properties sold during the year ended December 31, 2017, 11 of the sales were structured as like-kind exchanges within the meaning of section 1031 of the Internal Revenue Code. As a result of the sales, the Company deposited $212,942 of the total sale proceeds into a 1031 exchange escrow account with a qualified intermediary, all of which was used as consideration for 15 property acquisitions during the year ended December 31, 2017.
During the year ended December 31, 2016, the Company sold 24 properties, including six properties contributed to Strategic Office Partners, an unconsolidated equity investment in which the Company has a 25.0% interest. During the year ended December 31, 2016, the Company recognized a $3,877 gain on disposals and a $2,844 impairment on real estate investments that were disposed during the period, including $321 net gain on disposals within discontinued operations. During the year ended December 31, 2016, the Company recognized an additional $8,263 impairment on a real estate investment that was held as of December 31, 2016. Six of the properties sold during the year ended December 31, 2016, which were sold for gross proceeds of $397,055, represent properties assumed in the Merger that were designated as held for sale at the time of Merger closing, and were thus included in discontinued operations for all periods presented. No other properties sold during the years ended December 31, 2017, 2016, or 2015 were included in discontinued operations. During the year ended December 31, 2015, the Company sold seven properties, including the sale of 50.0% of its interest in an office property located in Morristown, New Jersey. The Company recognized a $839 net gain on disposals and no impairments on real estate investments during the year ended December 31, 2015.
Assets Held for Sale
In the normal course of business the Company identifies non-strategic assets for sale. The Company separately classifies properties held for sale in its Consolidated Financial Statements. As of December 31, 2017, the Company had one asset classified as held for sale, which had a net asset value of $402, all of which represented the value of the real estate investments contained in the asset. As of December 31, 2016, the Company had no assets classified as held for

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

sale. Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held for sale, depreciation and amortization expense is no longer recorded.
Discontinued Operations
The Company's discontinued operations for the years ended December 31, 2017, 2016, and 2015 were primarily related to the assets that were assumed in the Merger and simultaneously designated as held for sale. The following operating results for the years ended December 31, 2017, 2016, and 2015 are included in discontinued operations for all periods presented:

	Year Ended December 31,
	2017	2016	2015
Operating Results:
Revenues	$5	$6,547	$2,052
Operating expenses	6	(2,304)	(290)
General and administrative expense	(100)	(176)	(384)
Interest expense	—	(807)	(503)
Depreciation and amortization	—	(112)	—
Gain on extinguishment of debt	—	1,930	—
Income (loss) from operations	(89)	5,078	875
Net gain on disposals	—	321	—
Income (loss) from discontinued operations	$(89)	$5,399	$875
Discontinued operations have not been segregated in the Consolidated Statements of Cash Flows. The Company's discontinued operations and cash flows related to discontinued operations were not significant for the year ended December 31, 2017. The table below presents additional relevant information pertaining to results of discontinued operations for the years ended December 31, 2016 and 2015, including depreciation, amortization, capital expenditures, and significant operating and investing noncash items:

	Year Ended December 31,
	2016	2015
Amortization expense	$(112)	$—
Significant operating noncash items	(9,137)	(273)
Significant investing noncash items	—	131,358
Increase in cash and cash equivalents related to foreign currency translation	—	121
Total	$(9,249)	$131,206

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

4. Real Estate Investments
Property Acquisitions
During the year ended December 31, 2017, the Company acquired 79 properties comprising 19,643,747 square feet for an aggregate contract purchase price of approximately $1,466,811, including the acquisition of a consolidated VIE for $29,605, a vacant property for $2,400, two land parcels for $6,840, and one build-to-suit property upon completion for $63,244. Additionally, during the year ended December 31, 2017, the Company acquired seven land parcels for an aggregate purchase price of $10,190, on which it committed to construct industrial facilities for an aggregate estimated $95,511, of which one was completed in October 2017. The total value of the properties acquired during the year ended December 31, 2017 was comprised of $1,385,617 of real estate assets, $135,414 of intangible assets, and $21,516 of intangible liabilities, including acquisition costs capitalized for the asset acquisitions.
Property Purchase Price Allocations
As described in Note 2, during the first quarter of 2017 the Company adopted ASU 2017-01, Amendments to Business Combinations, which amends the definition of a business and provides a revised framework for the determination of whether an integrated set of assets and activities meets the definition of a business. The Company evaluated its real estate acquisitions during the year ended December 31, 2017 under the new framework and, accordingly, accounted for the transactions as asset acquisitions. Prior to adoption of ASU 2017-01 in 2017, the majority of the Company’s acquisitions were accounted for as business combinations. Of the acquisitions prior to 2017, there were 21 properties acquired in 2016 that were accounted for as business combinations which had preliminary purchase price allocations recorded as of December 31, 2016. The Company finalized the purchase price allocations of these 21 properties during the first quarter of 2017.
The aggregate changes recorded from the preliminary purchase price allocations to the finalized purchase price allocations, are shown in the table below and are reflected in earnings for year ended December 31, 2017:

Preliminary Allocations recorded			Finalized Allocations recorded
Real Estate Assets	Intangible Assets	Intangible Liabilities	Real Estate Assets	Intangible Assets	Intangible Liabilities	Decrease to Rental Revenue	Increase to Depreciation and Amortization Expense
$513,424	$61,178	$11,093	$513,087	$60,627	$10,205	$27	$16
5. Unconsolidated Equity Investments
The Company has investments in a variety of ventures. The Company will co-invest in entities that own multiple properties with various investors or with one partner. The Company may manage the ventures and earn fees, such as asset and property management fees, incentive fees, and promoted interest for its services, or one of the other partners will manage the ventures for similar such fees. Depending on the structure of the venture, the Company’s voting interest may be different than its economic interest.
The Company accounts for substantially all of its unconsolidated equity investments under the equity method of accounting because it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In unconsolidated equity investments, the rights of the other investors are protective and

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

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
As a result of the Merger in 2015, the Company acquired an interest in four unconsolidated entities, the Goodman Europe JV, the Goodman UK JV, CBRE Strategic Partners Asia, and the Duke JV, which are described below. The Company’s equity investment in the entities was fair valued on the Merger closing date, and the difference between the historical carrying value of the net assets and the fair value was recorded as a basis difference, which is amortized to equity in net income (loss) from unconsolidated equity investments over the remaining weighted average useful life of the underlying assets of each entity.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

As of December 31, 2017 and 2016, the Company owned properties through unconsolidated equity investments and had investment interests in these unconsolidated entities as follows:

	As of December 31, 2017					As of December 31, 2016
Investment	Ownership %	Voting Interest %	Partner	Investment in Unconsolidated Equity Investment [1]	No. of Properties	Investment in Unconsolidated Equity Investment[1]	No. of Properties
Strategic Office Partners	25.0%	25.0%	TPG Real Estate	$28,243	13	$15,872	6
E-Commerce JV	51.0%	50.0%	Ample Glow Investments	17,798	—	—	—
Goodman UK JV	80.0%	50.0%	Goodman Group	15,768	1	25,309	2
CBRE Strategic Partners Asia	5.07%	5.07%	Various	2,820	1	4,145	2
Philips JV	25.0%	25.0%	Various	—	1	—	1
Morristown JV	50.0%	50.0%	21 South Street	2,636	1	2,623	1
Gramercy European Property Fund III	19.9%	50.0%	Various	2,949	—	—	—
Gramercy European Property Fund [2]	—%	—%	Various	—	—	50,367	26
Goodman Europe JV3	—%	—%	Gramercy European Property Fund	—	—	3,491	8
Total				$70,214	17	$101,807	46

1.
The amounts presented include a basis difference of $1,943, net of accumulated amortization, for the Goodman UK JV as of December 31, 2017. The amounts presented include basis differences of $2,286, and $3,941, net of accumulated amortization, for the Goodman Europe JV and the Goodman UK JV, respectively, as of December 31, 2016.

2.
The Gramercy European Property Fund sold 100.0% of its assets to a third party in July 2017 and was subsequently dissolved, thus the Company had no remaining investment in the entity as of December 31, 2017. The amount presented as of December 31, 2016 includes European Fund Carry Co., which has a carrying value of $8 for the Company's 25.0% interest.

3.
In the table above, the Company’s 94.9% indirect interest in the Goodman Europe JV held through its 14.2% interest in the Gramercy European Property Fund is included in the amount shown for the Gramercy European Property Fund and the Company’s 5.1% direct interest in the Goodman Europe JV is presented separately as the amount shown for the Goodman Europe JV. In July 2017, the Company sold its 5.1% direct interest in the Goodman Europe JV and the assets of the Goodman Europe JV were sold to a third party as part of the aforementioned sale of the assets of Gramercy European Property Fund.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

The following is a summary of the Company’s unconsolidated equity investments for the years ended December 31, 2017 and 2016:

	2017	2016
Balance at beginning of period	$101,807	$580,000
Contributions to unconsolidated equity investments[1]	34,277	76,856
Equity in net income of unconsolidated equity investments, including adjustments for basis differences	48,248	2,409
Other comprehensive income (loss) of unconsolidated equity investments	7,012	(7,264)
Distributions from unconsolidated equity investments [2]	(112,292)	(411,837)
Purchase price allocations	—	5,000
Reclassification of unrealized gain of non-derivative net investment hedge into earnings	1,851	—
Gain on sale and dissolution of unconsolidated equity investment interests	—	12,570
Sale of unconsolidated equity investments	(9,327)	(151,546)
Receivable from dissolution of joint venture	—	(644)
Reclassification of accumulated foreign currency translation adjustments due to disposal	(1,362)	(3,737)
Balance at end of period	$70,214	$101,807

1.	Includes the fair value of the six properties of $46,608 contributed by the Company to Strategic Office Partners during 2016.

2.	Includes the fair value of the seven properties of $276,100 distributed by the Duke JV to the Company during 2016.
Strategic Office Partners
In August 2016, the Company partnered with TPG Real Estate, or TPG, to form Strategic Office Partners, an unconsolidated equity investment created for the purpose of acquiring, owning, operating, leasing and selling single-tenant office properties located in high-growth metropolitan areas in the United States. In September 2016, the Company contributed six properties to Strategic Office Partners and during the year ended December 31, 2017, Strategic Office Partners acquired eight properties and sold one property. As a result of the Company's initial property contribution in 2016, the Company recorded a gain of $2,336, which is recorded in net gain on disposals in its Consolidated Statements of Operations for the year ended December 31, 2016. The Company provides asset and property management, accounting, construction, and leasing services to Strategic Office Partners, for which it earns management fees and is entitled to a promoted interest. TPG and the Company have committed an aggregate $400,000 to Strategic Office Partners, including $100,000 from the Company. During the year ended December 31, 2017, the Company contributed $13,450 to Strategic Office Partners and as of December 31, 2017, the Company's remaining commitment is $70,523. During the years ended December 31, 2017 and 2016, the Company received cash distributions of $2,710 and $30,581, respectively, from Strategic Office Partners.
E-Commerce JV
In November 2017, the Company formed a joint venture with an investment partner, which will acquire, own and manage Class A distribution centers leased to leading e-commerce tenants on long-term leases across the United States, or the E-Commerce JV. The Company has joint control over the E-Commerce JV, which is shared equally with its

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

investment partner. The Company provides asset and property management and accounting services to the E-Commerce JV, for which it earns management fees. The Company has a 51.0% interest in the E-Commerce JV and has committed capital to fund its initial acquisition of six properties, as well as the acquisition of additional properties in the future, subject to the partners' approval. The Company's pro rata funding commitment for the initial six properties is estimated at approximately $110,000, of which approximately $80,000 will be funded in OP Units and approximately $30,000 will be funded in cash. During the year ended December 31, 2017, the Company contributed $17,811 in cash to the E-Commerce JV to fund purchase deposits. The E-Commerce JV did not own any properties as of December 31, 2017.
European Investment Funds
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
In July 2017, the Gramercy European Property Fund sold 100.0% of its assets to a third party, including 30 properties that it 100.0% owned and eight additional properties that it had a 94.9% interest in through its investment in the Goodman Europe JV. Concurrently, the Company sold its 5.1% direct interest in the Goodman Europe JV to the same entity that acquired the Gramercy European Property Fund’s assets. The transactions resulted in net distributions to the Company of approximately $102,785 (€90,107), inclusive of a promoted interest distribution of approximately $8,840 (€7,727). As a result of the transactions, during the year ended December 31, 2017, the Company recorded net gain on disposal of $27,575 and $6,142 related to the Gramercy European Property Fund and the Goodman Europe JV, respectively, including $(634) and $145, respectively, related to the write-off of accumulated other comprehensive income, related to the write-off of accumulated other comprehensive income on the net investment hedge, and approximately $8,840 of fee income related to the promoted interest from the European Fund Carry Co. The amount written off from accumulated other comprehensive income into earnings for the Gramercy European Property Fund includes $(1,851) related to the Company's euro-denominated non-derivative net investment hedge, as the euro borrowings under the 2015 Revolving Credit Facility were repaid and the hedge instrument was terminated in connection with the sale transactions during year ended December 31, 2017. All of these amounts are recorded within equity in net income of unconsolidated equity investments on the Company’s Consolidated Statements of Operations for the year ended December 31, 2017. Following the transactions, the Gramercy European Property Fund had no properties, the value of the Company’s investment in the Gramercy European Property Fund had no remaining value, and the Company had no remaining interest in the Goodman Europe JV. During the fourth quarter of 2017, European Fund Carry Co. and European Fund Manager were liquidated. In connection with the sale transactions, the Company's management contract arrangement with the Gramercy European Property Fund was terminated; however, the Company continues to manage the assets that were held by both the Gramercy European Property Fund and the Goodman Europe JV for the new owner through June 2018 pursuant to a new asset management contract entered into upon closing of the sale transactions. Refer to the Management’s Discussion and Analysis for further information on the transaction.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

During the years ended December 31, 2017, 2016, and 2015, the Company received distributions of $689, $10,030, and $0, respectively, from the Goodman Europe JV and no distributions from the Gramercy European Property Fund, excluding the distributions in 2017 related to the sale transactions described above.
In May 2016, the Gramercy European Property Fund acquired a 20.0% interest in the Goodman Europe JV, in which the Company had the remaining 80.0% interest, for a total purchase price of $47,633 (€42,766). In June 2016, the Gramercy European Property Fund acquired 74.9% of the Company’s 80.0% interest in the Goodman Europe JV for a total purchase price of $148,884 (€134,336). As of December 31, 2016, the Company had a 14.2% interest in the Gramercy European Property Fund, which had a 94.9% ownership interest in the Goodman Europe JV, and a 5.1% direct interest in the Goodman Europe JV, as well as an indirect interest in the remaining 94.9% interest that is held through its 14.2% interest in the Gramercy European Property Fund. As a result of the Gramercy European Property Fund’s acquisition of the Goodman Group’s 20.0% interest in the Goodman Europe JV, the Goodman Europe JV shareholder agreement, which previously had the same terms as that of the Goodman UK JV, was amended such that control was allocated to the joint venture partners based upon ownership interest. Following the transactions, the Company maintained significant influence in the Goodman Europe JV, thus it continued to account for its interest using the equity method. Pursuant to the amended Goodman Europe JV shareholder agreement, the Goodman Europe JV paid accounting and property management fees to the Goodman Group and paid investment advisory and other management-related fees to the Gramercy European Property Fund in connection with the services provided by these entities. In December 2016, the Company sold its 5.1% interest in one property located in Lille, France held by the Goodman Europe JV to the Gramercy European Property Fund, in which it had a 14.2% ownership interest, for gross proceeds of $2,662 (€2,563). Refer to Note 8 for additional information on the equity transactions related to the Gramercy European Property Fund and the Goodman Europe JV.
Gramercy European Property Fund III
In October 2017, the Company formed a new European investment fund with several other equity investment partners, or the Gramercy European Property Fund III, which has total initial capital commitment of $315,278 (€262,622) from all investors, of which the Company’s initial capital commitment is $62,651 (€52,187), representing an interest of approximately 19.9%. The Company provides asset and property management and accounting services to the Gramercy European Property Fund III, for which it is entitled to management fees and a promoted interest. During the year ended December 31, 2017, the Company contributed $3,016 (€2,514) to the Gramercy European Property Fund III, of which $2,266 (€1,888) was accrued at December 31, 2017 and funded in January 2018. The Gramercy European Property Fund III did not own any properties as of December 31, 2017.
Goodman UK JV
The Goodman UK JV invests in industrial properties in the United Kingdom. Pursuant to the Goodman UK JV shareholder agreement, if a deadlock arises pertaining to a major decision regarding a specific property, either shareholder may exercise a buy-sell option in relation to the relevant property for the Goodman UK JV. Additionally, after the initial investment period, either shareholder wishing to exit the Goodman UK JV may exercise a buy-sell option with respect to its entire interest. The Goodman Group provides investment advisory, development and property management, and other services to the Goodman UK JV, for which it earns management fees and is entitled to a promoted interest.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

During the years ended December 31, 2017, 2016, and 2015 the Company received distributions of $14,688, $13,344, and $0, respectively, from the Goodman UK JV.
CBRE Strategic Partners Asia
CBRE Strategic Partners Asia is a real estate investment fund with investments in China. CBRE Strategic Partners Asia has an eight-year term, which began on January 31, 2008 and may be extended for up to two one-year periods with the approval of two-thirds of the limited partners. CBRE Strategic Partners Asia's commitment period has ended; however, it may call capital to fund operations, obligations and liabilities. In March 2016, the limited partners approved a one-year extension. In February 2017, the fund commenced liquidation and it will wind up over the next 12 months. CBRE Strategic Partners Asia is managed by CBRE Investors SP Asia II, LLC, an affiliate of CBRE Global Investors. CBRE Strategic Partners Asia is not obligated to redeem the interests of any of its investors, including of the Company, prior to 2017. Except in certain limited circumstances such as transfers to affiliates or successor trustees or state agencies, the Company will not be permitted to sell its interest in CBRE Strategic Partners Asia without the prior written consent of the general partner, which the general partner may withhold in its sole discretion. The Company’s 5.07% investment in CBRE Strategic Partners Asia is presented in the Consolidated Financial Statements at fair value. See Note 9 for further discussion of the application of the fair value accounting. During the year ended December 31, 2017, CBRE Strategic Partners Asia sold one of its properties and related to this sale, the Company received distributions of $812 from CBRE Strategic Partners Asia.
Philips JV
The Company has a 25.0% interest in a joint venture that owns 200 Franklin Square Drive, a 199,900 square foot building located in Somerset, New Jersey which is 100.0% net leased to Philips Holdings, USA Inc., a wholly-owned subsidiary of Royal Philips Electronics through December 2021, or the Philips JV. The property is financed by a $38,662 fixed rate mortgage note with maturity in September 2035. The loan had an anticipated repayment date in September 2015 and, as such, distributions from the property began paying down the loan in September 2015. During the years ended December 31, 2017 and 2016, the Company received no distributions from the Philips JV and during the year ended December 31, 2015, the Company received distributions of $344 from the Philips JV.
Morristown JV
In October 2015, the Company contributed 50.0% of its interest in an office property located in Morristown, New Jersey to a joint venture the Company formed with 21 South Street, a subsidiary of Hampshire Partners Fund VIII LP, or the Morristown JV. Concurrent with the contribution, the Company sold the remaining 50.0% interest in the property to 21 South Street. In October 2015, the Morristown JV entered into a leasing and construction management agreement with Prism Construction Management, LLC to manage the construction of specific improvements at the property.
Duke JV
The Duke JV invested in industrial and office properties located throughout the United States. The Company’s investment partner, Duke Realty Corporation, or Duke, acted as the managing member of the Duke JV. In June 2016, the Company and Duke entered into a Dissolution and Liquidation Agreement, pursuant to which the Duke JV distributed

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

seven of its properties to the Company and one of its properties and $2,760 to Duke on June 30, 2016. The Duke JV was dissolved in July 2017, following the disposition of its remaining property and final distributions of cash to its members. As a result of the Duke JV's disposition and dissolution transactions, the Company recognized a gain of $7,229 and received cash distributions of $53,807 as well as a final distribution of $41,060 from the Duke JV during the year ended December 31, 2016.
Financial Information
The Consolidated Balance Sheets for the Company’s unconsolidated equity investments at December 31, 2017 are as follows:

	Strategic Office Partners	E-Commerce JV	Goodman UK JV	CBRE Strategic Partners Asia	Other [1]
Assets:
Real estate assets, net [2]	$265,014	$—	$18,633	$59,373	$48,576
Other assets	78,243	35,727	1,473	15,985	18,037
Total assets	$343,257	$35,727	$20,106	$75,358	$66,613
Liabilities and members' equity:
Mortgage notes payable	$213,205	$—	$—	$—	$38,662
Other liabilities	15,002	830	203	15,658	3,671
Total liabilities	228,207	830	203	15,658	42,333
Company's equity	28,243	17,798	15,768	2,820	5,585
Other members' equity	86,807	17,099	4,135	56,880	18,695
Liabilities and members' equity	$343,257	$35,727	$20,106	$75,358	$66,613

1.	Includes the Philips JV, the Morristown JV, and the Gramercy European Property Fund III.

2.	Includes basis adjustments that were recorded by the Company to adjust the unconsolidated equity investments to fair value upon closing of the Merger.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

The Consolidated Balance Sheets for the Company’s unconsolidated equity investments at December 31, 2016 are as follows:

	Gramercy European Property Fund[1]
	Goodman Europe JV	Gramercy European Property Fund [2]	Total	Strategic Office Partners	Goodman UK JV	CBRE Strategic Partners Asia	Other[3]
Assets:
Real estate assets, net[4]	$285,087	$347,069	$632,156	$149,484	$25,128	$87,852	$49,580
Other assets	86,273	63,523	149,796	42,323	6,650	12,247	3,020
Total assets	$371,360	$410,592	$781,952	$191,807	$31,778	$100,099	$52,600
Liabilities and members' equity:
Mortgages payable	$174,269	$215,980	$390,249	$121,894	$—	$—	$39,730
Other liabilities	7,778	19,940	27,718	4,347	934	14,383	3,259
Total liabilities	182,047	235,920	417,967	126,241	934	14,383	42,989
Gramercy Property Trust equity	12,734	41,116	53,850	15,872	25,309	4,145	2,631
Other members' equity	176,579	133,556	310,135	49,694	5,535	81,571	6,980
Liabilities and members' equity	$371,360	$410,592	$781,952	$191,807	$31,778	$100,099	$52,600

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

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

Certain real estate assets in the Company’s unconsolidated equity investments are subject to mortgage notes. The following is a summary of the secured financing arrangements within the Company’s unconsolidated equity investments as of December 31, 2017:

					Outstanding Balance [2]
Property	Unconsolidated Equity Investment	Economic Ownership	Interest Rate [1]	Maturity Date	December 31, 2017	December 31, 2016
Strategic Office Partners portfolio[3]	Strategic Office Partners	25.0%	4.40%	10/7/2019	$169,380	$125,000
Tampa, FL	Strategic Office Partners	25.0%	5.16%	10/8/2020	37,563	—
San Bernandino, CA	Strategic Office Partners	25.0%	10.16%	10/8/2020	1,977	—
Henderson, NV	Strategic Office Partners	25.0%	4.75%	8/6/2025	8,636	—
Somerset, NJ	Philips JV	25.0%	6.90%	9/11/2035	38,662	39,730
Durrholz, Germany	Gramercy European Property Fund	14.2%	N/A	N/A	—	12,289
Venray, Germany	Gramercy European Property Fund	14.2%	N/A	N/A	—	13,015
Lille, France	Gramercy European Property Fund	14.2%	N/A	N/A	—	27,081
Carlisle, United Kingdom	Gramercy European Property Fund	14.2%	N/A	N/A	—	10,443
Oud Beijerland, Netherlands	Gramercy European Property Fund	14.2%	N/A	N/A	—	8,077
Zaandam, Netherlands	Gramercy European Property Fund	14.2%	N/A	N/A	—	11,647
Kerkrade, Netherlands	Gramercy European Property Fund	14.2%	N/A	N/A	—	9,622
Friedrichspark, Germany	Gramercy European Property Fund	14.2%	N/A	N/A	—	8,694
Fredersdorf, Germany	Gramercy European Property Fund	14.2%	N/A	N/A	—	11,247
Breda, Netherlands	Gramercy European Property Fund	14.2%	N/A	N/A	—	9,948
Juechen, Germany	Gramercy European Property Fund	14.2%	N/A	N/A	—	18,852
Piaseczno, Poland	Gramercy European Property Fund	14.2%	N/A	N/A	—	8,141
Strykow, Poland	Gramercy European Property Fund	14.2%	N/A	N/A	—	19,167
Uden, Netherlands	Gramercy European Property Fund	14.2%	N/A	N/A	—	8,913
Rotterdam, Netherlands	Gramercy European Property Fund	14.2%	N/A	N/A	—	7,633
Frechen, Germany	Gramercy European Property Fund	14.2%	N/A	N/A	—	6,043
Meerane, Germany	Gramercy European Property Fund	14.2%	N/A	N/A	—	10,138
Amsterdam, Netherlands	Gramercy European Property Fund	14.2%	N/A	N/A	—	3,093
Tiel, Netherlands	Gramercy European Property Fund	14.2%	N/A	N/A	—	9,174
Netherlands portfolio[4]	Gramercy European Property Fund	14.2%	N/A	N/A	—	13,409
Kutno, Poland	Gramercy European Property Fund	14.2%	N/A	N/A	—	5,890
European Facility 1[5]	Goodman Europe JV	18.6%	N/A	N/A	—	31,551
European Facility 2[5]	Goodman Europe JV	18.6%	N/A	N/A	—	106,917
Worksop, United Kingdom	Gramercy European Property Fund	14.2%	N/A	N/A	—	10,551
Total mortgage notes payable					$256,218	$546,265
Net deferred financing costs and net debt premium (discount)					(4,351)	5,608
Total mortgage notes payable, net					$251,867	$551,873

1.
Represents the current effective rate as of December 31, 2017, including the swapped interest rate for mortgage notes that have interest rate swaps. The current interest rate is not adjusted to include the amortization of fair market value premiums or discounts.

2.	Mortgage notes are presented at 100.0% of the amount held by the unconsolidated equity investment.

3.	There were ten properties under this mortgage note as of December 31, 2017.

4.	There were five properties under this mortgage note as of December 31, 2016.

5.
There were eight properties under this mortgage facility as of December 31, 2016. In addition, this represents the Company’s economic ownership in the Goodman Europe JV, which included both its 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that was held through the Company’s 14.2% interest in the Gramercy European Property Fund.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

The statements of operations for the Company's unconsolidated equity investments for the year ended December 31, 2017 are as follows:

	Gramercy European Property Fund[1]
	Goodman Europe JV	Gramercy European Property Fund	Total	Strategic Office Partners	Goodman UK JV	CBRE Strategic Partners Asia[2]	Other[3]
Revenues	$10,581	$22,190	$32,771	$31,942	$613	$(8,804)	$39,648
Operating expenses	1,900	4,048	5,948	10,603	767	1,212	879
Interest expense	1,315	3,424	4,739	8,944	—	—	2,707
Depreciation and amortization	4,165	10,032	14,197	13,914	1,037	—	1,332
Total expenses	7,380	17,504	24,884	33,461	1,804	1,212	4,918
Net income (loss) from operations	3,201	4,686	7,887	(1,519)	(1,191)	(10,016)	34,730
Gain (loss) on derivatives	—	2,248	2,248	(944)	—	—	—
Loss on extinguishment of debt	—	—	—	(937)	—	—	—
Net gain on disposals	—	230,392	230,392	9,923	7,871	—	—
Provision for taxes	(70)	(346)	(416)	—	2	—	—
Net income (loss)	$3,131	$236,980	$240,111	$6,523	$6,682	$(10,016)	$34,730
Company's share in net income (loss)	$159	$33,871	$34,030	$1,997	$5,344	$(513)	$8,754
Adjustments for REIT basis	(73)	—	(73)	—	(2,292)	—	—
Gain (loss) from disposal of Company's Interest	6,142	(5,141)	1,001	—	—	—	—
Company's equity in net income (loss) within continuing operations	$6,228	$28,730	$34,958	$1,997	$3,052	$(513)	$8,754

1.
Prior to the sale of the assets of the Gramercy European Property Fund and the Company’s sale of its interest in the Goodman Europe JV to a third party in July 2017, the Company had a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that was held through the Company’s 14.2% interest in the Gramercy European Property Fund. For the year ended December 31, 2017, the Company’s equity in net income (loss) of the entities is based on these ownership interest percentages.

2.	The Company received a distribution of $812 related to the sale of a property in September 2017 by CBRE Strategic Partners Asia.

3.	Includes the Philips JV, the Morristown JV, European Fund Carry Co., the E-Commerce JV, and the Gramercy European Property Fund III.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

The statements of operations for the Company's unconsolidated equity investments for the year ended December 31, 2016 are as follows:

	Gramercy European Property Fund [1]
	Goodman Europe JV	Gramercy European Property Fund	Total	Strategic Office Partners	Goodman UK JV	Duke JV	CBRE Strategic Partners Asia	Other [2]
Revenues	$24,221	$25,834	$50,055	$6,614	$5,911	$19,812	$(19,053)	$4,336
Operating expenses	2,825	5,034	7,859	1,844	1,000	5,309	1,535	466
Acquisition expenses	4,960	5,826	10,786	635	—	—	—	27
Interest expense	3,128	4,250	7,378	1,757	—	602	—	2,831
Depreciation and amortization	10,967	10,991	21,958	3,440	1,681	7,154	—	1,331
Total expenses	21,880	26,101	47,981	7,676	2,681	13,065	1,535	4,655
Net income (loss) from operations	2,341	(267)	2,074	(1,062)	3,230	6,747	(20,588)	(319)
Gain (loss) on derivatives	—	(3,551)	(3,551)	510	—	—	—	—
Gain (loss) on extinguishment of debt	717	—	717	—	—	(7,962)	—	—
Net gain on disposals	—	—	—	—	9,421	66,705	—	—
Provision for taxes	(54)	(1,207)	(1,261)	—	(81)	—	—	—
Net income (loss)	$3,004	$(5,025)	$(2,021)	$(552)	$12,570	$65,490	$(20,588)	$(319)
Company’s share in net income (loss)	$606	$(1,025)	$(419)	$(77)	$10,057	$50,424	$(1,053)	$1
Adjustments for REIT basis	686	—	686	—	(2,820)	(54,390)	—	—
Company’s equity in net income (loss) within continuing operations	$1,292	$(1,025)	$267	$(77)	$7,237	$(3,966)	$(1,053)	$1

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

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

The statements of operations for the Company's unconsolidated equity investments for the year ended December 31, 2015 are as follows:

	European Unconsolidated Equity Investments[1,2]	Duke JV 2	Other [2,3]
Revenues	$6,172	$1,853	$4,108
Operating expenses	2,650	565	90
Acquisition expenses	7,865	—	—
Interest expense	808	113	2,322
Depreciation and amortization	2,590	700	1,341
Total expenses	13,913	1,378	3,753
Net income (loss) from operations	(7,741)	475	355
Loss on derivatives	(1,090)	—	—
Provision for taxes	(37)	—	(12)
Net income (loss)	$(8,868)	$475	$343
Company’s share in net income (loss)	$(1,583)	$380	$406
Adjustments for REIT basis	(72)	(183)	(55)
Company’s equity in net income (loss) within continuing operations	$(1,655)	$197	$351

1.	Includes the Gramercy European Property Fund and the Goodman Europe JV.

2.
The results of operations of the investments acquired as part of the Merger, including the Duke JV, the Goodman Europe JV, the Goodman UK JV, and CBRE Strategic Partners Asia, are included for the post-merger period from December 18, 2015 through December 31, 2015.

3.	Includes the Philips JV, the Morristown JV, the Goodman UK JV, and CBRE Strategic Partners Asia.
6. Debt Obligations
Secured Debt
Mortgage Notes
Certain real estate assets are subject to mortgage notes. During 2017, the Company assumed nine non-recourse mortgages totaling $181,107 in connection with seven real estate acquisitions. During 2016, the Company assumed $244,188 of non-recourse mortgages in connection with 27 real estate acquisitions. During 2015, the Company assumed $618,169 of non-recourse mortgages in connection with 42 real estate acquisitions.
During the year ended December 31, 2017, the Company paid off 11 mortgage notes on 15 properties and the Company refinanced the debt on two properties encumbered by a mortgage note for $10,456 and subsequently transferred the mortgage on these two properties to the buyer of the properties. During the year ended December 31, 2017, the Company recorded a net gain on the extinguishment related to payoffs and transfers of mortgage debt of $340. During the year ended December 31, 2016, the Company paid off the debt on 22 properties, transferred one mortgage note to the buyer of the encumbered property, and defeased a mortgage note with an outstanding principal balance of $124,605 that encumbered 11 properties, through the purchase of treasury securities valued at $144,063, which were immediately sold following the transaction. During the year ended December 31, 2016, the Company recorded a loss on early extinguishment of debt of $20,890, and a net gain on extinguishment of debt of $1,930 within discontinued operations. Gains or losses on the extinguishment of debt represent unamortized deferred financing costs and mortgage

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

premiums and discounts that were immediately expensed upon termination as well as early termination fees and other costs incurred related to the extinguishments. No gains or losses on extinguishments of mortgage notes were recorded during the year ended December 31, 2015.
The Company's mortgage notes include a series of financial and other covenants that the Company has to comply with in order to borrow under them. The Company was in compliance with the covenants under the mortgage note facilities as of December 31, 2017.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

The following is a summary of the Company’s secured financing arrangements as of December 31, 2017:

Property	Interest Rate[1]	Maturity Date	Outstanding Balance
			December 31, 2017	December 31, 2016
Greenwood, IN	3.59%	6/15/2018	$7,257	$7,436
Greenfield, IN	3.63%	6/15/2018	5,865	6,010
Logistics Portfolio - Pool 3[2]	3.96%	8/1/2018	43,302	43,300
Philadelphia, PA	4.99%	1/1/2019	11,943	12,328
Bridgeview, IL	3.90%	5/1/2019	5,838	6,014
Spartanburg, SC	3.20%	6/1/2019	632	1,025
Charleston, SC	3.11%	8/1/2019	457	986
Lawrence, IN	5.02%	1/1/2020	20,061	20,703
Charlotte, NC	3.28%	1/1/2020	1,538	2,217
Hawthorne, CA	3.52%	8/1/2020	17,207	17,638
Charleston, SC	3.32%	10/1/2020	758	1,001
Charleston, SC	2.97%	10/1/2020	746	984
Charleston, SC	3.37%	10/1/2020	746	984
Charlotte, NC	3.38%	10/1/2020	647	853
Des Plaines, IL	5.54%	10/31/2020	2,385	2,463
Waco, TX	4.75%	12/19/2020	14,890	15,187
Deerfield, IL	3.71%	1/1/2021	10,447	10,804
Winston-Salem, NC	3.41%	6/1/2021	3,354	4,199
Winston-Salem, NC	3.42%	7/1/2021	1,114	1,388
Logistics Portfolio - Pool 1[2]	4.27%	1/1/2022	38,107	39,002
CCC Portfolio[2]	4.24%	10/6/2022	22,814	23,280
Logistics Portfolio - Pool 4[2]	4.36%	12/5/2022	79,500	79,500
Romeoville, IL	3.80%	4/6/2023	24,951	—
Romeoville, IL3	9.37%	4/6/2023	6,623	—
KIK USA Portfolio[2]	4.31%	7/6/2023	7,154	7,450
Yuma, AZ	5.27%	12/6/2023	11,858	12,058
Allentown, PA	5.16%	1/6/2024	22,690	23,078
Spartanburg, SC	3.72%	2/1/2024	5,635	6,360
Natick, MA	5.21%	3/1/2024	31,224	—
Natick, MA3	10.38%	3/1/2024	3,469	—
Maple Grove, MN	3.88%	5/6/2024	16,380	—
Curtis Bay, MD	4.31%	7/1/2024	13,500	—
Rialto, CA	3.91%	8/1/2024	54,741	—
Houston, TX	3.68%	9/1/2024	26,000	—
Durham, NC	4.02%	9/6/2024	3,631	—
Charleston, SC	3.80%	2/1/2025	6,001	6,658
Hackettstown, NJ	5.49%	3/6/2026	9,455	9,550
Hutchins, TX	5.41%	6/1/2029	21,578	22,764
Buford, GA	N/A	N/A	—	15,512
Woodcliff Lake, NJ	N/A	N/A	—	35,366
Dallas, TX4	N/A	N/A	—	9,540
Hebron, KY4	N/A	N/A	—	6,628

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

Property	Interest Rate[1]	Maturity Date	Outstanding Balance
			December 31, 2017	December 31, 2016
Jacksonville, FL4	N/A	N/A	—	6,852
Phoenix, AZ4	N/A	N/A	—	4,120
Minneapolis, MN4	N/A	N/A	—	6,001
Ames, IA	N/A	N/A	—	16,436
Columbus, OH	N/A	N/A	—	19,708
Columbus, OH	N/A	N/A	—	5,908
KIK Canada Portfolio[2]	N/A	N/A	—	7,914
Logistics Portfolio - Pool 2[2]	N/A	N/A	—	36,279
Total mortgage notes payable			554,498	555,484
Net deferred financing costs and net debt premium			9,023	3,158
Total mortgage notes payable, net			$563,521	$558,642

1.
Represents the interest rate as of December 31, 2017 including the swapped interest rate for loans that have interest rate swaps. The current interest rate is not adjusted to include the amortization of financing costs or fair market value premiums or discounts.

2.
There were two properties under the Logistics Portfolio - Pool 3 mortgage, three properties under the Logistics Portfolio - Pool 1 mortgage, five properties under the CCC Portfolio mortgage, six properties under the Logistics Portfolio - Pool 4 mortgage, three properties under the KIK USA Portfolio mortgage, five properties under the Logistics Portfolio - Pool 2 mortgage, and two properties under the KIK Canada Portfolio mortgage as of the latest date presented for the respective mortgage note.

3.	Mortgage notes represent mezzanine financing at the properties.

4.	These five mortgage notes are cross-collateralized.
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
Outstanding borrowings under the 2015 Revolving Credit Facility incur interest at a floating rate based upon, at the Company's option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.88% to 1.55%, depending on the Company's credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0.00% to 0.55%, depending on the Company's credit ratings. The Company is also required to pay quarterly in arrears a 0.13% to 0.30% facility fee, depending on the credit ratings, on the total commitments under the 2015 Revolving Credit Facility. Outstanding borrowings under the 2015 Term Loan incur interest at a floating rate based upon, at the Company's option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.90% to 1.75%, depending on the Company's credit ratings,

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

or (ii) the alternate base rate plus an applicable margin ranging from 0.00% to 0.75%, depending on the Company's credit ratings. The alternate base rate for the 2015 Revolving Credit Facility is the greater of (x) the prime rate announced by JPMorgan Chase Bank, N.A., (y) 0.50% above the Federal Funds Effective Rate and (z) the adjusted LIBOR for a one-month interest period plus 1.00%.
In December 2015, the Company also entered into a new $175,000 7-year unsecured term loan with Capital One, N.A., or the 7-Year Term Loan, which matures in January 2023. In October 2017, the Company modified the 7-Year Term Loan by increasing the loan amount to $400,000 and reducing the interest rate to, at the Company's option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.90% to 1.75%, depending on the Company's credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0.00% to 0.75%, depending on the Company's credit ratings. The alternate base rate for the 7-Year Term Loan is the greatest of (x) the prime rate announced by Capital One, (y) 0.50% above the Federal Funds Effective Rate and (z) the adjusted LIBOR for a one-month interest period plus 1.00%. During the year ended December 31, 2017, the Company recorded a net loss on the extinguishment related to the upsize of the 7-Year Term Loan of $250. Prior to the modification, the Company incurred interest at a floating rate based upon, at the Company's option, either (i) adjusted LIBOR plus an applicable margin ranging from 1.30% to 2.10%, depending on the Company's credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0.30% to 1.10%, depending on the Company's credit ratings.
These unsecured borrowing facilities include a series of financial and other covenants that the Company has to comply with in order to borrow under the facilities. The Company was in compliance with the covenants under the facilities as of December 31, 2017.
Senior Unsecured Notes
During 2015 and 2016, the Company issued and sold an aggregate $400,000 principal amount of senior unsecured notes payable in private placements, which have maturities ranging from 2022 through 2026 and bear interest semiannually at rates ranging from 3.89% to 4.97%. Refer to the table later in Note 6 for specific terms of the Company's Senior Unsecured Notes.
Chambers Unsecured Credit Facility
In connection with the Merger in 2015, the Company assumed Chambers’ existing $850,000 unsecured revolving credit facility and Chambers' four unsecured term loans. Chambers’ unsecured revolving credit facility had a balance of $290,000 and Chambers’ unsecured term loans had an aggregate balance of $570,000 as of December 17, 2015, the closing date of the Merger, and the Company paid off all of these balances on December 17, 2015 in connection with the closing of the 2015 Revolving Credit Facility.
2014 Revolving Credit Facility
In June 2014, the Company entered into a $400,000 unsecured credit facility, consisting of a $200,000 senior term loan with an expiration in June 2019, or the 2014 Term Loan, and a $200,000 senior revolving credit facility with an expiration in June 2018, or the 2014 Revolving Credit Facility. In 2015, the Company increased its borrowing capacity under the 2014 Revolving Credit Facility to $400,000, bifurcated it into a $350,000 U.S. dollar denominated tranche and a $50,000 tranche denominated in certain foreign currencies, and expanded its 2014 Term Loan from $200,000 to

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

$300,000. In the third quarter of 2015, the Company designated the multicurrency tranche of the 2014 Revolving Credit Facility as a net investment hedge to mitigate the risk from fluctuations in foreign currency exchange rates. Refer to Note 10 for further information on the Company's net investment hedges.
Interest on outstanding balances on the 2014 Term Loan and advances made on the 2014 Revolving Credit Facility, were incurred at a floating rate based upon, either (i) LIBOR plus an applicable margin ranging from 1.35% to 2.05%, depending on the Company’s total leverage ratio, or (ii) the applicable base rate plus an applicable margin ranging from 0.35% to 1.05%, depending on the Company’s total leverage ratio. The applicable base rate was the greater of (x) the prime rate, (y) 0.50% above the Federal Funds Effective Rate, and (z) 30-day LIBOR plus 1.00%. On December 17, 2015, the Company paid off the 2014 Revolving Credit Facility and concurrently replaced the revolving credit facility and term loan under it with the 2015 Revolving Credit Facility, as discussed above. The Company recorded a net loss on the early extinguishment of debt of $9,472 during the year ended December 31, 2015 in connection with the unamortized deferred financing costs that were immediately expensed upon termination.
Exchangeable Senior Notes
On March 18, 2014, the Company issued $115,000 of 3.75% Exchangeable Senior Notes. The Exchangeable Senior Notes were senior unsecured obligations of a subsidiary of the Operating Partnership and were guaranteed by the Company on a senior unsecured basis. During June 2017, the Exchangeable Senior Notes became redeemable at the option of the Company. In August 2017, the Company called the Exchangeable Senior Notes for redemption. As a result of the Company’s call for redemption, the holders exchanged 100.0% of the Exchangeable Senior Notes for 5,258,420 of the Company’s common shares in September 2017. As of December 31, 2017, there were no Exchangeable Senior Notes outstanding.
The fair value of the Exchangeable Senior Notes was determined at issuance to be $106,689 and the discount on the Exchangeable Senior Notes was being amortized to interest expense over their expected life. Upon exchange in September 2017, the Company remeasured the Exchangeable Senior Notes to fair value of $117,450 and then recognized a loss on extinguishment of debt of $6,792 to write them off during the year ended December 31, 2017, representing the change in fair value and the amount of the unamortized discount and deferred financing costs at the time of exchange. Additionally, during the year ended December 31, 2017, the Company recorded $42,065 to additional paid in capital in shareholders’ equity related to the extinguishment, representing the difference between the fair value of the debt and equity components of the Exchangeable Senior Notes.
As of December 31, 2017, there was no remaining value recorded for the Exchangeable Senior Notes on the Company’s Consolidated Balance Sheets. As of December 31, 2016, the Exchangeable Senior Notes were recorded as a liability at carrying value $108,832, net of unamortized discount and deferred financing costs of $6,168 and the fair value of the Exchangeable Senior Notes’ embedded exchange option of $11,726 was recorded in additional paid-in-capital.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

The terms of the Company’s unsecured debt obligations and outstanding balances as of December 31, 2017 and 2016 are as follows:

	Stated Interest Rate	Effective Interest Rate [1]	Maturity Date	Outstanding Balance
				2017	2016
2015 Revolving Credit Facility - U.S. dollar tranche	2.58%	2.58%	1/8/2020	$345,000	$—
2015 Revolving Credit Facility - Multicurrency tranche	1.45%	1.45%	1/8/2020	12,162	65,837
3-Year Term Loan	2.60%	2.33%	1/8/2019	300,000	300,000
5-Year Term Loan	2.60%	2.70%	1/8/2021	750,000	750,000
7-Year Term Loan	2.46%	3.00%	1/9/2023	400,000	175,000
2015 Senior Unsecured Notes	4.97%	5.07%	12/17/2024	150,000	150,000
2016 Senior Unsecured Notes	3.89%	4.00%	12/15/2022	150,000	150,000
2016 Senior Unsecured Notes	4.26%	4.38%	12/15/2025	100,000	100,000
2016 Senior Unsecured Notes	4.32%	4.43%	12/15/2026	100,000	100,000
Exchangeable Senior Notes [2]	3.75%	6.36%	9/15/2017	—	115,000
Total unsecured debt				2,307,162	1,905,837
Deferred financing costs and net debt discount				(5,063)	(9,704)
Total unsecured debt, net				$2,302,099	$1,896,133

1.
Represents the rate at which interest expense is recorded for financial reporting purposes as of December 31, 2017, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

2.	During September 2017, the Exchangeable Senior Notes were exchanged for the Company's common shares. Thus, they have no outstanding balance as of December 31, 2017.
Combined aggregate principal maturities of the Company's unsecured debt obligations, non-recourse mortgages, and unsecured notes, in addition to associated interest payments, as of December 31, 2017 are as follows:

	2018	2019	2020	2021	2022	Thereafter	Above market interest	Total
2015 Revolving Credit Facility	$—	$—	$357,162	$—	$—	$—	$—	$357,162
Term Loans	—	300,000	—	750,000	—	400,000	—	1,450,000
Mortgage Notes Payable [1]	70,144	30,450	62,834	19,256	141,929	229,885	—	554,498
Senior Unsecured Notes	—	—	—	—	150,000	350,000	—	500,000
Interest Payments [2]	99,154	93,935	82,261	55,265	51,668	64,605	3,960	450,848
Total	$169,298	$424,385	$502,257	$824,521	$343,597	$1,044,490	$3,960	$3,312,508

1.	Mortgage note payments reflect accelerated repayment dates, when applicable, pursuant to related loan agreement.

2.	Interest payments do not reflect the effect of interest rate swaps.
7. Leasing Agreements
The Company’s properties are leased to tenants under operating leases with expiration dates extending through May 2042. These leases generally contain rent increases and renewal options.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

Future minimum rental revenues under non-cancelable leases as of December 31, 2017, excluding reimbursements for operating expenses, are as follows:

	2018	2019	2020	2021	2022	Thereafter	Total
Operating Leases	$454,472	$437,754	$410,316	$376,653	$324,628	$1,696,420	$3,700,243
The Company incurred rent expense on ground leases of $2,544, $2,093 and $1,582 during the years ended December 31, 2017, 2016, and 2015, respectively.
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
On June 30, 2016, the Company sold 74.9% of its outstanding 80.0% interest in the Goodman Europe JV to the Gramercy European Property Fund for gross proceeds of $148,884 (€134,336), based on third-party valuations for the underlying properties. The Company’s sale of 74.9% of its interest in the Goodman Europe JV resulted in the Company recording a gain of $5,341 during the period, primarily related to depreciation and amortization recorded since Merger closing date. Following the sale transaction, the Company had a 5.1% continuing direct interest in the Goodman Europe JV, which has since been sold. The transaction was entered into in order to achieve efficiencies from the combination of the two European platforms. The Company made cumulative contributions of $55,892 (€50,000) to the Gramercy European Property Fund from inception through July 2017, when the Gramercy European Property Fund’s assets were sold. Refer to Note 5 for more information on the sale transaction.
The Company’s Chief Executive Officer, Gordon F. DuGan, was on the board of directors of the Gramercy European Property Fund prior to its sale in July 2017 and committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Limited collectively committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund prior to the sale of its assets in July 2017. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on December 31, 2017, in the case of unfunded commitments.
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

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

In June 2013, the Company signed a lease agreement with 521 Fifth Fee Owner LLC, an affiliate of SL Green for whom one of the Company's previous directors serves as Chief Executive Officer, for new corporate office space located at 521 Fifth Avenue, 30th Floor, New York, New York. The lease commenced in September 2013, following the completion of certain improvements to the space. The lease is for approximately 6,580 square feet and expires in 2023 with rents of approximately $368 per annum for year one rising to $466 per annum in year ten. The Company paid $388, $381, and $375 under the lease for the years ended December 31, 2017, 2016, and 2015, respectively. In January 2017, the Company exercised a cancellation right to terminate the lease, which was effective in August 2018, for a fee of $158.
The Company acquired three properties in January 2015 in an arms-length transaction from affiliates of KTR Capital Partners, a private industrial real estate investment company, for which one of the Company’s trustees, Jeffrey E. Kelter, served as Chief Executive Officer and Chairman of the Board. The properties are located in Milwaukee, Wisconsin, comprise an aggregate 450,000 square feet and were acquired for an aggregate purchase price of approximately $19,750.
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

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

The following table presents the carrying value in the financial statements and approximate fair value of assets and liabilities measured on a recurring and non-recurring basis at December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Interest rate swaps	$19,668	$19,668	$3,769	$3,769
Retained CDO Bonds	5,527	5,527	11,906	11,906
Investment in CBRE Strategic Partners Asia	2,820	2,820	4,145	4,145
Real estate investments [1]	87,996	87,996	2,413	2,413
Loan investments [2]	22,154	21,362	—	—
Financial liabilities:
Interest rate swaps	$173	$173	$700	$700
Long-term debt
2015 Revolving Credit Facility [2]	357,162	357,369	65,837	65,897
3-Year Term Loan [2]	300,000	300,091	300,000	300,213
5-Year Term Loan [2]	750,000	750,678	750,000	750,959
7-Year Term Loan [2]	398,152	400,010	175,000	172,850
Mortgage notes payable [2]	563,521	573,826	558,642	567,705
Senior Unsecured Notes [2]	496,785	513,229	496,464	498,650
Exchangeable Senior Notes [2]	—	—	108,832	115,625

1.
Amounts as of December 31, 2017 and 2016 represent seven and one real estate investments, respectively, that were impaired during year ended December 31, 2017 and 2016, respectively, and were owned as of the end of the respective reporting periods.

2.	Loan investments and long-term debt instruments are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.
The following methods and assumptions were used to estimate the fair value of each class of assets and liabilities for which it is practicable to estimate the value:
Cash and cash equivalents, marketable securities, accrued interest, and accounts payable: These balances in the Consolidated Financial Statements reasonably approximate their fair values due to the short maturities of these items.
Retained CDO Bonds: Non-investment grade, subordinate CDO bonds, preferred shares and ordinary shares are presented in other assets on the Consolidated Financial Statements at fair value, which is determined on a quarterly basis using an internally developed discounted cash flow model.
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

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

Real estate investments: Real estate investments impaired during a period are reported at estimated fair value and real estate investments impaired during a period that are classified as held for sale as of the end of the period are reported at estimated fair value less costs to sell.
Loan investments: Loan investments are presented in other assets on the Consolidated Financial Statements at amortized cost and not fair value. The fair value of each investment is estimated by a discounted cash flow model, using discount rates that best reflect current market rates for financings with similar characteristics and credit quality.
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
Mortgage notes payable, unsecured term loans, unsecured revolving credit facilities and senior unsecured notes: These instruments are presented in the Consolidated Financial Statements at amortized cost and not at fair value. The fair value of each instrument is estimated using a discounted cash flow model, using discount rates that best reflect current market rates for financings with similar characteristics and credit quality. Mortgage premiums and discounts are amortized to interest expense on the Consolidated Statements of Operations using the effective interest method over the terms of the related notes. Refer to Note 6 for more information on these instruments.
Exchangeable Senior Notes: The Exchangeable Senior Notes are presented at amortized cost on the Consolidated Financial Statements. The fair value is determined based upon a discounted cash-flow methodology using discount rates that best reflect current market rates for instruments with similar with characteristics and credit quality. Refer to Note 6 for more information on these instruments.
Disclosure about fair value measurements is based on pertinent information available to the Company at the reporting date. Although the Company is not aware of any factors that would significantly affect the reasonable fair value amounts, such amounts have not been comprehensively revalued for the purpose of these financial statements since December 31, 2017 and 2016, and current estimates of fair value may differ significantly from the amounts presented herein.
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

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

Assets and liabilities measured at fair value on a recurring basis and on a non-recurring basis are categorized in the table below based upon the lowest level of significant input to the valuations.

At December 31, 2017	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds	$5,527	$—	$—	$5,527
Real estate investments	87,996	—	—	87,996
Investment in CBRE Strategic Partners Asia	2,820	—	—	2,820
Interest rate swaps	19,668	—	—	19,668
	$116,011	$—	$—	$116,011
Financial Liabilities:
Interest rate swaps	$(173)	$—	$—	$(173)
	$(173)	$—	$—	$(173)

At December 31, 2016	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds	$11,906	$—	$—	$11,906
Real estate investments	2,413	—	—	2,413
Investment in CBRE Strategic Partners Asia	4,145	—	—	4,145
Interest rate swaps	3,769	—	—	3,769
	$22,233	$—	$—	$22,233
Financial Liabilities:
Interest rate swaps	$(700)	$—	$—	$(700)
	$(700)	$—	$—	$(700)
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

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

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
Total unrealized gains (losses) from derivatives for the years ended December 31, 2017, 2016, and 2015 were $16,070, $5,634, and $(2,885), respectively, in accumulated other comprehensive income (loss).
Fair Value on a Recurring Basis
Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a recurring basis as of December 31, 2017 are as follows:

Financial Asset (Liability)	Fair Value	Valuation Technique	Unobservable Inputs	Range
Non-investment grade, subordinate CDO bonds	$5,527	Discounted cash flows	Discount rate	19.0%
Interest rate swaps[1]	$19,495	Hypothetical derivative method	Credit borrowing spread	110 to 195 basis points
Investment in CBRE Strategic Partners Asia	$2,820	Discounted cash flows	Discount rate	20.0%

1.	Fair value includes interest rate swap liabilities with an aggregate value of $(173).

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

The following rollforward table reconciles the beginning and ending balances of financial assets (liabilities) measured at fair value on a recurring basis using Level III inputs as of December 31, 2017:

	Retained CDO Bonds	Investment in CBRE Strategic Partners Asia	Interest Rate Swaps	Total Financial Assets (Liabilities) - Level III
Balance at January 1, 2017	$11,906	$4,145	$3,069	$19,120
Amortization of discounts or premiums	1,793	—	32	1,825
Adjustments to fair value:
Termination of derivative instrument	—	—	82	82
Ineffective portion of change in derivative instruments	—	—	242	242
Unrealized gain on derivatives	—	—	16,070	16,070
Unrealized loss in other comprehensive income from fair value adjustment	(3,282)	—	—	(3,282)
Other-than-temporary impairments	(4,890)	—	—	(4,890)
Total loss on fair value adjustments	—	(513)	—	(513)
Distributions from financial assets	—	(812)	—	(812)
Balance at December 31, 2017	$5,527	$2,820	$19,495	$27,842
Fair Value on a Non-Recurring Basis
The Company measured its real estate investments impaired during the period, including both assets classified as held for sale and assets held for investment, on a non-recurring basis as of December 31, 2017 and 2016. The Company recorded impairment on these assets as a result of a change in intent to hold the real estate investments. Real estate investments impaired during the period are reported at estimated fair value and real estate investments impaired during the period that are classified as held for sale as of the end of the period are reported at estimated fair value less costs to sell. The Company measured seven assets on a non-recurring basis as of December 31, 2017, which were classified as held for investment with a total value of $87,996 as of December 31, 2017. The Company measured one asset on a non-recurring basis as of December 31, 2016, which was classified as held for investment and recorded at $2,413 as of December 31, 2016.
10. Derivative and Non-Derivative Hedging Instruments
In the normal course of business, the Company is exposed to the effect of interest rate changes and foreign exchange rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives and net investment hedges. The Company uses a variety of derivative instruments to manage, or hedge, interest rate risk. The Company enters into hedging and derivative instruments that will be maximally effective in reducing the interest rate risk and foreign currency exchange rate risk exposure that they are designated to hedge. This effectiveness is essential for qualifying for hedge accounting. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. The Company uses a variety of commonly used derivative products that are considered “plain vanilla” derivatives. These derivatives typically include interest rate swaps, forward starting swaps, caps, collars and floors. The Company expressly prohibits the use of unconventional

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

derivative instruments and using derivative instruments for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors.
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
Borrowings on the Company’s multicurrency tranche of the 2015 Revolving Credit Facility, which are designated as non-derivative net investment hedges, are recognized at par value based on the exchange rate in effect on the date of the draw. Subsequent changes in the exchange rates of the Company’s non-derivative net investment hedges are recognized as part of the cumulative foreign currency translation adjustment within other comprehensive income.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

The following table summarizes the Company’s derivative and non-derivative hedging instruments at December 31, 2017:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap - Waco	1 mo. USD-LIBOR-BBA	$14,890	4.55%	12/19/2013	12/19/2020	$(173)
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	$100,000	1.22%	12/19/2016	12/17/2018	538
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	$100,000	1.23%	12/19/2016	12/17/2018	533
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	$100,000	1.24%	12/19/2016	12/17/2018	523
Interest Rate Swap - 5-Year Term Loan	1 mo. USD-LIBOR-BBA	$750,000	1.60%	12/17/2015	12/17/2020	10,136
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	$175,000	1.82%	12/17/2015	1/9/2023	2,568
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	$60,000	1.95%	10/13/2017	1/9/2023	518
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	$40,000	2.01%	10/13/2017	1/9/2023	227
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	$39,500	1.96%	10/13/2017	1/9/2023	303
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	$31,500	1.96%	10/13/2017	1/9/2023	245
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	$31,500	2.00%	10/13/2017	1/9/2023	195
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	$22,500	1.95%	10/13/2017	1/9/2023	188
Forward Starting Swap[1]	3 mo. USD-LIBOR-BBA	$250,000	2.23%	12/20/2017	12/20/2027	3,694
Net Investment Hedge in GBP-denominated investments	USD-GBP exchange rate	£9,000	N/A	7/15/2016	N/A	—
Total hedging instruments						$19,495

1.
During the year ended December 31, 2017, the Company entered into one forward starting swap to hedge the risk of changes in the interest-related cash outflows associated with potential new long-term debt arrangements. The forward starting swap has a mandatory early termination date of March 20, 2018.

As of December 31, 2017, the Company’s derivative instruments consist of interest rate swaps, which are cash flow hedges. Through its interest rate swaps, the Company is hedging exposure to variability in future interest payments on its debt facilities. During 2017, the Company entered into one forward starting swap to hedge the risk of changes in the interest-related cash outflows associated with potential new long-term debt arrangements and also entered into six new interest rate swaps in connection with the upsize of its 7-Year Term Loan. The Company's interest rate swap derivative instruments were reported in other assets at fair value of $19,668 and in other liabilities at fair value of $(173) at December 31, 2017. Swap gain (loss) is recognized in interest expense in the Consolidated Statements of Operations and represents interest rate swap hedge ineffectiveness, or amounts excluded from ineffectiveness, which relates to the off-market financing element associated with certain derivatives. Swap gain (loss) of $(242), $869, and $(600) was recognized as interest expense in the Consolidated Statements of Operations for the years ended December 31, 2017, 2016, and 2015, respectively.
During the years ended December 31, 2017, 2016, and 2015, the Company reclassified $1,024, $1,187, and $(45), respectively, from accumulated other comprehensive income into interest expense related to a derivative terminated in 2015. Over time, the realized and unrealized gains and losses held in accumulated other comprehensive income will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. During the next 12 months, the Company expects that $(2,699) will be reclassified from other comprehensive income as an increase in interest expense for the Company’s interest rate swaps as of December 31, 2017. Additionally, the Company will recognize $1,563 in interest expense on a straight-line basis over the remaining original term of terminated swaps through June 2019, representing amortization of the remaining accumulated other comprehensive income balance related to the swap, and of this amount $1,087 will be recognized in interest expense during the next 12 months.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

The Company hedges its investments based in foreign currencies using non-derivative net investment hedges in conjunction with borrowings under the multicurrency tranche of its 2015 Revolving Credit Facility. The Company’s non-derivative net investment hedge on its euro-denominated investments, which was entered into in September 2015, was used to hedge exposure to changes in the euro U.S. dollar exchange rate underlying its unconsolidated equity investments in the Gramercy European Property Fund and the Goodman Europe JV, both of which had euros as their functional currency. The Company terminated its euro-denominated non-derivative net investment hedge during the third quarter of 2017 in connection with the sale of its euro-denominated investments, which are discussed in detail in Note 5. The Company’s non-derivative net investment hedge on its British pound sterling-denominated investments, which was entered into in July 2016, is used to hedge exposure to changes in the British pound sterling U.S. dollar exchange rate underlying its unconsolidated equity investment in the Goodman UK JV and its wholly-owned property in Coventry, UK until its disposition in December 2016, both of which have British pounds sterling as their functional currency. At December 31, 2017, the non-derivative net investment hedge value is reported at carrying value as a net liability of $12,162, which is included in the balance of the senior unsecured revolving credit facility on the Consolidated Balance Sheets. In connection with the sale of its euro-denominated investments and termination of the related non-derivative net investment hedge, the Company reclassified $1,851 from accumulated other comprehensive income in earnings representing the accumulated foreign currency translation adjustments recorded since inception of the hedges. During the years ended December 31, 2017, 2016, and 2015, the Company recorded a net gain (loss) of $(4,219), $5,154, and $0, respectively, in other comprehensive income from the impact of exchange rates related to the non-derivative net investment hedges. When the non-derivative net investments being hedged are sold or substantially liquidated, the balance of the translation adjustment accumulated in other comprehensive income will be reclassified into earnings.
11. Shareholders’ Equity (Deficit) of the Company
As of December 31, 2017 and 2016, the Company's authorized capital shares consisted of 500,000,000 shares of beneficial interest, $0.01 par value per share, of which the Company is authorized to issue up to 490,000,000 common shares of beneficial interest, $0.01 par value per share, or common shares, and 10,000,000 preferred shares of beneficial interest, $0.01 par value per share, or preferred shares. As of December 31, 2017, 160,686,822 common shares and 3,500,000 preferred shares were issued and outstanding.
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

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

In December 2016, the Company's board of trustees approved a 1-for-3 reverse share split of its common shares and outstanding OP Units. The reverse share split was effective after the close of trading on December 30, 2016 and the Company's common shares began trading on a reverse-split-adjusted basis on the NYSE on January 3, 2017.
Dividends
For the year ended December 31, 2017, the Company’s common dividends are as follows:

Quarter Ended	Record Date	Payment Date	Common dividend per share	Preferred dividend per share
March 31, 2017	March 31, 2017	April 14, 2017	$0.375	$0.445
June 30, 2017	June 30, 2017	July 14, 2017	$0.375	$0.445
September 30, 2017	September 30, 2017	October 16, 2017	$0.375	$0.445
December 31, 2017	December 29, 2017	January 12, 2018	$0.375	$0.445
For the year ended December 31, 2017, dividends paid represented 65.0% ordinary income, 4.2% capital gains, and 30.8% return of capital. For the year ended December 31, 2016, dividends paid represented 68.0% ordinary income, 26.3% capital gains, and 5.7% return of capital.
Employee Share Purchase Plan
In June 2017, the Company’s shareholders approved an Employee Share Purchase Plan, or ESPP, which enables the Company’s eligible employees to purchase the common shares through payroll deductions. The ESPP has a maximum of 250,000 common shares available for issuance and provides for eligible employees to purchase the common shares during defined offering periods at a purchase price determined at the discretion of the board of trustees, which has been initially established to be equal to 90.0% of the lower of either (i) the closing price of the Company’s common shares on the first day of the offering period and (ii) the closing price of the Company’s common shares on the last day of the offering period. As of December 31, 2017, there were no shares issued under the ESPP.
Dividend Reinvestment Plan
In June 2016, the Company adopted a dividend reinvestment plan, or DRIP, under which shareholders may use their dividends and optional cash payments to purchase additional common shares of the Company. In August 2016, the Company registered 3,333,333 common shares related to the DRIP. During the years ended December 31, 2017 and 2016, 6,863 and 697 shares were issued under the DRIP, respectively, and as of December 31, 2017, there were 3,325,773 shares available for issuance under the DRIP.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

Share Repurchase Program
In February 2016, the Company’s board of trustees approved a share repurchase program authorizing the Company to repurchase up to $100,000 of the Company’s outstanding common shares. Purchases under the program will be made from time to time in the open market or in privately negotiated transactions. The timing, manner, price and amount of any repurchases will be determined by the Company in its discretion and will be subject to economic and market conditions, share price, applicable legal requirements and other factors. The program will be suspended or discontinued at any time. As of December 31, 2017, the Company had not repurchased any shares under the share repurchase program.
At-The-Market Equity Offering Program
In July 2016, the Company’s board of trustees approved the establishment of an “at the market” equity issuance program, or ATM Program, pursuant to which the Company may offer and sell common shares with an aggregate gross sales price of up to $375,000. During the year ended December 31, 2017, the Company sold 4,219,978 common shares through the ATM Program for net proceeds of approximately $123,051. During the year ended December 31, 2016, there were no common shares sold under the ATM Program.
Preferred Shares
Holders of the Company's 7.125% Series A Preferred Shares, or Series A Preferred Shares, are entitled to receive annual dividends of $1.78125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after August 15, 2019, the Company can, at its option, redeem the Series A Preferred Shares at par for cash. At December 31, 2017, the Company had 3,500,000 of its Series A Preferred Shares outstanding with a mandatory liquidation preference of $25.00 per share. The Company's Series A Preferred Shares were issued upon closing of the Merger on a one-for-one basis in exchange for Legacy Gramercy’s 3,500,000 shares of 7.125% Series B Preferred Stock, or Series B Preferred Stock. Series A Preferred Shares and Series B Preferred Stock had the same preferences, rights and privileges.
Equity Incentive Plans
In June 2016, the Company instituted its 2016 Equity Incentive Plan, which was approved by the Company’s board of trustees and shareholders. The 2016 Equity Incentive Plan allows for the following awards to be made: (i) share options that qualify as incentive share options under Section 422 of the Internal Revenue Code, (ii) share options that do not qualify, (iii) share appreciation rights, (iv) share awards, (v) restricted share units, and (vi) dividend equivalents and other equity awards, including LTIP Units. The aggregate number of common shares of the Company that may be issued or transferred under the 2016 Equity Incentive Plan is 4,000,000 shares, subject to adjustment in certain circumstances. The Company’s common shares that are issued or transferred under the 2016 Equity Plan may be authorized but unissued common shares of the Company or reacquired common shares of the Company, including common shares of the Company that it purchases on the open market for purposes of the 2016 Equity Incentive Plan. The 2016 Equity Incentive Plan became effective on June 23, 2016 and will terminate on the day immediately preceding the tenth anniversary of its effective date, unless sooner terminated by the board of trustees. As of December 31, 2017, there were 2,732,649 shares available for grant under the 2016 Equity Incentive Plan.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

The fair value of legacy Chambers' equity awards that vested in the Merger was allocated between consideration and acquisition and merger related expense based upon the portion of the service period attributable to the term that had passed before the Merger closing and the remaining original term. The Legacy Gramercy equity incentive plans continued substantially under their original terms following the Merger, with the exception of some changes in vesting for certain awards that resulted from the close of the Merger, which are described in further detail below. Following the Merger until the adoption of the 2016 Equity Incentive Plan in June 2016, the Company’s active equity incentive plan, from which share awards were issued, was the Chambers equity incentive plan, or the 2013 Equity Incentive Plan. The Company’s 2012 Inducement Plan and 2012 Outperformance Plan, collectively the Outperformance Plans, as well as its 2004 Equity Incentive Plan, 2013 Equity Incentive Plan, and 2015 Equity Incentive Plan continued to exist following the Merger, however they are inactive and thus no new share awards will be issued out of any of these plans.
In June 2012, the Company adopted the 2012 Inducement Equity Incentive Plan, or the 2012 Inducement Plan, in connection with the hiring of Gordon F. DuGan, Benjamin P. Harris, and Nicholas L. Pell, who joined the Company on July 1, 2012. In July 2012, the Company adopted the 2012 Long-Term Outperformance Plan, or 2012 Outperformance Plan, which provides that if certain performance goals are achieved and other conditions are met, limited partnership interests in the Company’s Operating Partnership, or LTIP Units, would be issued to certain executives under the 2012 Inducement Equity Incentive Plan and to certain executives under the 2004 Equity Incentive Plan. Once LTIP Units are earned and vested, they are convertible into OP Units and included in the Company's noncontrolling interest, as discussed in Note 12. Equity awards issued under the 2012 Inducement Plan had a fair value of $6,125 on the date of grant and LTIP Units awarded under the 2012 Outperformance Plan had a fair value of $2,715 on the date of grant, as calculated in accordance with ASC 718. During the year ended December 31, 2017, the final 98,084 restricted share units vested under the 2012 Inducement Plan and the final 329,757 LTIP Units vested under the 2012 Outperformance Plan. As of December 31, 2017, all awards under the Outperformance Plans have vested and no further awards are eligible for issuance.
Equity Plan Activities
During the years ended December 31, 2017 and 2016, the Company issued a maximum total of 596,460 and 568,990 LTIP Units, respectively, under its 2016 Equity Incentive Plan. The number of LTIPs Units actually earned by the grantees will be based on the achievement of established performance hurdles with respect to the Company’s actual and relative total shareholder returns during the period from July 1 in the year of issuance through June 30 in the third year subsequent to issuance. Of the earned units issued each year, 50.0% will vest each on June 30 of the third and fourth years following their issuance, based on continued employment through these dates. The LTIP Units issued in 2017 and 2016 had an aggregate fair value of $7,800 and $7,552, respectively, as of their date of grant. The fair value of LTIP Units is estimated by a third-party valuation specialist who performs its valuation in accordance with ASC 718. The valuation is based upon the target number of LTIP Units awarded using probabilistic techniques including the Monte Carlo method. The primary inputs in the valuation include share price volatility of the Company and its expected dividend yield, which are highly subjective and generally require significant analysis and judgment to develop, as well as the risk-free rate. The expected price volatility, dividend yield, and risk-free rate used to estimate the fair value of the LTIP Units issued in 2017 were 19.0%, 5.1%, and 1.53%, respectively. The weighted average expected price volatility, dividend yield, and risk-free rate used to estimate the fair value of the LTIP Units issued in 2016 were 21.3%, 4.8%, and 1.10%, respectively.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

The Company accounts for share-based awards using the fair value recognition provisions. Awards of shares or restricted shares are expensed as compensation over the benefit period and may require inputs that are highly subjective and require significant management judgment and analysis to develop. The Company assumes a forfeiture rate which impacts the amount of aggregate compensation cost recognized. The Company allows employees the option to satisfy minimum statutory tax-withholding requirements related to shares that vested during the period by withholding common shares equal to the required amount.
Through December 31, 2017, 1,034,647 restricted shares had been issued under the equity incentive plans, of which 72.3% have vested. As of December 31, 2017, 2016, and 2015, the Company had 347,676, 318,807, and 228,066 weighted average restricted shares outstanding, respectively. Except for certain performance based awards, the vested and unvested shares are currently entitled to receive distributions on common shares if common share dividends are paid by declared by the Company. Holders of restricted shares are prohibited from selling such shares until they vest but are provided the ability to vote such shares beginning on the date of grant. Compensation expense of $2,914, $2,313 and $1,360 was recorded for the years ended December 31, 2017, 2016, and 2015, respectively, related to the issuance of restricted shares. Compensation expense of $3,704 will be recorded over the course of the next 28 months representing the remaining weighted average vesting period of equity awards issued under the Equity Incentive Plans as of December 31, 2017.
Compensation expense of $4,449, $2,325, and $1,952 was recorded for the years ended December 31, 2017, 2016, and 2015, respectively, for the Company's Outperformance Plans. Compensation expense of $11,327 will be recorded over the course of the next 38 months, representing the remaining weighted average vesting period of the awards issued under the Outperformance Plans as of December 31, 2017.
A summary of the Company’s restricted share units and restricted share awards as of December 31, 2017 is presented below:

	Number of Awards	Weighted Average Fair Value
Nonvested awards at beginning of period	416,920	$20.10
Granted	89,755	27.32
Vested	(220,190)	19.24
Lapsed or canceled	(3,112)	23.75
Nonvested awards at end of period	283,373	$23.02
Share Option Awards
The Company has not issued any share options in 2017 or 2016 and does not have plans to issue share option awards in the future. The Company has 70,971 options outstanding as of December 31, 2017 with a weighted average exercise price of $23.19 and a remaining weighted average contractual life of 84 months.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

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
Basic and Diluted EPS for the years ended December 31, 2017, 2016, and 2015 are computed as follows:

	Year Ended December 31,
	2017	2016	2015
Numerator – Income (loss):
Net income (loss) from continuing operations	$39,364	$18,748	$(50,433)
Net income (loss) from discontinued operations	(89)	5,399	875
Net income (loss) before net gain on disposals	39,275	24,147	(49,558)
Net gain on disposals	46,808	3,877	839
Gain on sale of European unconsolidated equity investment interests held with a related party	—	5,341	—
Net Income (loss)	86,083	33,365	(48,719)
Less: Net (income) loss attributable to noncontrolling interest	(820)	(7)	791
Less: Nonforfeitable dividends allocated to participating shareholders	(938)	(841)	(104)
Less: Preferred share dividends	(6,234)	(6,234)	(6,234)
Net income (loss) available to common shares outstanding	$78,091	$26,283	$(54,266)
Denominator – Weighted average shares[1]:
Basic weighted average shares outstanding	150,660,964	140,192,424	60,698,716
Effect of dilutive securities:
Unvested non-participating share based payment awards	—	35,144	—
Options	18,945	14,179	—
Exchangeable Senior Notes	—	767,274	—
Diluted weighted average shares outstanding	150,679,909	141,009,021	60,698,716

1.	Share and per share amounts have been adjusted for the 1-for-3 reverse share split completed on December 30, 2016.
The Company’s options and other share-based payment awards used in the computation of EPS were calculated using the treasury share method. As discussed in Note 6, 100.0% of the Company’s Exchangeable Senior Notes were exchanged for 5,258,420 of the Company’s common shares in September 2017. In prior periods, the Company had the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess conversion premium in shares, thus for these periods the Company only included the effect of the excess conversion premium in

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

the calculation of Diluted EPS. As the final exchange was completed in all shares, for the year ended December 31, 2017, the Company used the if-converted method to evaluate the Exchangeable Senior Notes for dilution for the period from January 1, 2017 through their specific conversion dates in September 2017. The impact of the Exchangeable Senior Notes was anti-dilutive during the year ended December 31, 2017 and was therefore excluded from the calculation of Diluted EPS for the period.
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
For the years ended December 31, 2017 and 2016, the net income (loss) attributable to the outside interests in the Operating Partnership has been excluded from the numerator and 1,735,703 and 696,662 weighted average shares, respectively, related to the outside interests in the Operating Partnership have been excluded from the denominator for the purpose of calculating Diluted EPS as there would have been no effect had such amounts been included. Refer to Note 13 for more information on the outside interests in the Operating Partnership.
Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) as of December 31, 2017, 2016, and 2015 is comprised of the following:

	As of December 31,
	2017	2016	2015
Net unrealized gain (loss) on derivative securities	$15,630	$(440)	$(6,074)
Net unrealized gain on debt instruments	417	3,699	1,010
Foreign currency translation adjustments:
Net gain on non-derivative net investment hedges [1]	297	4,516	14
Other foreign currency translation adjustments	(5,734)	(13,045)	(656)
Reclassification of swap gain into interest expense	2,166	1,142	(45)
Total accumulated other comprehensive income (loss)	$12,776	$(4,128)	$(5,751)

1.
The foreign currency translation adjustment associated with the Company’s non-derivative net investment hedge related to its European investments is included in other comprehensive income (loss). The balance reflects write-offs of $1,851 and $652 on the Company’s non-derivative net investment hedge during the years ended December 31, 2017 and 2016, respectively.

12. Partners' Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership. As of December 31, 2017, the Company owned 160,686,822 of the outstanding general and limited partnership interests, or 97.33%, of the Operating Partnership.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

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
Limited Partner Units
As of December 31, 2017, limited partners other than the Company owned 4,398,935 common units, or 2.67%, of the Operating Partnership.
Earnings per Unit
The Operating Partnership's earnings per unit for the years ended December 31, 2017, 2016, and 2015 are computed as follows:

	Year Ended December 31,
	2017	2016	2015
Numerator – Income (loss):
Net income (loss) from continuing operations	$39,364	$18,748	$(50,433)
Net income (loss) from discontinued operations	(89)	5,399	875
Net income (loss) before net gain on disposals	39,275	24,147	(49,558)
Net gain on disposals	46,808	3,877	839
Gain on sale of European unconsolidated equity investment interests held with a related party	—	5,341	—
Net Income (loss)	86,083	33,365	(48,719)
Less: Net loss attributable to noncontrolling interest in other partnerships	114	77	415
Less: Nonforfeitable dividends allocated to participating unitholders	(938)	(841)	(104)
Less: Preferred unit distributions	(6,234)	(6,234)	(6,234)
Net income (loss) available to common units outstanding	$79,025	$26,367	$(54,642)
Denominator – Weighted average units[1]:
Basic weighted average units outstanding	152,396,667	140,889,086	61,217,052
Effect of dilutive securities:
Unvested non-participating share based payment awards	—	35,144	—
Options	18,945	14,179	—
Exchangeable Senior Notes	—	767,274	—
Diluted weighted average units outstanding	152,415,612	141,705,683	61,217,052

1.	Unit and per unit amounts have been adjusted for the 1-for-3 reverse share split completed on December 30, 2016.
13. Noncontrolling Interests
Noncontrolling interests represent the outside equity interests in the Operating Partnership as well as third-party equity interests in the Company’s other consolidated subsidiaries.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

Outside Equity Interests in Operating Partnership
The outside equity interests in the Operating Partnership include common units of limited partnership interest in the Operating Partnership, or OP Units, and the earned and vested portion of limited partnership interests in the Operating Partnership granted by the Company pursuant to its share-based compensation plans, or LTIP Units, which are convertible on a one-for-one basis into OP Units. The aggregate outstanding noncontrolling interest in the Operating Partnership as of December 31, 2017 represented an interest of approximately 2.67% in the Operating Partnership. A portion of the Operating Partnership’s net income (loss) during each reporting period is attributed to noncontrolling interests based on the weighted average percentage ownership of both OP Unit holders and earned and vested LTIP Unit holders relative to the sum of the Company’s total outstanding common shares, OP Units, and earned and vested LTIP Units.
OP Units
In 2014, the Company issued 1,004,363 OP Units in connection with the acquisition of three properties. In 2017, the Company issued 3,560,188 OP Units in connection with the acquisition of nine properties. The Company’s OP Units are redeemable at the election of the holder for cash equal to the then fair market value of one of the Company’s common shares, par value $0.01 per share, except that the Company may, at its election, acquire each OP Unit for one of its common shares. The OP Unit holders do not have any obligation to provide additional contributions to the Operating Partnership, nor do they have any decision-making powers or control over the business of the Operating Partnership. The OP Unit holders do not have voting rights; however, they are entitled to receive dividends. The OP Unit redemption rights are outside of the Company’s control, and thus the OP Units are classified as a component of temporary equity and are shown in the mezzanine equity section of the Company’s Consolidated Financial Statements. The Company is party by assumption to a registration rights agreement with the holders of the OP Units that requires the Company, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of its common shares upon redemption of OP Units.
As of December 31, 2017, 3,739,420 OP Units were outstanding, which can be redeemed for 3,739,420 of the Company's common shares. During the years ended December 31, 2017 and 2016, 134,607 and 156,452 OP Units, respectively, were converted on a one-for-one basis into the Company's common shares. At December 31, 2017, 3,739,420 common shares of the Company were reserved for issuance upon redemption of OP Units. OP Units are recorded at the greater of cost basis or fair market value based on the closing share price of the Company’s common shares at the end of the reporting period. The Company recognizes changes in fair value in the OP Units through accumulated deficit, however decreases in fair value are recognized only to the extent that increases to the amount in temporary equity were previously recorded. As of December 31, 2017, the value of the OP units was $113,530.
LTIP Units
The Company’s LTIP Units that have been earned and are vested are convertible into OP Units on a one-for-one basis at the election of the holder. Consistent with the characteristics of the OP Units, holders of earned and vested LTIP Units do not have any obligation to provide additional contributions to the Operating Partnership, do not have any decision-making powers or control over the business of the Operating Partnership, and do not have voting rights; however, they are entitled to receive dividends. The earned and vested LTIP Units have no basis until they are converted into OP Units, thus they had no value as of December 31, 2017.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

As of December 31, 2017, noncontrolling interest owners held 659,515 earned and vested LTIP Units, which, upon conversion into OP Units, can be redeemed for 659,515 of the Company’s common shares. During the years ended December 31, 2017 and 2016, there were no earned and vested LTIP Units converted into OP Units or redeemed for common shares of the Company. At December 31, 2017, 659,515 common shares of the Company were reserved for issuance upon conversion of the earned and vested LTIP Units into OP Units and their subsequent redemption for common shares.
Below is the rollforward of the activity relating to the noncontrolling interests in the Operating Partnership as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016
Balance at beginning of period	$8,643	$10,892
Issuance of noncontrolling interests in the Operating Partnership	108,751	—
Redemption of noncontrolling interests in the Operating Partnership	(3,738)	(4,159)
Net income attribution	934	84
Fair value adjustments	1,436	2,404
Dividends	(2,496)	(578)
Balance at end of period	$113,530	$8,643

Interests in Other Entities
There are entities that the Company consolidates into its Consolidated Financial Statements based on the structure of the entities and their control provisions. As of December 31, 2017, the Company consolidated the Lakemont Development Investment and during the year ended December 31, 2017 until its dissolution in the fourth quarter of 2017, the Company consolidated European Fund Manager, which were both consolidated VIEs of the Company. The Company’s interest in these entities is presented in the equity section of its Consolidated Financial Statements. Refer to Note 2 for further discussion of these entities and consolidation considerations.
14. Commitments and Contingencies
Funding Commitments
During March 2017, construction was completed on the Company’s build-to-suit property in Round Rock, Texas, which the Company acquired upon completion for $29,605. As of December 31, 2017, the Company is obligated to fund the development of two properties and remaining improvements at one development property, for which it has remaining cumulative future commitments of $71,009.
The Company has committed $62,651 (€52,187) to the Gramercy European Property Fund III. The Company contributed $3,016 (€2,514) to the Gramercy European Property Fund III as of December 31, 2017, of which $2,266 (€1,888) was accrued at December 31, 2017 and funded in January 2018. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on December 31, 2017, in the case of unfunded commitments.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

The Company has a 51.0% interest in the E-Commerce JV and has committed capital to fund its initial acquisition of six properties, as well as the acquisition of additional properties in the future, subject to the partners' approval. The Company's pro rata funding commitment for the initial six properties is estimated at approximately $110,000, which will be funded using a combination of OP Units and cash. As of December 31, 2017, the Company funded $17,811 in cash to the E-Commerce JV.
The Company has committed to fund $100,000 to Strategic Office Partners, of which $29,477 and $16,027 was funded as of December 31, 2017 and December 31, 2016, respectively. See Note 5 for further information on the Company's commitments to its unconsolidated equity investments.
Legal Proceedings
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
In connection with the Company’s property acquisitions and the Merger, the Company identified a risk that it may have to pay future amounts to tenants related to continuing operating expense reimbursement audits. In 2017, the Company settled the majority of its operating expense reimbursement audits and paid $3,500 pursuant to a settlement in February 2017.
In addition, the Company and/or one or more of its subsidiaries is party to various litigation matters that are considered routine litigation incidental to our or their business, none of which are considered material.
Office Leases
The Company has several office locations, which are each subject to operating lease agreements. These office locations include the Company’s corporate office at 90 Park Avenue, New York, New York, and the Company’s various regional offices located across the United States and Europe. The Company's previous corporate office location through November 2016 was at 521 Fifth Avenue, New York, New York. Related to its operating leases for office locations, the Company incurred rent expense of $2,251, $1,816, and $775 for the years ended December 31, 2017, 2016, and 2015, respectively.
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

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

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

	2018	2019	2020	2021	2022	Thereafter	Total
Ground Leases - Operating	$2,491	$2,552	$2,555	$2,522	$2,551	$71,739	$84,410
Ground Leases - Capital	1	—	—	—	—	329	330
Total	$2,492	$2,552	$2,555	$2,522	$2,551	$72,068	$84,740
The Company incurred rent expense on ground leases of $2,544, $2,093 and $1,582 during the years ended December 31, 2017, 2016, and 2015, respectively. Rent expense is recognized on a straight-line basis regardless of when payments are due. Accounts payable and accrued expenses in the accompanying Consolidated Balance Sheets includes an accrual for rental expense recognized in excess of amounts due at that time. Rent expense related to leasehold interests is included in property operating expenses and rent expense related to office rentals is included in general and administrative expense and property management expense. All of the Company's capital leases are ground leases and as of December 31, 2017, 2016, and 2015, the total gross and net value of assets under the Company's capital leases was $21,500, $16,312, and $2,758, respectively.
15. Income Taxes
The Company has elected to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code, beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute annually at least 90.0% of its ordinary taxable income to its shareholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will then be subject to U.S. federal income taxes on taxable income, without reduction for distributions, at regular corporate rates. In addition, the Company will not be permitted to qualify for treatment as a REIT for U.S. federal income tax purposes for four years following the year during which qualification is lost unless the Internal Revenue Service grants the Company relief under certain statutory provisions. Such an event could materially adversely affect the Company’s net income and net cash available for distributions to its shareholders. However, the Company believes that it is organized and will operate in such a manner as to qualify for treatment as a REIT and the Company intends to operate in the foreseeable future in such a manner so that it will qualify as a REIT for U.S. federal income tax purposes. The Company may, however, be subject to certain state and local taxes. The Company has in the past established, and may in the future establish, taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. The Company’s TRSs are subject to federal, state and local taxes. The Company’s asset and property management business conducts its business through a wholly-owned TRS.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

The Company’s provision for income taxes for the years ended December 31, 2017, 2016, and 2015 is summarized as follows:

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$741	$(2,198)	$(859)
State and local	(97)	(962)	(1,009)
Total current	644	(3,160)	(1,868)
Deferred:
Federal	—	—	(228)
State and local	—	—	(57)
Total deferred	—	—	(285)
Total income tax (expense) benefit	$644	$(3,160)	$(2,153)
As of December 31, 2017, returns for the calendar years 2014 through 2017 remain subject to examination by the Internal Revenue Service and various state and local tax jurisdictions.
Income taxes, primarily related to the Company’s TRSs, are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities recorded in accordance with GAAP and their respective tax basis and operating loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided if the Company believes it is more likely than not that all or a portion of a deferred tax asset will not be realized. Any increase or decrease in a valuation allowance is included in the tax provision when such a change occurs. The asset management agreement with KBS has been terminated effective in the first quarter of 2017, therefore the activity in the Company's TRSs will be immaterial going forward.
The income tax provision differs from the amount computed by applying the statutory federal income tax rate to pretax operating income, as follows:

	Year Ended December 31,
	2017	2016	2015
Income tax (expense) benefit at federal statutory rate	$(29,617)	$(12,781)	$16,020
Tax effect of REIT election	30,358	10,583	(17,328)
State and local taxes, net of federal benefit	(83)	(953)	(839)
Permanent difference	(14)	(9)	(6)
Total income tax (expense) benefit	$644	$(3,160)	$(2,153)
As of December 31, 2017, the Company and each of its taxable subsidiaries which file corporate tax returns, had total net loss carryforwards, inclusive of net operating losses and capital losses, of approximately $34,000 available for use in future periods. The aggregate amounts of net operating loss carryforwards and capital loss carryforwards as of December 31, 2017 are subject to the completion of the 2017 tax returns. Net operating loss carryforwards and capital

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

loss carryforwards can generally be used to offset future ordinary income and capital gains of the entity originating the losses, for up to 20 years and five years, respectively, however, the Company has limits on the maximum amount of loss carryforwards that can be used in any given year.
In January 2011 and December 2015, the Company and some of its subsidiaries experienced an ownership change, as defined for purposes of Section 382 of the Internal Revenue Code of 1986, as amended. In general, an “ownership change” occurs if there is a change in ownership of more than 50.0% of common stock during a cumulative three-year period. For this purpose, determinations of ownership changes are generally limited to shareholders deemed to own 5.0% or more of the Company’s common stock. The provisions of Section 382 will apply an annual limit to the amount of net loss carryforwards that can be used by the Company or its subsidiary that generated the loss to offset future ordinary income and capital gains received by the Company or the subsidiary (as the case may be), beginning with the 2011 taxable year. Because the Company uses separate subsidiary REITs and TRSs to conduct different aspects of its business, losses incurred by the individual subsidiary REITs or TRSs are only available to offset taxable income derived by each respective subsidiary REIT or TRS. Accordingly, to the extent the Company, a subsidiary REIT or a TRS has taxable income in future years and has net loss carryforwards incurred prior to the ownership changes which are available to be utilized, such net loss carryforwards would be limited in future years, and they may have greater taxable income as a result of such limitation.
The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of December 31, 2017, 2016, and 2015, the Company did not incur any material interest or penalties.
16. Environmental Matters
The Company believes that it is in compliance in all material respects with applicable federal, state and local ordinances and regulations regarding environmental issues. Its management is not aware of any environmental liability that it believes would have a materially adverse impact on the Company’s financial position, results of operations or cash flows.

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

17. Supplemental Cash Flow Information
The following table represents supplemental cash flow disclosures for the years ended December 31, 2017, 2016, and 2015:

	Year Ended December 31,
	2017	2016	2015
Supplemental cash flow disclosures:
Interest paid	$93,051	$77,081	$30,303
Income taxes paid	1,176	2,906	1,730
Proceeds from 1031 exchanges from sale of real estate	212,973	723,863	—
Use of funds from 1031 exchanges for acquisitions of real estate	(212,973)	(723,831)	—
Non-cash activity:
Net assets acquired in the Merger in exchange for common stock	$—	$—	$1,829,241
Common stock registered in exchange for net assets acquired in the Merger	—	—	1,829,241
Fair value adjustment to noncontrolling interest in the Operating Partnership	1,436	2,404	(769)
Debt assumed in acquisition of real estate	181,107	244,188	618,169
Debt transferred in disposition of real estate	(10,456)	(101,432)	—
Non-cash acquisition of consolidated VIE	24,930	—	—
Dividend reinvestment plan proceeds	194	—	—
Distribution of real estate assets from unconsolidated equity investment	—	263,015	—
Treasury securities transferred in connection with defeasance of notes payable	—	(144,063)	—
Transfer of defeased note payable	—	124,605	—
Contribution of real estate assets as investment in unconsolidated equity investments	—	(182,168)	—
Redemption of units of noncontrolling interest in the Operating Partnership for common shares	(3,738)	(4,159)	(3,784)
Real estate acquired for units of noncontrolling interest in the Operating Partnership	108,751	—	—
Redemption of Exchangeable Senior Notes for common shares	117,450	—	—

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

18. Selected Quarterly Financial Data of the Company (unaudited)
The following tables summarize the Company's quarterly financial information for the years ended December 31, 2017 and 2016:

2017 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Total revenues	$149,006	$134,855	$131,365	$129,994
Operating income	39,192	30,360	34,435	32,751
Interest expense	(26,291)	(24,266)	(23,239)	(23,056)
Net impairment recognized in earnings	—	—	—	(4,890)
Equity in net income (loss) of unconsolidated equity investments	(636)	48,730	248	(94)
Gain (loss) on extinguishment of debt	(11)	(6,751)	268	(208)
Impairment of real estate investments	(16,407)	(3,064)	(5,580)	(12,771)
Provision for taxes	(3)	598	(147)	196
Income (loss) from continuing operations	(4,156)	45,607	5,985	(8,072)
Loss from discontinued operations	(13)	(24)	(28)	(24)
Income (loss) before net gain on disposals	(4,169)	45,583	5,957	(8,096)
Net gain on disposals	22,550	4,879	2,002	17,377
Net income	18,381	50,462	7,959	9,281
Net (income) loss attributable to noncontrolling interest	(446)	(333)	113	(154)
Net income attributable to Gramercy Property Trust	17,935	50,129	8,072	9,127
Preferred share dividends	(1,558)	(1,559)	(1,558)	(1,559)
Net income available to common shareholders	$16,377	$48,570	$6,514	$7,568
Basic earnings per share:
Net income from continuing operations, after preferred dividends	$0.10	$0.32	$0.04	$0.05
Net income from discontinued operations	—	—	—	—
Net income available to common shareholders	$0.10	$0.32	$0.04	$0.05
Diluted earnings per share:
Net income from continuing operations, after preferred dividends	$0.10	$0.32	$0.04	$0.05
Net income from discontinued operations	—	—	—	—
Net income available to common shareholders	$0.10	$0.32	$0.04	$0.05
Basic weighted average common shares outstanding	160,339,133	152,619,352	148,542,916	140,907,399
Diluted weighted average common shares outstanding	160,358,728	157,507,213	149,914,443	141,875,619

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

2016 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Total revenues	$126,202	$131,092	$139,425	$120,545
Operating income	25,460	31,297	37,469	25,475
Interest expense	(18,163)	(18,409)	(16,909)	(21,953)
Equity in net income (loss) of unconsolidated equity investments	6,470	(1,138)	(168)	(2,755)
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	—	7,229	—
Loss on extinguishment of debt	—	(13,777)	(1,356)	(5,757)
Impairment of real estate investments	(10,054)	(1,053)	—	—
Provision for taxes	574	(331)	(2,700)	(703)
Income (loss) from continuing operations	4,287	(3,411)	23,565	(5,693)
Income from discontinued operations	354	347	58	4,640
Income (loss) before net gain on disposals	4,641	(3,064)	23,623	(1,053)
Gain on sale of European unconsolidated equity investment interests held with a related party	—	—	5,341	—
Net gain on disposals	1,541	2,336	—	—
Net income (loss)	6,182	(728)	28,964	(1,053)
Net (income) loss attributable to noncontrolling interest	145	(221)	(51)	120
Net income (loss) attributable to Gramercy Property Trust	6,327	(949)	28,913	(933)
Preferred share dividends	(1,558)	(1,559)	(1,558)	(1,559)
Net Income (loss) available to common shareholders	$4,769	$(2,508)	$27,355	$(2,492)
Basic earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$0.03	$(0.02)	$0.19	$(0.05)
Net income from discontinued operations	—	—	—	0.03
Net income (loss) available to common shareholders	$0.03	$(0.02)	$0.19	$(0.02)
Diluted earnings per share:
Net income (loss) from continuing operations, after preferred dividends	$0.03	$(0.02)	$0.19	$(0.05)
Net income from discontinued operations	—	—	—	0.03
Net income (loss) available to common shareholders	$0.03	$(0.02)	$0.19	$(0.02)
Basic weighted average common shares outstanding	140,298,149	140,257,503	140,776,976	140,060,405
Diluted weighted average common shares outstanding	141,228,218	140,257,503	142,514,202	140,060,405

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

19. Selected Quarterly Financial Data of the Operating Partnership (unaudited)
The following tables summarize the Company's quarterly financial information for the years ended December 31, 2017 and 2016:

2017 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Total revenues	$149,006	$134,855	$131,365	$129,994
Operating income	39,192	30,360	34,435	32,751
Interest expense	(26,291)	(24,266)	(23,239)	(23,056)
Net impairment recognized in earnings	—	—	—	(4,890)
Equity in net income (loss) of unconsolidated equity investments	(636)	48,730	248	(94)
Gain (loss) on extinguishment of debt	(11)	(6,751)	268	(208)
Impairment of real estate investments	(16,407)	(3,064)	(5,580)	(12,771)
Provision for taxes	(3)	598	(147)	196
Income (loss) from continuing operations	(4,156)	45,607	5,985	(8,072)
Loss from discontinued operations	(13)	(24)	(28)	(24)
Income (loss) before net gain on disposals	(4,169)	45,583	5,957	(8,096)
Net gain on disposals	22,550	4,879	2,002	17,377
Net income	18,381	50,462	7,959	9,281
Net (income) loss attributable to noncontrolling interest in other partnerships	—	97	137	(120)
Net income attributable to GPTOP	18,381	50,559	8,096	9,161
Preferred unit distributions	(1,558)	(1,559)	(1,558)	(1,559)
Net income available to common unitholders	$16,823	$49,000	$6,538	$7,602
Basic earnings per unit:
Net income from continuing operations, after preferred unit distributions	$0.10	$0.32	$0.04	$0.05
Net income from discontinued operations	—	—	—	—
Net income available to common unitholders	$0.10	$0.32	$0.04	$0.05
Diluted earnings per unit:
Net income from continuing operations, after preferred unit distributions	$0.10	$0.32	$0.04	$0.05
Net income from discontinued operations	—	—	—	—
Net income available to common unitholders	$0.10	$0.32	$0.04	$0.05
Basic weighted average common units outstanding	164,705,027	153,971,961	149,103,359	141,527,985
Diluted weighted average common units outstanding	164,724,622	158,859,822	150,474,886	142,496,205

Gramercy Property Trust and GPT Operating Partnership LP
Notes To Consolidated Financial Statements
(Dollar amounts in thousands, except per share and per unit data)
December 31, 2017

2016 Quarter Ended	December 31,	September 30,	June 30,	March 31,
Total revenues	$126,202	$131,092	$139,425	$120,545
Operating income	25,460	31,297	37,469	25,475
Interest expense	(18,163)	(18,409)	(16,909)	(21,953)
Equity in net income (loss) of unconsolidated equity investments	6,470	(1,138)	(168)	(2,755)
Gain on dissolution of previously held U.S. unconsolidated equity investment interests	—	—	7,229	—
Loss on extinguishment of debt	—	(13,777)	(1,356)	(5,757)
Impairment of real estate investments	(10,054)	(1,053)	—	—
Provision for taxes	574	(331)	(2,700)	(703)
Income (loss) from continuing operations	4,287	(3,411)	23,565	(5,693)
Income from discontinued operations	354	347	58	4,640
Income (loss) before net gain on disposals	4,641	(3,064)	23,623	(1,053)
Gain on sale of European unconsolidated equity investment interests held with a related party	—	—	5,341	—
Net gain on disposals	1,541	2,336	—	—
Net income (loss)	6,182	(728)	28,964	(1,053)
Net (income) loss attributable to noncontrolling interest in other partnerships	168	(229)	27	111
Net income (loss) attributable to GPTOP	6,350	(957)	28,991	(942)
Preferred unit dividends	(1,558)	(1,559)	(1,558)	(1,559)
Net income (loss) available to common unitholders	$4,792	$(2,516)	$27,433	$(2,501)
Basic earnings per unit:
Net income (loss) from continuing operations, after preferred unit distributions	$0.03	$(0.02)	$0.19	$(0.05)
Net income from discontinued operations	—	—	—	0.03
Net income (loss) available to common unitholders	$0.03	$(0.02)	$0.19	$(0.02)
Diluted earnings per unit:
Net income (loss) from continuing operations, after preferred unit distributions	$0.03	$(0.02)	$0.19	$(0.05)
Net income from discontinued operations	—	—	—	0.03
Net income (loss) available to common unitholders	$0.03	$(0.02)	$0.19	$(0.02)
Basic weighted average common units outstanding	140,934,854	140,596,612	141,179,745	140,518,506
Diluted weighted average common units outstanding	141,864,923	140,596,612	142,514,202	140,518,506
20. Subsequent Events
In February 2018, the Company declared a first quarter 2018 common dividend of $0.375 per share, payable on April 16, 2018 to shareholders of record as of March 30, 2018. In February 2018, the Company also declared a first quarter 2018 dividend on its 7.125% Series A Preferred Shares in the amount of $0.44531 per share, payable on April 2, 2018 to preferred shareholders of record as of the close of business on March 19, 2018.
Subsequent to December 31, 2017, the Company closed on the acquisition of one industrial property which is comprised of 162,056 rentable square feet and is 100.0% occupied for a purchase price of approximately $10,550. Subsequent to December 31, 2017, the Company closed on the disposition of four properties which comprised an aggregate 974,373 rentable square feet for aggregate gross proceeds of approximately $75,062. Subsequent to December 31, 2017, the Company issued 996,098 OP Units valued at approximately $29,076 in connection with its contribution to the E-Commerce JV for the acquisition of two properties.

Gramercy Property Trust and GPT Operating Partnership LP
SCHEDULE II
Valuation and Qualifying Accounts
(In thousands)

Tenant and Other Receivables - Allowance	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions	Balance at End of Year
December 31, 2017	$57	$815	$(234)	$638
December 31, 2016	$204	$77	$(224)	$57
December 31, 2015	$188	$(63)	$79	$204

Gramercy Property Trust and GPT Operating Partnership LP
SCHEDULE III
Real Estate Investments
(In thousands)

				Initial Costs [2]		Costs Capitalized Subsequent to Acquisition[3]	Gross Amount at Which Carried December 31, 2017
City	State	Acquisition Date	Encumbrances[1]	Land	Building and Improvements	Land, Building, and Improvements	Land	Building and Improvements	Total[4]	Accumulated Depreciation December 31, 2017[5]
Industrial Properties:
Greenwood	IN	11/20/2012	$7,245	$1,200	$12,002	$—	$1,200	$12,002	$13,202	$(1,772)
Greenfield	IN	11/20/2012	5,854	600	9,357	—	600	9,357	9,957	(1,308)
Olive Branch	MS	3/11/2013	—	2,250	18,891	36	2,250	18,927	21,177	(2,459)
Garland	TX	3/19/2013	—	2,200	6,081	1,109	2,200	7,190	9,390	(1,873)
East Brunswick	NJ	3/28/2013	—	5,700	4,626	139	5,700	4,765	10,465	(1,011)
Atlanta	GA	5/6/2013	—	1,700	4,949	(260)	1,700	4,689	6,389	(876)
Bellmawr	NJ	5/30/2013	—	540	2,992	(90)	540	2,902	3,442	(380)
Hialeah Gardens	FL	5/31/2013	—	4,839	1,437	19,997	4,839	21,434	26,273	(1,875)
Deer Park	NY	6/18/2013	—	1,596	1,926	—	1,596	1,926	3,522	(657)
Elkridge	MD	6/19/2013	—	2,589	3,034	—	2,589	3,034	5,623	(909)
Houston	TX	6/26/2013	—	3,251	2,650	(789)	3,251	1,861	5,112	(542)
Orlando	FL	6/26/2013	—	1,644	2,904	—	1,644	2,904	4,548	(1,062)
Hutchins	TX	6/27/2013	23,338	10,867	40,104	—	10,867	40,104	50,971	(11,628)
Swedesboro	NJ	6/28/2013	—	1,070	9,603	—	1,070	9,603	10,673	(1,270)
Atlanta	GA	8/22/2013	—	224	3,150	—	224	3,150	3,374	(1,112)
Manassas	VA	9/5/2013	—	890	2,796	—	890	2,796	3,686	(401)
Manassas	VA	9/5/2013	—	546	3,401	—	546	3,401	3,947	(477)
Yuma	AZ	10/1/2013	11,740	1,897	16,275	18	1,897	16,293	18,190	(2,833)
Austin	TX	10/23/2013	—	1,017	6,527	115	1,017	6,642	7,659	(1,031)
Galesburg	IL	11/15/2013	—	300	903	—	300	903	1,203	(165)
Lawrence	IN	11/15/2013	19,671	2,168	27,485	(38)	2,168	27,447	29,615	(3,775)
Peru	IL	11/15/2013	—	869	4,438	—	869	4,438	5,307	(651)
Waco	TX	11/21/2013	14,776	1,615	17,940	—	1,615	17,940	19,555	(2,220)
Chicago	IL	11/22/2013	—	3,070	1,983	25	3,070	2,008	5,078	(597)
Allentown	PA	12/23/2013	22,591	4,767	25,468	—	4,767	25,468	30,235	(4,614)
Vernon	CA	12/30/2013	—	5,400	9,420	—	5,400	9,420	14,820	(1,283)
Des Plaines	IL	2/28/2014	2,366	1,512	3,720	—	1,512	3,720	5,232	(840)
Elgin	IL	4/23/2014	—	1,675	4,712	—	1,675	4,712	6,387	(544)
Harrisburg	PA	5/1/2014	—	1,896	5,689	36	1,896	5,725	7,621	(992)
Elk Grove Village	IL	5/20/2014	—	5,876	12,618	—	5,876	12,618	18,494	(1,711)
Tampa	FL	5/29/2014	—	1,839	6,589	—	1,839	6,589	8,428	(1,051)
Malvern	PA	6/30/2014	—	2,085	21,494	—	2,085	21,494	23,579	(2,770)
Ames	IA	7/31/2014	—	2,650	20,364	21	2,650	20,385	23,035	(2,919)
Buford	GA	7/31/2014	—	3,495	19,452	—	3,495	19,452	22,947	(2,677)
Wilson	NC	7/31/2014	—	633	14,073	48	633	14,121	14,754	(1,730)
Arlington Heights	IL	8/19/2014	—	2,205	14,595	—	2,205	14,595	16,800	(1,783)
Medley	FL	8/27/2014	—	7,503	624	(381)	7,503	243	7,746	(39)
Medley	FL	8/27/2014	—	3,300	141	(100)	3,300	41	3,341	(14)
Medley	FL	8/27/2014	—	4,622	386	(113)	4,622	273	4,895	(48)
Santa Clara	CA	9/11/2014	—	16,670	1,920	—	16,670	1,920	18,590	(617)
Bloomingdale	IL	9/19/2014	—	1,118	5,150	53	1,118	5,203	6,321	(652)
Kenosha	WI	9/24/2014	—	1,530	7,383	—	1,530	7,383	8,913	(945)
Worcester	MA	9/24/2014	—	1,391	16,877	95	1,391	16,972	18,363	(2,045)
Miami	FL	10/24/2014	—	3,980	6,376	503	3,980	6,879	10,859	(912)
Morrow	GA	11/25/2014	—	656	5,490	—	656	5,490	6,146	(1,157)
Puyallup	WA	12/2/2014	—	2,825	6,584	—	2,825	6,584	9,409	(896)
Lewisville	TX	12/4/2014	—	1,287	4,500	—	1,287	4,500	5,787	(674)
Rolling Meadows	IL	12/4/2014	—	3,240	6,705	(244)	2,996	6,705	9,701	(588)
Groveport	OH	12/4/2014	—	785	5,437	—	785	5,437	6,222	(656)
Midway	GA	12/8/2014	—	4,999	15,698	—	4,999	15,698	20,697	(1,693)
Buffalo Grove	IL	12/18/2014	—	1,055	3,079	165	1,055	3,244	4,299	(374)
Burr Ridge	IL	12/18/2014	—	1,230	2,608	—	1,230	2,608	3,838	(302)

Gramercy Property Trust and GPT Operating Partnership LP
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs [2]		Costs Capitalized Subsequent to Acquisition[3]	Gross Amount at Which Carried December 31, 2017
City	State	Acquisition Date	Encumbrances[1]	Land	Building and Improvements	Land, Building, and Improvements	Land	Building and Improvements	Total[4]	Accumulated Depreciation December 31, 2017[5]
Hamlet	NC	12/19/2014	—	292	10,418	—	292	10,418	10,710	(1,039)
Downers Grove	IL	12/23/2014	—	1,414	8,426	—	1,414	8,426	9,840	(964)
Bolingbrook	IL	12/23/2014	—	2,257	10,375	—	2,257	10,375	12,632	(1,164)
St Louis	MO	1/6/2015	—	1,398	7,502	390	1,398	7,892	9,290	(849)
Cinnaminson	NJ	1/9/2015	—	2,149	22,035	—	2,149	22,035	24,184	(3,311)
Milford	CT	2/2/2015	—	465	5,271	7	465	5,278	5,743	(566)
Sussex	WI	2/13/2015	—	1,806	5,441	—	1,806	5,441	7,247	(1,333)
Milwaukee	WI	2/13/2015	—	601	3,640	—	601	3,640	4,241	(1,079)
Oak Creek	WI	2/13/2015	—	969	5,058	—	969	5,058	6,027	(998)
Kent	WA	3/5/2015	—	4,919	11,928	268	4,919	12,196	17,115	(1,374)
San Jose	CA	3/9/2015	—	11,466	26,229	502	11,466	26,731	38,197	(2,317)
El Segundo	CA	3/11/2015	—	7,412	43,403	—	7,412	43,403	50,815	(3,142)
Richfield	OH	3/11/2015	—	522	24,230	—	522	24,230	24,752	(2,264)
Richardson	TX	3/11/2015	—	1,360	7,619	2,192	1,360	9,811	11,171	(1,117)
Houston	TX	3/11/2015	—	6,628	35,637	2,225	6,628	37,862	44,490	(3,514)
Aurora	CO	3/11/2015	—	453	5,363	—	453	5,363	5,816	(536)
Dixon	IL	3/11/2015	—	1,078	18,413	—	1,078	18,413	19,491	(2,263)
Oswego	IL	3/26/2015	—	767	3,167	645	767	3,812	4,579	(652)
Obetz	OH	4/10/2015	—	1,955	19,381	225	1,955	19,606	21,561	(1,679)
Auburn	WA	5/7/2015	—	2,543	9,121	—	2,543	9,121	11,664	(865)
Fairfield	CA	5/7/2015	—	949	2,205	—	949	2,205	3,154	(192)
San Bernardino	CA	5/7/2015	—	2,308	7,613	—	2,308	7,613	9,921	(663)
Orlando	FL	6/10/2015	—	1,658	5,412	4,622	1,658	10,034	11,692	(651)
Orlando	FL	6/10/2015	—	1,756	4,346	106	1,756	4,452	6,208	(606)
Vernon	CA	7/6/2015	—	7,813	14,428	—	7,813	14,428	22,241	(1,099)
Philadelphia	PA	7/21/2015	11,854	3,986	17,963	—	3,986	17,963	21,949	(1,296)
Fridley	MN	7/22/2015	—	5,229	29,754	321	5,229	30,075	35,304	(4,112)
Pinellas Park	FL	9/25/2015	—	2,260	8,891	—	2,260	8,891	11,151	(532)
Norcross	GA	11/24/2015	—	1,079	5,437	—	1,079	5,437	6,516	(441)
Norcross	GA	11/24/2015	—	878	2,867	38	878	2,905	3,783	(273)
Richardson	TX	12/17/2015	—	900	7,810	—	900	7,810	8,710	(510)
Allen	TX	12/17/2015	—	724	5,334	—	724	5,334	6,058	(338)
Richardson	TX	12/17/2015	—	566	2,871	230	566	3,101	3,667	(215)
Bolingbrook	IL	12/17/2015	—	2,481	15,082	52	2,481	15,134	17,615	(1,086)
Spartanburg	SC	12/17/2015	6,087	646	9,565	—	646	9,565	10,211	(1,138)
Spartanburg	SC	12/17/2015	643	166	3,174	—	166	3,174	3,340	(291)
Spartanburg	SC	12/17/2015	—	215	3,304	—	215	3,304	3,519	(333)
Spartanburg	SC	12/17/2015	—	453	1,775	—	453	1,775	2,228	(207)
Goose Creek	SC	12/17/2015	462	1,486	6,902	—	1,486	6,902	8,388	(747)
Goose Creek	SC	12/17/2015	757	713	4,274	—	713	4,274	4,987	(382)
Goose Creek	SC	12/17/2015	—	322	3,244	—	322	3,244	3,566	(248)
Goose Creek	SC	12/17/2015	6,424	1,137	13,740	—	1,137	13,740	14,877	(1,114)
Summerville	SC	12/17/2015	—	474	16,766	—	474	16,766	17,240	(1,702)
Moncks Corner	SC	12/17/2015	765	585	1,796	—	585	1,796	2,381	(280)
Orangeburg	SC	12/17/2015	779	493	3,519	24	493	3,543	4,036	(336)
Kings Mountain	NC	12/17/2015	665	256	3,336	804	256	4,140	4,396	(310)
Kings Mountain	NC	12/17/2015	1,574	440	9,308	—	440	9,308	9,748	(784)
Winston-Salem	NC	12/17/2015	1,156	910	3,579	—	910	3,579	4,489	(418)
Winston-Salem	NC	12/17/2015	3,480	1,691	11,468	—	1,691	11,468	13,159	(897)
Spartanburg	SC	12/17/2015	—	170	1,519	81	170	1,600	1,770	(188)
Spartanburg	SC	12/17/2015	—	194	3,251	—	194	3,251	3,445	(333)
Spartanburg	SC	12/17/2015	—	260	2,934	4,297	260	7,231	7,491	(672)
Spartanburg	SC	12/17/2015	—	293	6,205	—	293	6,205	6,498	(582)

Gramercy Property Trust and GPT Operating Partnership LP
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs [2]		Costs Capitalized Subsequent to Acquisition[3]	Gross Amount at Which Carried December 31, 2017
City	State	Acquisition Date	Encumbrances[1]	Land	Building and Improvements	Land, Building, and Improvements	Land	Building and Improvements	Total[4]	Accumulated Depreciation December 31, 2017[5]
Duncan	SC	12/17/2015	—	329	4,033	—	329	4,033	4,362	(520)
Duncan	SC	12/17/2015	—	182	622	—	182	622	804	(121)
Duncan	SC	12/17/2015	—	347	2,216	2,442	347	4,658	5,005	(532)
Duncan	SC	12/17/2015	—	172	1,912	—	172	1,912	2,084	(217)
Spartanburg	SC	12/17/2015	—	91	712	—	91	712	803	(217)
Spartanburg	SC	12/17/2015	—	112	1,887	—	112	1,887	1,999	(266)
Duncan	SC	12/17/2015	—	451	2,394	135	451	2,529	2,980	(327)
Duncan	SC	12/17/2015	—	586	2,471	—	586	2,471	3,057	(225)
Kings Mountain	NC	12/17/2015	—	1,107	17,664	—	1,107	17,664	18,771	(1,367)
Bellingham	MA	12/17/2015	—	1,366	15,037	—	1,366	15,037	16,403	(1,153)
Jacksonville	FL	12/17/2015	—	2,865	29,096	—	2,865	29,096	31,961	(2,592)
Fort Worth	TX	12/17/2015	—	2,772	24,789	—	2,772	24,789	27,561	(1,626)
Hebron	KY	12/17/2015	—	1,646	7,106	—	1,646	7,106	8,752	(783)
Elkton	FL	12/17/2015	—	1,797	16,688	—	1,797	16,688	18,485	(1,231)
Tolleson	AZ	12/17/2015	—	1,584	10,252	639	1,584	10,891	12,475	(963)
Wilmer	TX	12/17/2015	—	1,262	51,903	—	1,262	51,903	53,165	(3,367)
Aurora	CO	12/17/2015	—	1,979	26,637	1,456	1,979	28,093	30,072	(1,712)
University Park	IL	12/17/2015	—	1,453	69,923	—	1,453	69,923	71,376	(4,386)
Olathe	KS	12/17/2015	—	2,990	53,531	209	2,990	53,740	56,730	(3,665)
Rogers	MN	12/17/2015	—	886	15,838	347	886	16,185	17,071	(1,087)
Belcamp	MD	12/17/2015	—	6,490	54,200	—	6,490	54,200	60,690	(4,187)
Belcamp	MD	12/17/2015	—	2,200	1,454	—	2,200	1,454	3,654	(279)
Aberdeen	MD	12/17/2015	—	3,735	40,396	—	3,735	40,396	44,131	(2,668)
Spartanburg	SC	12/17/2015	—	1,414	7,246	—	1,414	7,246	8,660	(798)
Plainfield	IN	12/17/2015	—	3,633	29,264	—	3,633	29,264	32,897	(2,078)
Hawthorne	CA	12/17/2015	18,521	20,361	33,831	—	20,361	33,831	54,192	(2,842)
Sauget	IL	12/17/2015	—	841	18,176	(1,280)	785	16,952	17,737	(1,739)
Pittston	PA	12/17/2015	—	1,966	44,037	20	1,966	44,057	46,023	(2,969)
Hazelton	PA	12/17/2015	—	2,421	37,291	2,515	2,421	39,806	42,227	(2,865)
Pittston	PA	12/17/2015	—	616	10,045	—	616	10,045	10,661	(736)
Jessup	PA	12/17/2015	—	956	8,979	66	956	9,045	10,001	(736)
Hackettstown	NJ	12/22/2015	9,255	2,260	10,985	—	2,260	10,985	13,245	(760)
Nashville	TN	12/24/2015	—	1,015	3,868	—	1,015	3,868	4,883	(428)
La Vergne	TN	12/24/2015	—	1,140	6,117	—	1,140	6,117	7,257	(590)
Bedford Park	IL	1/28/2016	—	2,210	10,127	—	2,210	10,127	12,337	(672)
Moselle	MS	1/28/2016	—	270	3,267	—	270	3,267	3,537	(284)
Indianapolis	IN	2/22/2016	—	2,726	27,795	2,997	2,726	30,792	33,518	(1,377)
Bridgeview	IL	4/26/2016	6,110	2,348	17,342	—	2,348	17,342	19,690	(1,033)
New Braunfels	TX	4/26/2016	—	1,040	2,364	—	1,040	2,364	3,404	(210)
Auburndale	FL	4/26/2016	1,697	431	2,879	—	431	2,879	3,310	(702)
Salem	VA	4/26/2016	1,642	235	2,862	—	235	2,862	3,097	(300)
Santa Fe Springs	CA	4/26/2016	3,988	10,578	7,949	—	10,578	7,949	18,527	(515)
Baltimore	MD	4/26/2016	6,065	2,315	6,386	—	2,315	6,386	8,701	(768)
Elizabeth	NJ	4/26/2016	2,530	2,624	1,396	—	2,624	1,396	4,020	(164)
Monroe Twp	NJ	4/26/2016	2,460	935	2,483	—	935	2,483	3,418	(196)
Santa Ana	CA	4/26/2016	5,799	9,262	2,213	—	9,262	2,213	11,475	(366)
Tracy	CA	4/26/2016	6,289	1,696	6,986	—	1,696	6,986	8,682	(912)
Deerfield Beach	FL	5/2/2016	—	11,228	8,141	—	11,228	8,141	19,369	(786)
Belcamp	MD	5/5/2016	—	2,748	17,935	52	2,748	17,987	20,735	(921)
Curtis Bay	MD	5/5/2016	—	3,773	19,787	—	3,773	19,787	23,560	(1,022)
Hagerstown	MD	5/5/2016	—	3,699	28,042	—	3,699	28,042	31,741	(1,506)
Miami	FL	5/16/2016	—	2,700	6,386	—	2,700	6,386	9,086	(410)
Romeoville	IL	6/16/2016	—	5,400	24,021	—	5,400	24,021	29,421	(1,240)

Gramercy Property Trust and GPT Operating Partnership LP
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs [2]		Costs Capitalized Subsequent to Acquisition[3]	Gross Amount at Which Carried December 31, 2017
City	State	Acquisition Date	Encumbrances[1]	Land	Building and Improvements	Land, Building, and Improvements	Land	Building and Improvements	Total[4]	Accumulated Depreciation December 31, 2017[5]
Ball Ground	GA	6/28/2016	—	576	7,397	81	576	7,478	8,054	(311)
Lake Zurich	IL	6/29/2016	—	2,571	8,278	—	2,571	8,278	10,849	(477)
Whitestown	IN	6/30/2016	—	2,158	68,643	1	2,158	68,644	70,802	(3,027)
Jacksonville	FL	6/30/2016	—	5,686	32,009	—	5,686	32,009	37,695	(1,839)
Wilmer	TX	6/30/2016	—	986	38,800	—	986	38,800	39,786	(1,799)
West Jefferson	OH	6/30/2016	—	2,205	50,853	—	2,205	50,853	53,058	(3,118)
Tampa	FL	6/30/2016	—	1,202	9,536	—	1,202	9,536	10,738	(506)
Houston	TX	7/14/2016	—	2,294	615	—	2,294	615	2,909	(251)
Houston	TX	7/14/2016	—	2,466	1,053	—	2,466	1,053	3,519	(300)
Fridley	MN	7/20/2016	—	1,380	14,231	—	1,380	14,231	15,611	(601)
Largo	FL	7/26/2016	—	1,318	1,351	—	1,318	1,351	2,669	(183)
Littleton	MA	8/10/2016	—	5,292	31,268	—	5,292	31,268	36,560	(1,385)
Byhalia	MS	8/15/2016	—	1,662	23,353	—	1,662	23,353	25,015	(986)
McCook	IL	8/19/2016	—	5,988	30,526	—	5,988	30,526	36,514	(1,212)
Hanover Park	IL	8/29/2016	—	2,932	14,809	—	2,932	14,809	17,741	(735)
Durham	NC	9/8/2016	—	925	8,543	—	925	8,543	9,468	(329)
Santa Fe Springs	CA	9/9/2016	—	1,616	4,162	2	1,616	4,164	5,780	(161)
Santa Fe Springs	CA	9/9/2016	—	1,372	1,063	1	1,372	1,064	2,436	(75)
Santa Fe Springs	CA	9/9/2016	—	8,655	8,689	—	8,655	8,689	17,344	(552)
Anaheim	CA	9/23/2016	—	9,601	14,432	—	9,601	14,432	24,033	(608)
Fulton	GA	9/23/2016	—	1,166	4,766	—	1,166	4,766	5,932	(305)
Fulton	GA	9/23/2016	—	862	2,981	—	862	2,981	3,843	(204)
Anaheim	CA	10/3/2016	—	4,059	4,045	12	4,059	4,057	8,116	(226)
Naperville	IL	10/5/2016	—	4,960	24,014	2,777	4,960	26,791	31,751	(1,266)
Henderson	NV	10/6/2016	—	3,947	18,749	—	3,947	18,749	22,696	(685)
Black Creek	GA	10/11/2016	—	2,210	27,074	—	2,210	27,074	29,284	(1,063)
Montgomery	NY	10/13/2016	—	4,310	17,912	3	4,310	17,915	22,225	(909)
Oakland	CA	10/14/2016	—	4,957	5,279	401	4,957	5,680	10,637	(303)
Elkridge	MD	11/22/2016	—	2,509	2,605	2	2,509	2,607	5,116	(201)
Commerce City	CO	11/29/2016	—	3,141	7,693	—	3,141	7,693	10,834	(400)
West Chester	OH	12/9/2016	—	442	7,928	—	442	7,928	8,370	(322)
Swedesboro	NJ	12/9/2016	—	3,352	9,861	—	3,352	9,861	13,213	(419)
Southaven	MS	12/15/2016	17,823	1,463	26,630	315	1,463	26,945	28,408	(1,027)
Southaven	MS	12/15/2016	8,769	1,026	15,272	113	1,026	15,385	16,411	(603)
Memphis	TN	12/15/2016	—	2,267	31,266	—	2,267	31,266	33,533	(1,172)
Memphis	TN	12/15/2016	—	1,759	18,021	—	1,759	18,021	19,780	(795)
McDonough	GA	12/15/2016	12,861	3,142	23,633	—	3,142	23,633	26,775	(919)
Fairburn	GA	12/15/2016	—	5,360	57,616	—	5,360	57,616	62,976	(1,878)
Plainfield	IN	12/15/2016	13,907	4,380	27,012	—	4,380	27,012	31,392	(1,150)
Plainfield	IN	12/15/2016	10,388	2,361	21,362	402	2,361	21,764	24,125	(855)
West Chester	OH	12/15/2016	12,233	1,896	17,433	—	1,896	17,433	19,329	(713)
West Chester	OH	12/15/2016	7,808	1,636	12,275	—	1,636	12,275	13,911	(488)
Walton	KY	12/15/2016	14,381	2,327	23,802	—	2,327	23,802	26,129	(892)
Summerville	SC	12/15/2016	24,899	6,445	46,323	—	6,445	46,323	52,768	(1,467)
Fairfield	CA	12/15/2016	18,568	9,935	33,960	35	9,935	33,995	43,930	(1,511)
Irving	TX	12/15/2016	16,240	—	32,010	26	—	32,036	32,036	(1,011)
Woodland	CA	12/15/2016	—	2,056	10,239	—	2,056	10,239	12,295	(516)
Woodland	CA	12/15/2016	—	2,136	10,304	—	2,136	10,304	12,440	(525)
Jacksonville	FL	12/15/2016	—	2,453	17,590	—	2,453	17,590	20,043	(833)
York	PA	12/20/2016	—	1,348	5,254	—	1,348	5,254	6,602	(251)
Alpharetta	GA	12/28/2016	—	1,604	7,910	—	1,604	7,910	9,514	(265)
Fort Worth	TX	3/2/2017	—	3,007	18,934	18	3,007	18,952	21,959	(657)
Vernon	CA	3/15/2017	—	700	1,738	7	700	1,745	2,445	(49)

Gramercy Property Trust and GPT Operating Partnership LP
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs [2]		Costs Capitalized Subsequent to Acquisition[3]	Gross Amount at Which Carried December 31, 2017
City	State	Acquisition Date	Encumbrances[1]	Land	Building and Improvements	Land, Building, and Improvements	Land	Building and Improvements	Total[4]	Accumulated Depreciation December 31, 2017[5]
Fort Worth	TX	3/24/2017	—	3,515	10,911	68	3,515	10,979	14,494	(510)
Suwanee	GA	3/30/2017	—	1,566	8,242	115	1,566	8,357	9,923	(264)
Douglasville	GA	3/30/2017	—	2,653	25,962	—	2,653	25,962	28,615	(566)
Durham	NC	3/30/2017	3,650	1,036	7,148	—	1,036	7,148	8,184	(194)
Round Rock	TX	3/31/2017	—	1,820	28,265	2	1,820	28,267	30,087	(819)
Garden City	GA	4/24/2017	—	3,130	16,915	—	3,130	16,915	20,045	(343)
Columbia	MD	4/26/2017	—	5,872	19,885	—	5,872	19,885	25,757	(567)
Fontana	CA	5/5/2017	—	4,259	3,826	—	4,259	3,826	8,085	(146)
Austin	TX	5/5/2017	—	1,094	8,723	—	1,094	8,723	9,817	(175)
Tempe	AZ	6/19/2017	—	3,229	—	—	3,229	—	3,229	—
Columbus	OH	6/22/2017	—	1,443	10,080	—	1,443	10,080	11,523	(265)
Medley	FL	6/23/2017	—	3,252	14,841	—	3,252	14,841	18,093	(226)
Phoenix	AZ	6/23/2017	—	1,854	1,085	8,294	1,854	9,379	11,233	—
Fort Wayne	IN	6/26/2017	—	1,029	20,052	—	1,029	20,052	21,081	(339)
Concord	NC	6/30/2017	—	622	5,564	—	622	5,564	6,186	(112)
Greer	SC	6/30/2017	—	626	16,020	—	626	16,020	16,646	(233)
Duncan	SC	6/30/2017	—	1,125	17,049	32	1,125	17,081	18,206	(327)
Dania Beach	FL	6/30/2017	—	3,846	—	—	3,846	—	3,846	—
Whitsett	NC	7/11/2017	—	1,171	22,967	—	1,171	22,967	24,138	(398)
Curtis Bay	MD	7/19/2017	13,532	4,100	26,567	—	4,100	26,567	30,667	(345)
Opa Locka	FL	7/20/2017	—	25,342	2,809	—	25,342	2,809	28,151	(217)
Opa Locka	FL	7/20/2017	—	35,003	9,753	193	35,003	9,946	44,949	(313)
Opa Locka	FL	7/20/2017	—	10,835	2,388	57	10,835	2,445	13,280	(111)
Rancho Cucamonga	CA	8/3/2017	—	1,013	3,145	—	1,013	3,145	4,158	(37)
Rancho Cucamonga	CA	8/3/2017	—	3,811	1,766	—	3,811	1,766	5,577	(44)
Carteret	NJ	8/3/2017	—	2,064	7,533	—	2,064	7,533	9,597	(110)
Bedford Park	IL	8/7/2017	—	2,513	2,828	—	2,513	2,828	5,341	(125)
Bedford Park	IL	8/7/2017	—	3,167	5,855	—	3,167	5,855	9,022	(177)
Bedford Park	IL	8/7/2017	—	3,134	5,083	—	3,134	5,083	8,217	(166)
Bedford Park	IL	8/7/2017	—	5,869	8,862	—	5,869	8,862	14,731	(290)
Chicago	IL	8/16/2017	—	5,933	46,318	—	5,933	46,318	52,251	(404)
Houston	TX	8/21/2017	26,709	1,299	35,640	—	1,299	35,640	36,939	(314)
Dallas	TX	8/28/2017	—	390	3,615	—	390	3,615	4,005	(46)
Dallas	TX	8/28/2017	—	692	5,914	—	692	5,914	6,606	(73)
Mesquite	TX	8/28/2017	—	1,628	14,613	—	1,628	14,613	16,241	(162)
Atlanta	GA	8/28/2017	—	1,181	6,046	—	1,181	6,046	7,227	(97)
Atlanta	GA	8/28/2017	—	1,190	5,722	120	1,190	5,842	7,032	(84)
Atlanta	GA	8/28/2017	—	855	3,676	—	855	3,676	4,531	(58)
Atlanta	GA	8/28/2017	—	1,187	6,158	27	1,187	6,185	7,372	(80)
Atlanta	GA	8/28/2017	—	1,832	7,076	—	1,832	7,076	8,908	(117)
Atlanta	GA	8/28/2017	—	1,704	7,852	—	1,704	7,852	9,556	(110)
Atlanta	GA	8/28/2017	—	1,691	8,611	—	1,691	8,611	10,302	(122)
Atlanta	GA	8/28/2017	—	1,659	8,566	—	1,659	8,566	10,225	(118)
Atlanta	GA	8/28/2017	—	927	4,782	—	927	4,782	5,709	(62)
Atlanta	GA	8/28/2017	—	951	3,856	—	951	3,856	4,807	(63)
Atlanta	GA	8/28/2017	—	1,496	7,811	—	1,496	7,811	9,307	(129)
Atlanta	GA	8/28/2017	—	1,231	6,695	—	1,231	6,695	7,926	(98)
Atlanta	GA	8/28/2017	—	1,132	5,602	—	1,132	5,602	6,734	(85)
Atlanta	GA	8/28/2017	—	2,681	12,364	—	2,681	12,364	15,045	(168)
Olive Branch	MS	8/28/2017	—	769	11,093	—	769	11,093	11,862	(105)
Olive Branch	MS	8/28/2017	—	771	8,631	—	771	8,631	9,402	(87)
Olive Branch	MS	8/28/2017	—	925	13,943	—	925	13,943	14,868	(138)
Olive Branch	MS	8/28/2017	—	1,972	39,389	—	1,972	39,389	41,361	(370)

Gramercy Property Trust and GPT Operating Partnership LP
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs [2]		Costs Capitalized Subsequent to Acquisition[3]	Gross Amount at Which Carried December 31, 2017
City	State	Acquisition Date	Encumbrances[1]	Land	Building and Improvements	Land, Building, and Improvements	Land	Building and Improvements	Total[4]	Accumulated Depreciation December 31, 2017[5]
New Lennox	IL	8/28/2017	—	3,364	12,797	—	3,364	12,797	16,161	(178)
Carol Stream	IL	8/28/2017	—	1,257	6,376	—	1,257	6,376	7,633	(82)
Groveport	OH	8/28/2017	—	2,730	35,039	—	2,730	35,039	37,769	(363)
Groveport	OH	8/28/2017	—	2,199	21,972	—	2,199	21,972	24,171	(260)
Tinley Park	IL	8/28/2017	—	546	1,497	15	546	1,512	2,058	(20)
Tinley Park	IL	8/28/2017	—	1,723	6,322	—	1,723	6,322	8,045	(86)
Tinley Park	IL	8/28/2017	—	398	1,689	—	398	1,689	2,087	(20)
Tinley Park	IL	8/28/2017	—	1,294	4,603	—	1,294	4,603	5,897	(62)
Tinley Park	IL	8/28/2017	—	3,407	11,745	—	3,407	11,745	15,152	(183)
Tinley Park	IL	8/28/2017	—	11,413	41,645	600	11,413	42,245	53,658	(497)
Tinley Park	IL	8/28/2017	—	1,192	4,245	—	1,192	4,245	5,437	(57)
McDonough	GA	8/28/2017	—	2,602	16,879	—	2,602	16,879	19,481	(191)
Rialto	CA	9/1/2017	57,916	24,992	45,144	—	24,992	45,144	70,136	(487)
Chicago	IL	9/1/2017	—	7,608	29,159	—	7,608	29,159	36,767	(354)
Maple Grove	MN	9/1/2017	16,870	3,675	20,471	—	3,675	20,471	24,146	(230)
Duncan	SC	9/1/2017	—	661	9,962	—	661	9,962	10,623	(98)
Katy	TX	9/7/2017	—	5,014	10,672	—	5,014	10,672	15,686	(103)
Katy	TX	9/7/2017	—	3,879	7,862	—	3,879	7,862	11,741	(82)
Norcross	GA	9/20/2017	—	9,056	54,241	—	9,056	54,241	63,297	(422)
Charlotte	NC	9/20/2017	—	742	11,762	—	742	11,762	12,504	(86)
Summerville	SC	10/2/2017	—	3,154	129	14,447	3,154	14,576	17,730	(75)
Greenville	SC	10/4/2017	—	1,110	300	22,845	1,110	23,145	24,255	(161)
Romeoville	IL	10/4/2017	33,126	8,387	45,290	—	8,387	45,290	53,677	(358)
Natick	MA	10/4/2017	36,510	18,421	26,694	—	18,421	26,694	45,115	(204)
Reno	NV	10/4/2017	—	—	9,842	—	—	9,842	9,842	(120)
Fort Mill	SC	12/12/2017	—	1,169	—	—	1,169	—	1,169	—
Fort Mill	SC	12/12/2017	—	1,446	—	—	1,446	—	1,446	—
Fort Mill	SC	12/12/2017	—	1,168	—	—	1,168	—	1,168	—
Fort Mill	SC	12/12/2017	—	800	—	—	800	—	800	—
McDonough	GA	12/14/2017	—	3,909	24,083	—	3,909	24,083	27,992	(63)
Olive Branch	MS	12/21/2017	—	4,805	2,221	—	4,805	2,221	7,026	—
Miramar	FL	12/28/2017	—	5,733	5,459	—	5,733	5,459	11,192	—
Office Properties
St. Louis	MO	5/15/2014	—	899	545	170	899	715	1,614	(445)
Nashville	TN	5/20/2014	—	2,995	8,879	62	2,995	8,941	11,936	(1,015)
Phoenix	AZ	6/9/2014	—	—	6,206	222	—	6,428	6,428	(884)
Phoenix	AZ	6/9/2014	—	—	14,605	328	—	14,933	14,933	(2,242)
Phoenix	AZ	6/9/2014	—	—	6,834	114	—	6,948	6,948	(925)
Phoenix	AZ	6/9/2014	—	—	6,202	114	—	6,316	6,316	(855)
Mesa	AZ	6/9/2014	—	796	2,411	—	796	2,411	3,207	(423)
Phoenix	AZ	6/9/2014	—	—	11,206	—	—	11,206	11,206	(1,661)
Ontario	CA	6/9/2014	—	2,767	4,299	36	2,767	4,335	7,102	(730)
Sacramento	CA	6/9/2014	—	924	3,710	(2,908)	344	1,382	1,726	(509)
Riverside	CA	6/9/2014	—	2,446	6,808	85	2,446	6,893	9,339	(1,058)
Sunnyvale	CA	6/9/2014	—	6,903	5,574	—	6,903	5,574	12,477	(912)
Jacksonville	FL	6/9/2014	—	5,953	28,118	9,562	5,953	37,680	43,633	(4,540)
Jacksonville	FL	6/9/2014	—	3,212	11,324	2,707	3,212	14,031	17,243	(1,795)
Jacksonville	FL	6/9/2014	—	555	1,583	42	555	1,625	2,180	(306)
Jacksonville	FL	6/9/2014	—	118	450	355	118	805	923	(82)
Jacksonville	FL	6/9/2014	—	598	1,607	11	598	1,618	2,216	(287)
Port Charlotte	FL	6/9/2014	—	956	2,167	(881)	683	1,559	2,242	(409)
Miami Lakes	FL	6/9/2014	—	8,439	13,078	343	8,439	13,421	21,860	(2,270)
Tampa	FL	6/9/2014	—	2,534	3,493	—	2,534	3,493	6,027	(545)

Gramercy Property Trust and GPT Operating Partnership LP
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs [2]		Costs Capitalized Subsequent to Acquisition[3]	Gross Amount at Which Carried December 31, 2017
City	State	Acquisition Date	Encumbrances[1]	Land	Building and Improvements	Land, Building, and Improvements	Land	Building and Improvements	Total[4]	Accumulated Depreciation December 31, 2017[5]
Savannah	GA	6/9/2014	—	1,006	3,828	172	1,006	4,000	5,006	(529)
Overland Park	KS	6/9/2014	—	547	3,384	—	547	3,384	3,931	(511)
Annapolis	MD	6/9/2014	—	779	3,623	—	779	3,623	4,402	(467)
Springfield	MO	6/9/2014	—	1,211	2,154	(758)	904	1,703	2,607	(351)
Carrollton	TX	6/9/2014	—	1,476	2,494	—	1,476	2,494	3,970	(427)
Houston	TX	6/9/2014	—	1,000	5,284	227	1,000	5,511	6,511	(786)
Mission	TX	6/9/2014	—	614	1,342	35	614	1,377	1,991	(297)
Parsippany	NJ	9/30/2014	—	2,133	4,108	127	2,133	4,235	6,368	(640)
Charlotte	NC	2/3/2015	—	1,944	12,613	—	1,944	12,613	14,557	(1,091)
Irving	TX	3/11/2015	—	4,260	47,397	166	4,260	47,563	51,823	(3,659)
Parsippany	NJ	3/11/2015	—	5,215	39,985	—	5,215	39,985	45,200	(3,519)
Plantation	FL	3/11/2015	—	12,721	32,270	(2,952)	11,870	30,169	42,039	(2,972)
Commerce	CA	3/11/2015	—	5,112	14,910	—	5,112	14,910	20,022	(1,252)
Houston	TX	12/17/2015	—	4,854	24,924	266	4,854	25,190	30,044	(1,414)
Chantilly	VA	12/17/2015	—	1,730	12,265	—	1,730	12,265	13,995	(791)
Woodcliff Lake	NJ	12/17/2015	—	4,175	22,499	—	4,175	22,499	26,674	(1,434)
Deerfield	IL	12/17/2015	10,748	2,218	10,026	78	2,218	10,104	12,322	(622)
Parsippany	NJ	12/17/2015	—	3,318	31,682	—	3,318	31,682	35,000	(1,945)
Phoenix	AZ	12/17/2015	—	—	48,350	—	—	48,350	48,350	(2,901)
Philadelphia	PA	12/17/2015	—	6,220	65,687	—	6,220	65,687	71,907	(3,930)
Raleigh	NC	12/17/2015	—	1,224	5,047	—	1,224	5,047	6,271	(331)
Raleigh	NC	12/17/2015	—	1,578	16,035	478	1,578	16,513	18,091	(948)
Raleigh	NC	12/17/2015	—	1,614	18,756	235	1,614	18,991	20,605	(1,071)
Houston	TX	12/17/2015	—	3,833	22,934	13,474	3,833	36,408	40,241	(1,977)
Dublin	OH	12/17/2015	—	3,535	22,622	(10,330)	2,139	13,688	15,827	(1,641)
Miramar	FL	12/17/2015	—	11,664	8,566	—	11,664	8,566	20,230	(883)
Miramar	FL	12/17/2015	—	6,510	19,697	118	6,510	19,815	26,325	(1,199)
Lake Forest	IL	6/30/2016	—	5,036	9,994	—	5,036	9,994	15,030	(470)
Specialty Retail Properties
Emmaus	PA	6/6/2013	—	407	986	—	407	986	1,393	(240)
Calabash	NC	6/6/2013	—	187	290	(24)	187	266	453	(64)
Franklin Park	IL	11/21/2013	—	4,512	2,457	—	4,512	2,457	6,969	(541)
Bakersfield	CA	6/9/2014	—	503	2,670	—	503	2,670	3,173	(443)
El Segundo	CA	6/9/2014	—	2,812	1,879	—	2,812	1,879	4,691	(324)
Gardena	CA	6/9/2014	—	2,970	5,564	—	2,970	5,564	8,534	(872)
Los Angeles	CA	6/9/2014	—	1,403	3,128	—	1,403	3,128	4,531	(424)
North Hollywood	CA	6/9/2014	—	2,504	5,106	—	2,504	5,106	7,610	(702)
Los Angeles	CA	6/9/2014	—	1,146	1,909	164	1,146	2,073	3,219	(320)
Salinas	CA	6/9/2014	—	944	3,791	—	944	3,791	4,735	(593)
Santa Barbara	CA	6/9/2014	—	2,883	5,220	—	2,883	5,220	8,103	(697)
Santa Maria	CA	6/9/2014	—	1,458	4,703	—	1,458	4,703	6,161	(673)
Mission Hills	CA	6/9/2014	—	1,434	3,166	1	1,434	3,167	4,601	(450)
Clearwater	FL	6/9/2014	—	1,389	3,354	—	1,389	3,354	4,743	(501)
Jacksonville	FL	6/9/2014	—	741	1,011	—	741	1,011	1,752	(196)
Baltimore	MD	6/9/2014	—	751	2,249	147	751	2,396	3,147	(403)
Richland	MO	6/9/2014	—	78	1,183	—	78	1,183	1,261	(216)
Springfield	MO	6/9/2014	—	—	2,432	—	—	2,432	2,432	(372)
Bellingham	WA	6/9/2014	—	1,663	2,702	—	1,663	2,702	4,365	(408)
Reston	VA	6/10/2015	—	4,440	28,070	—	4,440	28,070	32,510	(1,934)
Mansfield	TX	6/10/2015	—	3,050	23,684	—	3,050	23,684	26,734	(1,633)
Canton	MI	6/10/2015	—	950	24,620	—	950	24,620	25,570	(1,751)
Collierville	TN	6/10/2015	—	2,950	24,161	—	2,950	24,161	27,111	(1,646)
Deerfield	OH	6/10/2015	—	3,620	20,880	—	3,620	20,880	24,500	(1,492)

Gramercy Property Trust and GPT Operating Partnership LP
SCHEDULE III
Real Estate Investments – (Continued)
(In thousands)

				Initial Costs [2]		Costs Capitalized Subsequent to Acquisition[3]	Gross Amount at Which Carried December 31, 2017
City	State	Acquisition Date	Encumbrances[1]	Land	Building and Improvements	Land, Building, and Improvements	Land	Building and Improvements	Total[4]	Accumulated Depreciation December 31, 2017[5]
Bixby	OK	6/10/2015	—	2,410	22,663	—	2,410	22,663	25,073	(1,552)
Centennial	CO	6/10/2015	—	2,400	29,043	—	2,400	29,043	31,443	(1,985)
Eden Prairie	MN	6/10/2015	—	2,290	20,549	—	2,290	20,549	22,839	(2,254)
			$563,521	$1,027,615	$4,750,240	$109,969	$1,023,908	$4,863,916	$5,887,824	$(333,151)

1.
Encumbrances represent balances at December 31, 2017 of mortgage notes payable, net of unamortized deferred financing costs, premiums, and discounts, that are collateralized by the property for which they are noted.

2.	Initial costs reflect adjustments recorded to finalize purchase price allocations.

3.	Includes asset impairment writedowns and disposals of land, building, and improvements.

4.	The aggregate cost basis of land, building and improvements, before depreciation, for Federal income tax purposes at December 31, 2017 was $6,339,902 (unaudited).

5.
The Company computes depreciation expense using the straight-line method over the shorter of the estimated useful life at acquisition of the capitalized item or 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests.

Gramercy Property Trust and GPT Operating Partnership LP
SCHEDULE III
Rollforward
(In thousands)

Set forth below is a rollforward of the carrying values for the Company's real estate investments classified as held for investment:

	Year Ended December 31,
	2017	2016	2015
Investment in real estate:
Balance at beginning of year	$4,858,389	$4,016,304	$1,067,620
Improvements	72,104	51,427	22,734
Acquisitions	1,383,819	1,407,171	3,018,585
Acquisitions designated as held for sale	—	28,611	348,582
Change in held for sale	(412)	(28,611)	(348,582)
Write-off of fully depreciated assets	(1,124)	(1,556)	(358)
Impairments	(37,822)	(11,195)	(356)
Property sales	(387,130)	(603,762)	(91,921)
Balance at end of year	$5,887,824	$4,858,389	$4,016,304
Accumulated depreciation:
Balance at beginning of year	$201,525	$84,627	$27,598
Depreciation expense	160,828	127,984	59,145
Write-off of fully depreciated assets	(1,123)	(1,556)	(358)
Change in held for sale	(10)	—	—
Property sales	(28,069)	(9,530)	(1,758)
Balance at end of year	$333,151	$201,525	$84,627

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
Management’s Annual Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the framework in Internal Control - Integrated Framework (2013 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2017.
Our internal control over financial reporting during the year ended December 31, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report, appearing on page 77, which expresses an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation of such internal control that occurred during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
GPT Operating Partnership LP
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time frame specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer in its role as the sole general partner of the Operating Partnership, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Also, we may have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.
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
The information required by Item 10 will be set forth in our Definitive Proxy Statement for our 2018 Annual Meeting of Shareholders, expected to be filed pursuant to Regulation 14A under the Exchange Act within 120 days after December 31, 2017, or the 2018 Proxy Statement, and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION
The information required by Item 11 will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
The information required by Item 12 will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND TRUSTEE INDEPENDENCE
The information required by Item 13 will be set forth in the 2018 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information regarding principal accounting fees and services and the audit committee’s pre-approval policies and procedures required by Item 14 is incorporated herein by reference to the 2018 Proxy Statement.

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

4.9
Note Purchase and Guarantee Agreement, dated as of December 17, 2015, by and among GPT Operating Partnership LP, GPT Property Trust LP, Gramercy Property Trust, and the purchasers party thereto, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2015.

Other debt instruments are omitted in accordance with Item 601(b)(4)(iii)(A) of Registration S-K. Copies of such instruments will be furnished to the SEC upon request.
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

10.11
Assignment and Assumption Agreement, dated December 17, 2015, by and between Gramercy Property Trust and Gramercy Property Trust Inc., incorporated by reference to the Company's Current Report on Form 8-K, filed with the SEC on December 18, 2015.

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

10.20
Term Loan Agreement, dated as of December 17, 2015, by and among GPT Operating Partnership LP, GPT Property Trust LP, Gramercy Property Trust, the lenders party thereto, and Capital One, National Association, as administrative agent, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2015.

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

10.23
Revolving Credit and Term Loan Agreement, dated as of December 17, 2015, by and among GPT Operating Partnership LP, GPT Property Trust LP, Gramercy Property Trust, the lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 18, 2015.

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

10.26
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

Exhibit No.	Description

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
10.51
Agreement of Purchase and Sale by and among RT 90 Hudson, LLC, RT 90 Hudson Urban Renewal, LLC, SSC IV Investor, LLC and SSC V Investor, LLC, dated November 9 2015, as amended by the First Amendment to Agreement of Purchase and Sale dated January 15, 2016 and the Second Amendment to Agreement of Purchase and Sale dated February 22, 2016, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on February 29, 2016.

10.52
Agreement of Purchase and Sale by and among RT 70 Hudson, LLC, RT 70 Hudson Urban Renewal, LLC, SSC IV Investor, LLC and SSC V Investor, LLC, dated November 9 2015, as amended by the First Amendment to Agreement of Purchase and Sale dated January 15, 2016 and the Second Amendment to Agreement of Purchase and Sale dated February 22, 2016, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on February 29, 2016.

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
10.57
Gramercy Property Trust Inc. Directors’ Deferral Program, incorporated by reference to the Company’s Quarterly Report on Form 10-Q/A for the fiscal quarter ended June 30, 2005, filed with the SEC on August 4, 2005.*

10.58
Gramercy Property Trust Inc. Directors’ Deferral Program, amended and restated effective as of January 1, 2015, incorporated by reference to Gramercy Property Trust Inc.'s Annual Report on Form 10-K, filed with the SEC on March 9, 2015. *

10.59
Form of Restricted Stock Unit Award Agreement of Gramercy Property Trust Inc., incorporated by reference to Gramercy Property Trust Inc.’s Annual Report on Form 10-K, filed with the SEC on March 9, 2015.*

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

Exhibit No.	Description

10.67
Employment and Noncompetition Agreement, dated as of June 12, 2012, by and between Gramercy Property Trust Inc. and Benjamin P. Harris, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on June 13, 2012.*

10.68
Employment and Noncompetition Agreement dated June 12, 2012, by and between Gramercy Capital Corp. and Nicholas L. Pell, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 1, 2017.*

10.69
First Amendment, effective as of April 30, 2013, to the Employment and Noncompetition Agreement, dated July 1, 2012, as amended, by and between Gramercy Property Trust Inc. and Gordon F. DuGan, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on May 6, 2013.*

10.70
Amendment to Employment and Noncompetition Agreement, dated June 23, 2017, by and between Gramercy Property Trust and Gordon F. DuGan, incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2017.*

10.71
Amendment to Employment and Noncompetition Agreement, dated June 23, 2017, by and between Gramercy Property Trust and Benjamin P. Harris, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2017.*

10.72
Amendment to Employment and Noncompetition Agreement, dated June 23, 2017, by and between Gramercy Property Trust and Nicolas L. Pell, incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2017.*

10.73
Amendment to Employment and Noncompetition Agreement, dated June 23, 2017, by and between Gramercy Property Trust and Jon W. Clark, incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed with the SEC on June 29, 2017.*

10.74	2013 Equity Incentive Plan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 4, 2013.*
10.75	2015 Equity Incentive Plan, incorporated by reference to Gramercy Property Trust Inc.’s Registration Statement on Form S-8, filed with the SEC on June 23, 2015.*
10.76	Form of Restricted Stock Award for Employees, incorporated by reference to Gramercy Property Trust Inc.’s Current Report on Form 8-K, filed with the SEC on June 24, 2015.*
10.77	Form of Stock Award for Employees, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015.*
10.78	Form of Non-Qualified Stock Option Award for Non-Employee Directors, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015.*
10.79	Form of Phantom Share Award for Non-Employee Directors, incorporated by reference to Gramercy Property Trust Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on August 5, 2015.*
10.80	Form of Liquidity Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 26, 2013.*
10.81	Form of Share Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 26, 2013. *
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

10.84
Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Philip L. Kianka, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 1, 2012.*

10.85
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

10.87
First Amendment to Employment Agreement by and among Chambers Street Properties, CSP Operating Partnership, LP and Martin A. Reid, incorporated by reference to the Company’s Annual Report on Form 10-K, filed with the SEC on March 3, 2014.*

10.88
Second Amendment to Employment Agreement, dated May 8, 2015, by and among Chambers Street Properties, CSP Operating Partnership, LP and Martin A. Reid, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2015.*

Exhibit No.	Description

10.89
Amended and Restated Severance Agreement, dated May 8, 2015, by and among Chambers Street Properties and Hugh S. O'Beirne, incorporated by reference to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 8, 2015.*

10.90	Incentive Bonus Plan, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2014.*
10.91	Form of Restricted Share Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2014.*
10.92	Form of Restricted Share Unit Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 31, 2014.*
10.93	Form of Restricted Share Unit Award Agreement for Non-Employee Trustees, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 9, 2015.*
10.94	Gramercy Property Trust 2016 Equity Incentive Plan, incorporated by reference to Appendix A of the Company’s definitive proxy statement on Schedule 14A, filed with the SEC on April 29, 2016.*
10.95	Form of Restricted Share Award for Non-Employee Trustees, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2016.*
10.96	Form of LTIP Unit Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2016.*
10.97	Form of LTIP Restricted Share Unit Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2016.*
10.98	Form of LTIP Restricted Share Award Agreement, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on October 5, 2016.*
10.99	Gramercy Property Trust 2017 Employee Share Purchase Plan, incorporated by reference to the Company’s Registration Statement on Form S-8, filed with the SEC on November 3, 2017.*
12.1	Computation of ratio of earnings to fixed charges and preferred shares dividends of Gramercy Property Trust, filed herewith.
12.2	Computation of ratio of earnings to fixed charges and preferred shares dividends of GPT Operating Partnership LP, filed herewith.
21.1	Subsidiaries of Gramercy Property Trust, filed herewith.
23.1	Consent of Independent Registered Accounting Firm for Gramercy Property Trust, filed herewith.
23.2	Consent of Independent Registered Accounting Firm for GPT Operating Partnership LP, filed herewith.
31.1	Certification by the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.2	Certification by the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.3	Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
31.4	Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed herewith.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
32.3
Certification by the Chief Executive Officer of the Company, the sole general partner of the Operating Partnership, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

32.4
Certification by the Chief Financial Officer of the Company, the sole general partner of the Operating Partnership, pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

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

GRAMERCY PROPERTY TRUST

Dated: March 1, 2018	By: /s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Gordon F. DuGan Gordon F. DuGan	Chief Executive Officer, and Trustee (Principal Executive Officer)	March 1, 2018

/s/ Jon W. Clark Jon W. Clark	Chief Financial Officer, (Principal Financial and Accounting Officer)	March 1, 2018

/s/ Charles E. Black Charles E. Black	Non-Executive Chairman and Trustee	March 1, 2018

/s/ Allan J. Baum Allan J. Baum	Trustee	March 1, 2018

/s/ Z. Jamie Behar Z. Jamie Behar	Trustee	March 1, 2018

/s/ Thomas D. Eckert Thomas D. Eckert	Trustee	March 1, 2018

/s/ James L. Francis James L. Francis	Trustee	March 1, 2018

/s/ Gregory F. Hughes Gregory F. Hughes	Trustee	March 1, 2018

/s/ Jeffrey E. Kelter Jeffrey E. Kelter	Trustee	March 1, 2018

/s/ Louis P. Salvatore Louis P. Salvatore	Trustee	March 1, 2018

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GPT Operating Partnership LP

Dated: March 1, 2018	By: /s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer, Gramercy Property Trust, the sole general partner of the Operating Partnership
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signatures	Title	Date

/s/ Gordon F. DuGan Gordon F. DuGan	Chief Executive Officer and Trustee, Gramercy Property Trust, the sole general partner of the Operating Partnership (Principal Executive Officer)	March 1, 2018

/s/ Jon W. Clark Jon W. Clark	Chief Financial Officer, Gramercy Property Trust, the sole general partner of the Operating Partnership (Principal Financial and Accounting Officer)	March 1, 2018

/s/ Charles E. Black Charles E. Black	Non-Executive Chairman and Trustee, Gramercy Property Trust, the sole general partner of the Operating Partnership	March 1, 2018

/s/ Allan J. Baum Allan J. Baum	Trustee, Gramercy Property Trust, the sole general partner of the Operating Partnership	March 1, 2018

/s/ Z. Jamie Behar Z. Jamie Behar	Trustee, Gramercy Property Trust, the sole general partner of the Operating Partnership	March 1, 2018

/s/ Thomas D. Eckert Thomas D. Eckert	Trustee, Gramercy Property Trust, the sole general partner of the Operating Partnership	March 1, 2018

/s/ James L. Francis James L. Francis	Trustee, Gramercy Property Trust, the sole general partner of the Operating Partnership	March 1, 2018

/s/ Gregory F. Hughes Gregory F. Hughes	Trustee, Gramercy Property Trust, the sole general partner of the Operating Partnership	March 1, 2018

/s/ Jeffrey E. Kelter Jeffrey E. Kelter	Trustee, Gramercy Property Trust, the sole general partner of the Operating Partnership	March 1, 2018

/s/ Louis P. Salvatore Louis P. Salvatore	Trustee, Gramercy Property Trust, the sole general partner of the Operating Partnership	March 1, 2018