Form 10-Q
period 2018-03-31
Gramercy Property Trust; GPT Operating Partnership LP
filed 2018-05-01
CIK 1297587, 1708204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
or

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

Gramercy Property Trust    Yes ☐      No ☒        GPT Operating Partnership LP Yes ☐      No ☒

The number of shares outstanding of Gramercy Property Trust’s common shares of beneficial interest, $0.01 par value, was 160,785,498 as of April 27, 2018.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended March 31, 2018 of Gramercy Property Trust and GPT Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to "Gramercy Property Trust," the "Company" or "Gramercy" mean Gramercy Property Trust and its consolidated subsidiaries; and references to "GPT Operating Partnership LP," the "Operating Partnership" or "GPTOP" mean GPT Operating Partnership LP and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
The Company is a Maryland real estate investment trust, or REIT, which operates as a self-administered and self-managed entity and is the sole general partner of the Operating Partnership. As the general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.
As of March 31, 2018, the Company owned 96.75% of the outstanding general and limited partnership interest in the Operating Partnership. As of March 31, 2018, noncontrolling investors owned approximately 3.25% of the outstanding limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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
To help investors understand the significant differences between the Company and the Operating Partnership, this report presents the following separate sections for each of the Company and the Operating Partnership:

•	Consolidated financial statements; and

•	The following notes to the consolidated financial statements:

◦	Note 9, Shareholders' Equity (Deficit) of the Company;

◦	Note 10, Partners' Capital of the Operating Partnership; and

◦	Note 11, Noncontrolling Interests.

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

GRAMERCY PROPERTY TRUST
FORM 10-Q

Gramercy Property Trust
Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share and per share data)

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

	March 31, 2018	December 31, 2017
Assets:
Real estate investments, at cost:
Land	$1,009,568	$1,023,908
Building and improvements	4,821,301	4,863,916
Less: accumulated depreciation	(368,815)	(333,151)
Total real estate investments, net	5,462,054	5,554,673
Cash and cash equivalents	41,964	30,231
Restricted cash	15,041	12,723
Investment in unconsolidated equity investments	99,113	70,214
Assets held for sale, net	402	402
Tenant and other receivables, net	92,525	88,750
Acquired lease assets, net of accumulated amortization of $241,939 and $220,473	563,213	598,559
Other assets	127,664	100,484
Total assets	$6,401,976	$6,456,036
Liabilities and Equity:
Liabilities:
Senior unsecured revolving credit facility	$292,543	$357,162
Mortgage notes payable, net	559,473	563,521
Senior unsecured notes, net	496,887	496,785
Senior unsecured term loans, net	1,448,241	1,448,152
Total long-term debt, net	2,797,144	2,865,620
Accounts payable and accrued expenses	60,151	59,619
Dividends payable	62,380	61,971
Below market lease liabilities, net of accumulated amortization of $31,201 and $28,978	159,544	166,491
Other liabilities	55,873	50,002
Total liabilities	$3,135,092	$3,203,703
Commitments and contingencies
Noncontrolling interest in the Operating Partnership	137,800	113,530
Equity:
Common shares, par value $0.01, 160,782,765 and 160,686,822 issued and outstanding at March 31, 2018 and December 31, 2017, respectively	1,608	1,607
Series A cumulative redeemable preferred shares, par value $0.01, liquidation preference $87,500, and 3,500,000 shares authorized, issued and outstanding at March 31, 2018 and December 31, 2017	84,394	84,394
Additional paid-in-capital	4,411,605	4,409,677
Accumulated other comprehensive income	35,667	12,776
Accumulated deficit	(1,404,416)	(1,369,872)
Total shareholders' equity	3,128,858	3,138,582
Noncontrolling interest in other entities	226	221
Total equity	$3,129,084	$3,138,803
Total liabilities and equity	$6,401,976	$6,456,036

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statements of Operations
(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2018	2017
Revenues
Rental revenue	$122,245	$103,282
Operating expense reimbursements	23,310	20,368
Third-party management fees	2,790	4,592
Other income	1,135	1,752
Total revenues	149,480	129,994
Operating Expenses
Depreciation and amortization	71,516	62,217
Property operating expenses	27,088	23,186
General and administrative expenses	9,686	8,756
Property management expenses	2,542	3,084
Total operating expenses	110,832	97,243
Operating income	38,648	32,751
Other Expenses:
Interest expense	(25,492)	(23,056)
Other-than-temporary impairment	—	(4,081)
Portion of impairment recognized in other comprehensive loss	—	(809)
Net impairment recognized in earnings	—	(4,890)
Equity in net loss of unconsolidated equity investments	(926)	(94)
Loss on extinguishment of debt	—	(208)
Impairment of real estate investments	—	(12,771)
Income (loss) from continuing operations before provision for taxes	12,230	(8,268)
Provision for taxes	(621)	196
Income (loss) from continuing operations	11,609	(8,072)
Loss from discontinued operations	—	(24)
Income (loss) before net gain on disposals	11,609	(8,096)
Net gain on disposals	16,255	17,377
Net income	27,864	9,281
Net income attributable to noncontrolling interest	(802)	(154)
Net income attributable to Gramercy Property Trust	27,062	9,127
Preferred share dividends	(1,559)	(1,559)
Net income available to common shareholders	$25,503	$7,568
Basic earnings per share:
Net income from continuing operations, after preferred dividends	$0.16	$0.05
Net income from discontinued operations	—	—
Net income available to common shareholders	$0.16	$0.05
Diluted earnings per share:
Net income from continuing operations, after preferred dividends	$0.16	$0.05
Net income from discontinued operations	—	—
Net income available to common shareholders	$0.16	$0.05
Basic weighted average common shares outstanding	160,408,136	140,907,399
Diluted weighted average common shares outstanding	160,416,900	141,875,619

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$27,864	$9,281
Other comprehensive income (loss):
Unrealized loss on available for sale debt securities	(48)	(2,820)
Cumulative effect of accounting change	103	—
Unrealized gain on derivative instruments	22,050	4,378
Reclassification of unrealized gain on terminated derivative instruments into earnings	268	268
Foreign currency translation adjustments	518	691
Other comprehensive income	$22,891	$2,517
Comprehensive income	$50,755	$11,798
Net income attributable to noncontrolling interest	(802)	(154)
Other comprehensive (income) loss attributable to noncontrolling interest	697	(11)
Comprehensive income attributable to Gramercy Property Trust	$50,650	$11,633

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statement of Shareholders’ Equity (Deficit) and Noncontrolling Interest
(Unaudited, amounts in thousands, except share data)

	Common Shares		Preferred Shares	Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings / (Accumulated Deficit)	Total Gramercy Property Trust	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2017	160,686,822	$1,607	$84,394	$4,409,677	$12,776	$(1,369,872)	$3,138,582	$221	$3,138,803
Net income	—	—	—	—	—	27,062	27,062	—	27,062
Cumulative effect of accounting changes	—	—	—	—	103	560	663	—	663
Change in net unrealized gain on derivative instruments	—	—	—	—	22,050	—	22,050	—	22,050
Change in net unrealized loss on debt securities	—	—	—	—	(48)	—	(48)	—	(48)
Reclassification of unrealized gain on terminated derivative instruments into earnings	—	—	—	—	268	—	268	—	268
Offering costs	—	—	—	(39)	—	—	(39)	—	(39)
Share based compensation - fair value	88,094	1	—	2,023	—	—	2,024	—	2,024
Dividend reinvestment program proceeds	1,811	—	—	46	—	—	46	—	46
Conversion of OP Units to common shares	6,038	—	—	130	—	—	130	—	130
Reallocation of noncontrolling interest in the Operating Partnership	—	—	—	(232)	—	—	(232)	—	(232)
Foreign currency translation adjustment	—	—	—	—	518	—	518	—	518
Contributions to noncontrolling interest in other partnerships	—	—	—	—	—	—	—	5	5
Dividends on preferred shares	—	—	—	—	—	(1,559)	(1,559)	—	(1,559)
Dividends on common shares	—	—	—	—	—	(60,607)	(60,607)	—	(60,607)
Balance at March 31, 2018	160,782,765	$1,608	$84,394	$4,411,605	$35,667	$(1,404,416)	$3,128,858	$226	$3,129,084

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net income	$27,864	$9,281
Adjustments to net cash provided by operating activities:
Depreciation and amortization	71,516	62,217
Amortization of market lease intangibles	(392)	(547)
Amortization of deferred costs	825	615
Amortization of discounts and other fees	(632)	(409)
Straight-line rent adjustment	(7,025)	(7,260)
Other-than-temporary impairment on retained bonds	—	4,890
Impairment of real estate investments	—	12,771
Net gain on disposals	(16,255)	(17,377)
Distributions received from unconsolidated equity investments	—	352
Equity in net loss of unconsolidated equity investments	926	94
Loss on extinguishment of debt	—	208
Amortization of share-based compensation	1,856	2,054
Changes in operating assets and liabilities:
Payment of capitalized leasing costs	(4,526)	(3,790)
Tenant and other receivables	3,253	11,707
Other assets	(1,401)	(4,368)
Accounts payable and accrued expenses	(8,050)	(9,755)
Other liabilities	4,864	(2,204)
Net cash provided by operating activities	72,823	58,479
Investing Activities:
Capital expenditures	(17,825)	(18,429)
Proceeds from sales of real estate	108,032	33,053
Contributions to unconsolidated equity investments	(5,856)	(2,650)
Acquisition of real estate	(10,971)	(99,612)
Net cash provided by (used in) investing activities	73,380	(87,638)
Financing Activities:
Proceeds from unsecured term loan and credit facility	164,922	60,000
Repayment of unsecured term loans and credit facility	(230,000)	(5,000)
Proceeds from mortgage notes payable	—	2,582
Repayment of mortgage notes payable	(3,545)	(3,915)
Offering costs	—	(606)
Proceeds from sale of common shares	—	20,081
Payment of deferred financing costs	—	(252)
Preferred share dividends paid	(1,559)	(1,559)
Common share dividends paid	(60,568)	(53,025)
Distribution to noncontrolling interest in the Operating Partnership	(1,402)	(118)
Other financing activities	(138)	—
Net cash provided by (used in) financing activities	(132,290)	18,188
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,913	(10,971)
Increase (decrease) in cash, cash equivalents, and restricted cash related to foreign currency translation	138	(105)
Cash, cash equivalents, and restricted cash at beginning of period	42,954	80,433
Cash, cash equivalents, and restricted cash at end of period	$57,005	$69,357

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Consolidated Balance Sheets
(Unaudited, amounts in thousands, except unit and per unit data)

	March 31, 2018	December 31, 2017
Assets:
Real estate investments, at cost:
Land	$1,009,568	$1,023,908
Building and improvements	4,821,301	4,863,916
Less: accumulated depreciation	(368,815)	(333,151)
Total real estate investments, net	5,462,054	5,554,673
Cash and cash equivalents	41,964	30,231
Restricted cash	15,041	12,723
Investment in unconsolidated equity investments	99,113	70,214
Assets held for sale, net	402	402
Tenant and other receivables, net	92,525	88,750
Acquired lease assets, net of accumulated amortization of $241,939 and $220,473	563,213	598,559
Other assets	127,664	100,484
Total assets	$6,401,976	$6,456,036
Liabilities and Partners’ Capital:
Liabilities:
Senior unsecured revolving credit facility	$292,543	$357,162
Mortgage notes payable, net	559,473	563,521
Senior unsecured notes, net	496,887	496,785
Senior unsecured term loans, net	1,448,241	1,448,152
Total long-term debt, net	2,797,144	2,865,620
Accounts payable and accrued expenses	60,151	59,619
Dividends and distributions payable	62,380	61,971
Below market lease liabilities, net of accumulated amortization of $31,201 and $28,978	159,544	166,491
Other liabilities	55,873	50,002
Total liabilities	$3,135,092	$3,203,703
Commitments and contingencies
Limited partner interest in the Operating Partnership (5,388,995 and 4,398,935 limited partner common units outstanding at March 31, 2018 and December 31, 2017, respectively)	137,800	113,530
Partners’ Capital:
Series A cumulative redeemable preferred units, liquidation preference $87,500, and 3,500,000 units issued and outstanding at March 31, 2018 and December 31, 2017	84,394	84,394
GPT partners’ capital (1,658,060 and 1,650,858 general partner common units and 159,124,705 and 159,035,964 limited partner common units outstanding at March 31, 2018 and December 31, 2017, respectively)	3,008,797	3,041,412
Accumulated other comprehensive income	35,667	12,776
Total GPTOP partners' capital	3,128,858	3,138,582
Noncontrolling interest in other entities	226	221
Total partners’ capital	$3,129,084	$3,138,803
Total liabilities and partners’ capital	$6,401,976	$6,456,036

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Consolidated Statements of Operations
(Unaudited, amounts in thousands, except unit and per unit data)

	Three Months Ended March 31,
	2018	2017
Revenues
Rental revenue	$122,245	$103,282
Operating expense reimbursements	23,310	20,368
Third-party management fees	2,790	4,592
Other income	1,135	1,752
Total revenues	149,480	129,994
Operating Expenses
Depreciation and amortization	71,516	62,217
Property operating expenses	27,088	23,186
General and administrative expenses	9,686	8,756
Property management expenses	2,542	3,084
Total operating expenses	110,832	97,243
Operating income	38,648	32,751
Other Expenses:
Interest expense	(25,492)	(23,056)
Other-than-temporary impairment	—	(4,081)
Portion of impairment recognized in other comprehensive loss	—	(809)
Net impairment recognized in earnings	—	(4,890)
Equity in net loss of unconsolidated equity investments	(926)	(94)
Loss on extinguishment of debt	—	(208)
Impairment of real estate investments	—	(12,771)
Income (loss) from continuing operations before provision for taxes	12,230	(8,268)
Provision for taxes	(621)	196
Income (loss) from continuing operations	11,609	(8,072)
Loss from discontinued operations	—	(24)
Income (loss) before net gain on disposals	11,609	(8,096)
Net gain on disposals	16,255	17,377
Net income	27,864	9,281
Net income attributable to noncontrolling interest in other partnerships	—	(120)
Net income attributable to GPTOP	27,864	9,161
Preferred unit distributions	(1,559)	(1,559)
Net income available to common unitholders	$26,305	$7,602
Basic earnings per unit:
Net income from continuing operations, after preferred unit distributions	$0.16	$0.05
Net income from discontinued operations	—	—
Net income available to common unitholders	$0.16	$0.05
Diluted earnings per unit:
Net income from continuing operations, after preferred unit distributions	$0.16	$0.05
Net income from discontinued operations	—	—
Net income available to common unitholders	$0.16	$0.05
Basic weighted average common units outstanding	165,448,866	141,527,985
Diluted weighted average common units outstanding	165,457,630	142,496,205

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Net income	$27,864	$9,281
Other comprehensive income (loss):
Unrealized loss on available for sale debt securities	(48)	(2,820)
Cumulative effect of accounting change	103	—
Unrealized gain on derivative instruments	22,050	4,378
Reclassification of unrealized gain on terminated derivative instruments into earnings	268	268
Foreign currency translation adjustments	518	691
Other comprehensive income	$22,891	$2,517
Comprehensive income	$50,755	$11,798
Net income attributable to noncontrolling interest in other partnerships	—	(120)
Comprehensive income attributable to GPTOP	$50,755	$11,678

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Consolidated Statement of Partners' Capital
(Unaudited, amounts in thousands, except unit data)

	Partners' Interest		Series A Preferred Units	Accumulated Other Comprehensive Income (Loss)	Total GPTOP	Noncontrolling Interest
	Common Units	Common Unitholders					Total
Balance at December 31, 2017	160,686,822	$3,041,412	$84,394	$12,776	$3,138,582	$221	$3,138,803
Net income	—	27,062	—	—	27,062	—	27,062
Cumulative effect of accounting changes	—	560	—	103	663	—	663
Change in net unrealized gain on derivative instruments	—	—	—	22,050	22,050	—	22,050
Change in net unrealized loss on debt securities	—	—	—	(48)	(48)	—	(48)
Reclassification of unrealized gain of terminated derivative instruments into earnings	—	—	—	268	268	—	268
Offering costs	—	(39)	—	—	(39)	—	(39)
Share based compensation - fair value	88,094	2,024	—	—	2,024	—	2,024
Distribution reinvestment program proceeds	1,811	46	—	—	46	—	46
Conversion of OP Units to common units	6,038	130	—	—	130	—	130
Reallocation of limited partner interest in the Operating Partnership	—	(232)	—	—	(232)	—	(232)
Foreign currency translation adjustment	—	—	—	518	518	—	518
Contributions to noncontrolling interest in other partnerships	—	—	—	—	—	5	5
Distributions on preferred units	—	(1,559)	—	—	(1,559)	—	(1,559)
Distributions on common units	—	(60,607)	—	—	(60,607)	—	(60,607)
Balance at March 31, 2018	160,782,765	$3,008,797	$84,394	$35,667	$3,128,858	$226	$3,129,084

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Three Months Ended March 31,
	2018	2017
Operating Activities:
Net income	$27,864	$9,281
Adjustments to net cash provided by operating activities:
Depreciation and amortization	71,516	62,217
Amortization of market lease intangibles	(392)	(547)
Amortization of deferred costs	825	615
Amortization of discounts and other fees	(632)	(409)
Straight-line rent adjustment	(7,025)	(7,260)
Other-than-temporary impairment on retained bonds	—	4,890
Impairment of real estate investments	—	12,771
Gain on sale of properties	(16,255)	(17,377)
Distributions received from unconsolidated equity investments	—	352
Equity in net loss of unconsolidated equity investments	926	94
Loss on extinguishment of debt	—	208
Amortization of share-based compensation	1,856	2,054
Changes in operating assets and liabilities:
Payment of capitalized leasing costs	(4,526)	(3,790)
Tenant and other receivables	3,253	11,707
Other assets	(1,401)	(4,368)
Accounts payable and accrued expenses	(8,050)	(9,755)
Other liabilities	4,864	(2,204)
Net cash provided by operating activities	72,823	58,479
Investing Activities:
Capital expenditures	(17,825)	(18,429)
Proceeds from sales of real estate	108,032	33,053
Contributions to unconsolidated equity investments	(5,856)	(2,650)
Acquisition of real estate	(10,971)	(99,612)
Net cash provided by (used in) investing activities	73,380	(87,638)
Financing Activities:
Proceeds from unsecured term loan and credit facility	164,922	60,000
Repayment of unsecured term loans and credit facility	(230,000)	(5,000)
Proceeds from mortgage notes payable	—	2,582
Repayment of mortgage notes payable	(3,545)	(3,915)
Offering costs	—	(606)
Proceeds from issuance of common units	—	20,081
Payment of deferred financing costs	—	(252)
Preferred unit distributions paid	(1,559)	(1,559)
Common unit distributions paid	(60,568)	(53,025)
Distribution to limited partnership interest in the Operating Partnership	(1,402)	(118)
Other financing activities	(138)	—
Net cash provided by (used in) financing activities	(132,290)	18,188
Net increase (decrease) in cash, cash equivalents, and restricted cash	13,913	(10,971)
Increase (decrease) in cash, cash equivalents, and restricted cash related to foreign currency translation	138	(105)
Cash, cash equivalents, and restricted cash at beginning of period	42,954	80,433
Cash, cash equivalents, and restricted cash at end of period	$57,005	$69,357

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

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
Gramercy earns revenues primarily through rental revenues on properties that it owns in the United States. The Company also owns unconsolidated equity investments in the United States, Europe, and Asia. The Company's operations are conducted primarily through the Operating Partnership. As of March 31, 2018, third-party holders of limited partnership interests owned approximately 3.25% of the Operating Partnership. These interests are referred to as the noncontrolling interests in the Operating Partnership. See Note 11 for more information on the Company’s noncontrolling interests.
As of March 31, 2018, the Company’s wholly-owned portfolio consisted of 362 properties comprising 80,884,942 rentable square feet with 97.3% occupancy. As of March 31, 2018, the Company had ownership interests in 20 properties held in unconsolidated equity investments in the United States and Europe and one property held through the investment in CBRE Strategic Partners Asia. As of March 31, 2018, the Company managed approximately $1,960,000 of commercial real estate assets, including approximately $1,408,000 of assets in Europe.
During the three months ended March 31, 2018, the Company acquired one property with 162,056 square feet for a purchase price of approximately $10,550 and placed one development property into service with 126,722 square feet. During the three months ended March 31, 2018, the Company sold five properties and one warehouse from another asset aggregating 1,546,091 square feet for total gross proceeds of approximately $111,012.
Unless the context requires otherwise, all references to “Company," "Gramercy,” “we,” “our” and “us” mean Gramercy Property Trust and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
2. Significant Accounting Policies
Basis of Quarterly Presentation
The accompanying Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In management’s opinion, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. The 2018 operating results for the period presented are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes included in the Annual Report on Form 10-K for the year ended December 31, 2017 of the Company and the Operating Partnership. The Consolidated Balance Sheets at December 31, 2017 were derived from the audited Consolidated Financial Statements at that date.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

Reclassifications
Certain prior year balances have been reclassified to conform with the current year presentation. During the fourth quarter of 2017, the Company adopted Accounting Standards Update, or ASU, No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash and cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows. As a result of the adoption, net cash provided by operating activities changed by $235, net cash used in investing activities changed by $(947), and net cash provided by financing activities changed by $909, for the three months ended March 31, 2017.
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
Entities which the Company does not control and are considered VIEs, but where the Company is not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have been eliminated. The equity interests of other limited partners in the Company’s Operating Partnership are reflected as noncontrolling interests. See Note 11 for more information on the Company’s noncontrolling interests.
Real Estate Investments
Real Estate Acquisitions
The Company evaluates its acquisitions of real estate, including equity interests in entities that predominantly hold real estate assets, to determine if the acquired assets meet the definition of a business and need to be accounted for as a business combination, or alternatively, should be accounted for as an asset acquisition. An integrated set of assets and activities acquired does not meet the definition of a business if either (i) substantially all the fair value of the gross assets acquired is concentrated in either a single identifiable asset or a group of similar identifiable assets, or (ii) the asset and activities acquired do not contain at least an input and a substantive process that together significantly contribute to the ability to create outputs. The Company expects that its acquisitions of real estate will continue to not meet the definition of a business.
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
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

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
Impairments and Disposals
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
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

as an impairment loss in the Consolidated Statements of Operations in the period the determination is made. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset to be held and used, the new cost basis will be depreciated or amortized over the remaining useful life of that asset.
The Company recognizes sales of real estate properties upon closing, at which time the Company transfers control of the assets to the purchaser. Payments received from purchasers prior to closing are recorded as deposits. Profit on real estate sold is based on the transaction price and is recognized using the full accrual method upon closing.
Cash, Cash Equivalents, and Restricted Cash
The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents. The Company's restricted cash primarily consists of reserves for certain capital improvements, leasing, interest and real estate tax and insurance payments as required by certain mortgage note obligations, as well as proceeds from property sales held by qualified intermediaries to be used for tax-deferred, like-kind exchanges under section 1031 of the Internal Revenue Code of 1986, as amended, or the Internal Revenue Code.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sums to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	As of March 31,
	2018	2017
Cash and cash equivalents	$41,964	$56,256
Restricted cash	15,041	13,101
Total cash, cash equivalents, and restricted cash	$57,005	$69,357
Variable Interest Entities
The Company had five consolidated VIEs and two unconsolidated VIEs as of March 31, 2018 and December 31, 2017, which were determined based on the structure and control provisions of each entity.
The Company’s five consolidated VIEs as of March 31, 2018 and December 31, 2017 included the Operating Partnership and four land parcels in Fort Mill, South Carolina acquired by an investment entity formed in December 2017, on which it will fund the development of four industrial facilities, or the Lakemont Development Investment. The Company has a 95.0% interest in the Lakemont Development Investment and will acquire the seller’s retained 5.0% interest when the properties are developed and leased. As of March 31, 2018 and December 31, 2017, the Company’s carrying value of the Lakemont Development Investment was $4,674 and $4,584, respectively.
Unconsolidated VIEs
The Company’s two unconsolidated VIEs as of March 31, 2018 and December 31, 2017 included its retained non-investment grade subordinate bonds, preferred shares and ordinary shares of two collateralized debt obligations, or CDOs, which are collectively herein referred to as the Retained CDO Bonds. Refer to the “Other Assets” section of this Note 2 and also to Note 7 for more information on the accounting and valuation of the Retained CDO Bonds. As of March 31, 2018 and December 31, 2017, the Company’s carrying value of the Retained CDO Bonds was $5,800 and $5,527, respectively.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

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
Tenant and other receivables are recorded net of the allowances for doubtful accounts, which as of March 31, 2018 and December 31, 2017 were $670 and $638, respectively. The Company continually reviews receivables related to rent, tenant reimbursements, and management fees, including incentive fees, and determines collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable, as appropriate.
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
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

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
Refer to Note 3 for further information on the Company’s intangible assets and liabilities.
Revenue
Adoption of ASC Topic 606, "Revenue from Contracts with Customers"
The Company adopted ASC Topic 606, which is described below in the section “Recently Issued Accounting Pronouncements,” on January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting guidance in ASC Topic 605. As a result of adoption, the Company recorded an increase to its opening retained earnings balance of $663 as of January 1, 2018, which represents the cumulative impact of the new guidance and is related to the Company’s sale of real estate to Strategic Office Partners in 2016. There was no impact to revenues recorded for the three months ended March 31, 2018 as a result of adoption of the new revenue guidance.
Revenue Recognition
The Company recognizes revenue when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s primary sources of revenue include rental revenue, third-party management fees, operating expense reimbursements, and other income, which are disaggregated on the Consolidated Statements of Operations and are described in detail below.
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

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

Management Fees
The Company’s asset and property management agreements may contain provisions for fees related to dispositions, administration of the assets including fees related to accounting, valuation and legal services, and management of capital improvements or projects on the underlying assets. The Company recognizes revenue for fees pursuant to its management agreements in the period in which they are earned. Deferred revenue from management fees received prior to the date earned are included in other liabilities on the Consolidated Balance Sheets. For management fee agreements that include multiple performance obligations, the Company allocates revenue to each performance obligation based on its relative standalone selling price, which is primarily determined based on the prices charged to customers.
Certain of the Company’s asset management contracts and agreements with its unconsolidated equity investments include provisions that allow it to earn additional fees, generally described as incentive fees or promoted interests, based on the achievement of a targeted valuation or the achievement of a certain internal rate of return on the managed assets held by third parties or the equity investment. The Company’s incentive fees are accounted for as variable consideration and revenue is recognized for them based on the Company’s estimate of the expected amount to which it will be entitled in exchange for its services. The Company recognizes promoted interest in the period in which it is determined to be appropriately earned pursuant to the terms of the specific agreement. The values of incentive fees and promoted interest fees are periodically evaluated by management.
Other Income
Other income primarily consists of income accretion on the Company’s Retained CDO Bonds, realized foreign currency exchange gains (losses), and interest income.
Foreign Currency
The Company's European management platform performs asset and property management services in Europe. The Company has unconsolidated equity investments in Europe and Asia and previously had two wholly-owned properties in Canada until their dispositions in March 2017. The Company also has borrowings outstanding in euros and British pounds sterling under the multicurrency portion of its revolving credit facility. Refer to Note 4 for more information on the Company’s foreign unconsolidated equity investments.
Other Assets
The Company includes prepaid expenses, capitalized software costs, contract intangible assets, deferred costs, loan investments, goodwill, derivative assets, and Retained CDO Bonds in other assets.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

Loan Investments
The Company may originate loans related to specific real estate development projects. In October 2017, the Company entered into an agreement to provide a mezzanine construction loan facility with a maximum commitment of $250,000 to an industrial developer as borrower. As of March 31, 2018 and December 31, 2017, the carrying value of the Company’s loan investments was $22,437 and $22,154, respectively, which represents the cost, net of accumulated amortization of loan costs. As of March 31, 2018, the loan investments had a weighted average interest rate of 10.47%. The Company evaluates its loan investments for possible credit losses each period. There were no loan reserves recorded during the three months ended March 31, 2018 and all of the Company’s loan investments were performing in accordance with the terms of the relevant investments as of March 31, 2018.
Goodwill
The Company recognized goodwill of $3,802 related to the acquisition of Gramercy Europe Limited, which it adjusts each reporting period for the effect of foreign currency translation adjustments and tests for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The carrying value of goodwill at March 31, 2018 and December 31, 2017 was $3,394 and $3,272, respectively. The Company did not record any impairment on its goodwill during the three months ended March 31, 2018.
Retained CDO Bonds
The Retained CDO Bonds are non-investment grade subordinate bonds, preferred shares and ordinary shares of two CDOs. Management estimated the timing and amount of cash flows expected to be collected and recognized an investment in the Retained CDO Bonds equal to the net present value of these discounted cash flows. There is no guarantee that the Company will realize any proceeds from this investment, or what the timing will be for the expected remaining life of the Retained CDO Bonds. The Company considers these investments to be not of high credit quality and does not expect a full recovery of interest and principal. Therefore, the Company has suspended interest income accruals on these investments. The Company classifies the Retained CDO Bonds as available for sale. On a quarterly basis, the Company evaluates the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, the Company will record an other-than-temporary impairment, or OTTI, in the Consolidated Statements of Operations. To determine the component of the OTTI related to expected credit losses, the Company compares the amortized cost basis of the Retained CDO Bonds to the present value of the revised expected cash flows, discounted using the pre-impairment effective yield. Conversely, if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, the Company will prospectively adjust the yield using the effective yield method. Refer to Note 7 for further discussion regarding the fair value measurement of the Retained CDO Bonds. For the three months ended March 31, 2018 and 2017, the Company recognized OTTI on its Retained CDO Bonds of $0 and $4,890, respectively.
A summary of the Company’s Retained CDO Bonds as of March 31, 2018 is as follows:

Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain	Other-Than-Temporary Impairment	Fair Value	Weighted Average Expected Life (years)
6	$329,597	$5,431	$369	$—	$5,800	1.1

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions.
Concentrations of credit risk also arise when a number of the Company’s tenants or asset management clients are engaged in similar business activities or are subject to similar economic risks or conditions that could cause their inability to meet contractual obligations to the Company. The Company regularly monitors its portfolio to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified. During the three months ended March 31, 2018 and 2017, there were no tenants that accounted for 10.0% or more of the Company's rental revenue. Additionally, for the three months ended March 31, 2018, there were three states, Illinois, Texas, and Florida, that each accounted for 10.0% or more of the Company’s rental revenue.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued ASU 2014-09 (Topic 606), Revenue from Contracts with Customers, which is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to customers in an amount reflecting the consideration it expects to receive in exchange for those goods or services. In April 2016 and February 2017, the FASB issued ASU 2016-10 and ASU 2017-05, respectively, which further clarified the new revenue recognition guidance under ASC Topic 606. The Company adopted the guidance on January 1, 2018 using the modified retrospective method, which did not have a material impact on its Consolidated Financial Statements. Refer to the “Revenue” section above for further detail.
In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. The guidance requires entities to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and to record changes in instruments specific credit risk for financial liabilities measured under the fair value option in other comprehensive income. The update is effective for fiscal years beginning after December 15, 2017, and for interim periods therein. The Company adopted this standard in the first quarter of 2018 and the adoption did not have a material impact on its Consolidated Financial Statements. Refer to Note 8 for more information.
In February 2016, the FASB issued ASU 2016-02, Leases, which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. The update will be effective beginning in the first quarter of 2019 and early adoption is permitted. The new standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company’s accounting for leases in which it is a lessor, which represents most of its leasing arrangements, will be largely unchanged under ASU 2016-02; however, the Company is a lessee in several operating and ground leases and the accounting for these arrangements is more significantly impacted by the new standard. Pursuant to the new guidance, lessees are required

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of their classification. The Company is continuing to evaluate the impact of adopting the new leases standard on its Consolidated Financial Statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows Classification of Certain Cash Receipts and Cash Payments, which serves to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The update is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard in the first quarter of 2018 and the adoption did not have a material impact on its Consolidated Financial Statements.
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting. The amendment provides guidance on determining which changes to the terms and conditions of share-based payment awards require an entity to apply modification accounting. The guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted under certain circumstances. The Company adopted this standard in the first quarter of 2018 and the adoption did not have a material impact on its Consolidated Financial Statements.
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging: Targeted Improvements to Accounting for Hedging Activities. The purpose of this updated guidance is to better align a company’s financial reporting for hedging activities with the economic objectives of those activities. The transition guidance provides companies with the option of early adopting the new standard using a modified retrospective transition method in any interim period after issuance of the update, or alternatively requires adoption for fiscal years beginning after December 15, 2018. In the first quarter of 2018, the Company early adopted this standard and the adoption did not have a material impact on its Consolidated Financial Statements.
3. Real Estate Investments
Investments in real estate properties consisted of the following:

	March 31, 2018			December 31, 2017
	Square feet[1]	Number of properties	Investment	Square feet[1]	Number of properties	Investment
Operating properties[2]	80,884,942	360	$5,811,702	82,146,063	363	$5,857,906
Land parcels		2	7,075		2	7,075
Less accumulated depreciation			(368,815)			(333,151)
Total operating properties and land parcels			$5,449,962			$5,531,830
Development properties	1,503,300	5	12,092	1,630,022	6	22,843
Total	82,388,242	367	$5,462,054	83,776,085	371	$5,554,673

1.	Represents rentable square feet for operating properties and projected rentable square feet upon completion for development properties.

2.	Includes development properties that have been completed as of the end of the period.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

Acquisitions:
Real estate acquisition activity for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Number of operating properties	1	7
Rentable square feet of operating properties	162,056	2,257,311
Total purchase price of all acquisitions	$10,550	$124,672
The total value of the properties acquired during the three months ended March 31, 2018 was comprised of $10,197 of real estate assets and $635 of intangible assets, including acquisition costs capitalized for the asset acquisitions. In addition to the operating property acquisition noted above, during the three months ended March 31, 2018 the Company also placed into service one development property which comprised 126,722 rentable square feet.
Dispositions:
Real estate disposition activity for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Number of properties[1]	5	7
Rentable square feet	1,546,091	487,872
Gross proceeds	$111,012	$51,683
Impairment of real estate investments related to asset dispositions during the period[2]	$—	$—
Net gain on disposals	$16,255	$17,377

1.	During the three months ended March 31, 2018, the Company sold five properties and one warehouse from another asset.

2.
Although there were no impairments recognized related to assets disposed during the three months ended March 31, 2018 and 2017, as presented in the table, the Company recognized impairments on real estate investments of $12,771 during the three months ended March 31, 2017 related to properties held as of March 31, 2017, for which the Company determined there were nonrecoverable declines in value.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

Intangibles:
Intangible assets and liabilities consisted of the following:

	Weighted average amortization period (years)	March 31, 2018	December 31, 2017
Intangible assets:
In-place leases, net of accumulated amortization of $214,664 and $194,836	9.3	$513,423	$545,782
Above-market leases, net of accumulated amortization of $26,854 and $25,229	6.8	43,979	46,713
Below-market ground rent, net of accumulated amortization of $421 and $408	17.5	5,811	6,064
Total intangible assets		$563,213	$598,559
Intangible liabilities:
Below-market leases, net of accumulated amortization of $30,685 and $28,516	39.5	$152,758	$159,652
Above-market ground rent, net of accumulated amortization of $516 and $462	32.0	6,786	6,839
Total intangible liabilities		$159,544	$166,491
The following table provides the projected amortization expense of the intangible assets and liabilities for the next five years:

	April 1 to December 31, 2018	2019	2020	2021	2022
Depreciation and amortization expense	$70,211	$84,228	$70,822	$59,528	$46,652
Rental revenue increase	$(1,571)	$(2,520)	$(4,004)	$(4,168)	$(6,260)
The Company recorded $26,159 and $24,172 of amortization of in-place lease intangible assets as part of depreciation and amortization expense for the three months ended March 31, 2018 and 2017, respectively. The Company recorded $494 and $621 of amortization of market lease intangible assets and liabilities as an increase to rental revenue for the three months ended March 31, 2018 and 2017, respectively.
Assets Held for Sale
In the normal course of business, the Company identifies non-strategic assets for sale. The Company separately classifies properties held for sale in its Consolidated Financial Statements. As of March 31, 2018 and December 31, 2017, the Company had one asset classified as held for sale, which had a net asset value of $402, all of which represented the value contained in real estate investments. Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held for sale, depreciation and amortization expense is no longer recorded.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

Discontinued Operations
The Company did not have significant discontinued operations for the three months ended March 31, 2018. The Company’s discontinued operations for the three months ended March 31, 2017 were related to the assets assumed in the Company’s merger transaction in 2015 and simultaneously designated as held for sale.
4. Unconsolidated Equity Investments
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
As of March 31, 2018 and December 31, 2017, the Company owned properties through unconsolidated equity investments and had investment interests in these unconsolidated entities as follows:

	As of March 31, 2018					As of December 31, 2017
Investment	Ownership %	Voting Interest %	Partner	Investment in Unconsolidated Equity Investment [1]	No. of Properties	Investment in Unconsolidated Equity Investment [1]	No. of Properties
Strategic Office Partners	25.0%	25.0%	TPG Real Estate	$28,792	13	$28,243	13
E-Commerce JV	51.0%	50.0%	Ample Glow Investments	43,502	2	17,798	—
Goodman UK JV	80.0%	50.0%	Goodman Group	15,980	1	15,768	1
Gramercy European Property Fund III	19.9%	50.0%	Various	5,363	2	2,949	—
Other[2]	5.1% - 50.0%	5.1% - 50.0%	Various	5,476	3	5,456	3
Total				$99,113	21	$70,214	17

1.
The amounts presented include a basis difference of $2,011 and $1,943, net of accumulated amortization, for the Goodman UK JV as of March 31, 2018 and December 31, 2017, respectively. The amounts presented include a basis difference of $(3,916), net of accumulated amortization, for the E-Commerce JV as of March 31, 2018.

2.	Includes CBRE Strategic Partners Asia, the Philips JV, and the Morristown JV.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

The following is a summary of the Company’s unconsolidated equity investments for the three months ended March 31, 2018:

Unconsolidated Equity Investments
Balance at January 1, 2018	$70,214
Contributions to unconsolidated equity investments	28,731
Equity in net loss of unconsolidated equity investments, including adjustments for basis differences	(926)
Other comprehensive income of unconsolidated equity investments	431
Cumulative effect of accounting change	663
Balance at March 31, 2018	$99,113
Strategic Office Partners
In August 2016, the Company partnered with TPG Real Estate, or TPG, to form Strategic Office Partners, an unconsolidated equity investment created for the purpose of acquiring, owning, operating, leasing and selling single-tenant office properties located in high-growth metropolitan areas in the United States. The Company provides asset and property management, accounting, construction, and leasing services to Strategic Office Partners, for which it earns management fees and is entitled to a promoted interest. TPG and the Company have committed an aggregate $400,000 to Strategic Office Partners, including $100,000 from the Company. During the three months ended March 31, 2018, the Company did not make any contributions to or receive any distributions from Strategic Office Partners.
E-Commerce JV
In November 2017, the Company formed a joint venture with an investment partner, which will acquire, own and manage Class A distribution centers leased to leading e-commerce tenants on long-term leases across the United States, or the E-Commerce JV. The Company has joint control over the E-Commerce JV, which is shared equally with its investment partner. The Company provides asset and property management and accounting services to the E-Commerce JV, for which it earns management fees. The Company has committed capital to fund its initial acquisition of six properties, as well as the acquisition of additional properties in the future, subject to the partners' approval. The Company's pro rata funding commitment for the initial six properties is estimated at approximately $110,000, of which approximately $80,000 will be funded in OP Units issued to the seller of the property and approximately $30,000 will be funded in cash. During the three months ended March 31, 2018, the E-Commerce JV acquired two properties. During the three months ended March 31, 2018, the Company contributed $1,130 in cash and OP Units valued at approximately $25,141 to the E-Commerce JV.
Goodman UK JV
The Goodman UK JV invests in industrial properties in the United Kingdom. During the three months ended March 31, 2018 and 2017, the Company received no distributions from the Goodman UK JV.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

European Investment Funds
Gramercy European Property Fund III
In October 2017, the Company formed a new European investment fund with several other equity investment partners, or the Gramercy European Property Fund III, which has total initial capital commitments of $323,359 (€262,622) from all investors, of which the Company’s initial capital commitment is $64,257 (€52,187), representing an interest of approximately 19.9%. The Company provides asset and property management and accounting services to the Gramercy European Property Fund III, for which it is entitled to management fees and a promoted interest. During the three months ended March 31, 2018, the Gramercy European Property Fund III acquired two properties. During the three months ended March 31, 2018, the Company contributed $2,460 (€1,977) to the Gramercy European Property Fund III.
Gramercy European Property Fund
In July 2017, the Gramercy European Property Fund sold 100.0% of its assets to a third party, and, concurrently, the Company sold its 5.1% direct interest in the Goodman Europe JV to the same entity that acquired the Gramercy European Property Fund's assets. In connection with the sale transactions, the Company's management contract arrangement with the Gramercy European Property Fund was terminated; however, the Company continues to manage the assets for the new owner through June 2018.
The following are the balance sheets for the Company’s unconsolidated equity investments at March 31, 2018:

	Strategic Office Partners	E-Commerce JV	Goodman UK JV	Gramercy European Property Fund III	Other[1]
Assets:
Real estate assets, net[2]	$264,099	$149,895	$19,150	$62,284	$108,993
Other assets	80,897	48,894	1,751	5,428	18,421
Total assets	$344,996	$198,789	$20,901	$67,712	$127,414
Liabilities and members' equity:
Mortgage notes payable	$213,699	$108,473	$—	$35,873	$38,341
Other liabilities	16,698	5,018	732	4,850	19,043
Total liabilities	230,397	113,491	732	40,723	57,384
Company's equity	28,792	43,502	15,980	5,363	5,476
Other members' equity	85,807	41,796	4,189	21,626	64,554
Liabilities and members' equity	$344,996	$198,789	$20,901	$67,712	$127,414

1.	Includes CBRE Strategic Partners Asia, the Philips JV, and the Morristown JV.

2.	Includes basis adjustments recorded by the Company to adjust the unconsolidated equity investments to fair value.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

The following are the balance sheets for the Company’s unconsolidated equity investments at December 31, 2017:

	Strategic Office Partners	E-Commerce JV	Goodman UK JV	Other[1]
Assets:
Real estate assets, net[2]	$265,014	$—	$18,633	$107,949
Other assets	78,243	35,727	1,473	34,022
Total assets	$343,257	$35,727	$20,106	$141,971
Liabilities and members' equity:
Mortgage notes payable	$213,205	$—	$—	$38,662
Other liabilities	15,002	830	203	19,329
Total liabilities	228,207	830	203	57,991
Company's equity	28,243	17,798	15,768	8,405
Other members' equity	86,807	17,099	4,135	75,575
Liabilities and members' equity	$343,257	$35,727	$20,106	$141,971

1.	Includes CBRE Strategic Partners Asia, the Philips JV, the Morristown JV, and the Gramercy European Property Fund III.

2.	Includes basis adjustments recorded by the Company to adjust the unconsolidated equity investments to fair value.
Certain real estate assets in the Company’s unconsolidated equity investments are subject to mortgage notes. The following is a summary of the secured financing arrangements within the Company’s unconsolidated equity investments as of March 31, 2018:

					Outstanding Balance[2]
Property	Unconsolidated Equity Investment	Economic Ownership	Interest Rate[1]	Maturity Date	March 31, 2018	December 31, 2017
Strategic Office Partners Facility 1[3]	Strategic Office Partners	25.0%	4.70%	10/7/2019	$169,380	$169,380
Strategic Office Partners Facility 2[4]	Strategic Office Partners	25.0%	9.21%	10/8/2020	39,540	39,540
E-Commerce JV Facility[4]	E-Commerce JV	51.0%	3.38%	2/10/2023	109,846	—
Gramercy European Property Fund III Facility[4]	Gramercy European Property Fund III	19.9%	1.57%	3/12/2023	36,084	—
Henderson, NV	Strategic Office Partners	25.0%	4.75%	8/6/2025	8,593	8,636
Somerset, NJ	Philips JV	25.0%	6.90%	9/11/2035	38,341	38,662
Total mortgage notes payable					$401,784	$256,218
Net deferred financing costs and net debt discount					(5,398)	(4,351)
Total mortgage notes payable, net					$396,386	$251,867

1.
Represents the current effective rate as of March 31, 2018, including the swapped interest rate for mortgage notes that have interest rate swaps. The current interest rate is not adjusted to include the amortization of fair market value premiums or discounts.

2.	Mortgage notes are presented at 100.0% of the amount held by the unconsolidated equity investment.

3.	As of March 31, 2018, there were ten properties under this mortgage note.

4.	As of March 31, 2018, there were two properties under each of these mortgage notes.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

The following are the statements of operations for the Company’s unconsolidated equity investments for the three months ended March 31, 2018:

	Strategic Office Partners	E-Commerce JV	Goodman UK JV	Gramercy European Property Fund III	Other[1]
Revenues	$11,143	$2,165	$—	$482	$1,994
Operating expenses	4,151	583	260	682	106
Interest expense	3,113	669	—	97	666
Depreciation and amortization	4,823	862	206	209	333
Total expenses	12,087	2,114	466	988	1,105
Net income (loss) from operations	(944)	51	(466)	(506)	889
Gain on derivatives	492	—	—	—	—
Loss on extinguishment of debt	—	(1,200)	—		—
Net income (loss)	$(452)	$(1,149)	$(466)	$(506)	$889
Company's share in net income (loss)	$26	$(520)	$(373)	$(93)	$20
Adjustments for REIT basis	—	18	(4)	—	—
Company's equity in net income (loss) within continuing operations	$26	$(502)	$(377)	$(93)	$20

1.	Includes CBRE Strategic Partners Asia, the Philips JV, and the Morristown JV.
The following are the statements of operations for the Company’s unconsolidated equity investments for the three months ended March 31, 2017:

	Gramercy European Property Fund [1]
	Goodman Europe JV	Gramercy European Property Fund[2]	Total	Strategic Office Partners	Goodman UK JV	Other [3]
Revenues	$4,955	$10,118	$15,073	$5,526	$295	$(1,331)
Operating expenses	922	2,951	3,873	1,474	302	576
Interest expense	672	1,474	2,146	1,510	—	641
Depreciation and amortization	2,021	4,473	6,494	2,503	375	333
Total expenses	3,615	8,898	12,513	5,487	677	1,550
Net income (loss) from operations	1,340	1,220	2,560	39	(382)	(2,881)
Gain (loss) on derivatives	—	1,221	1,221	(349)	—	—
Provision for taxes	(17)	146	129	—	(8)	—
Net income (loss)	$1,323	$2,587	$3,910	$(310)	$(390)	$(2,881)
Company’s share in net income (loss)	$67	$446	$513	$(15)	$(312)	$(155)
Adjustments for REIT basis	(36)	—	(36)	—	(89)	—
Company’s equity in net income (loss) within continuing operations	$31	$446	$477	$(15)	$(401)	$(155)

1.
As of and for the three months ended March 31, 2017, the Company had a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that was held through the Company’s 14.2% interest in the Gramercy European Property Fund. For the three months ended March 31, 2017, the Company’s equity in net income (loss) from the entities is based on these ownership interest percentages during the period.

2.	Excludes the results of the Gramercy European Property Fund’s 94.9% interest in the Goodman Europe JV, as the Goodman Europe JV is separately presented.

3.	Includes CBRE Strategic Partners Asia, the Philips JV, the Morristown JV, and European Fund Carry Co.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

5. Debt Obligations
Secured Debt
Mortgage Notes
Certain real estate assets are subject to mortgage notes. During the three months ended March 31, 2018, the Company did not assume or pay off any mortgages notes. During the year ended December 31, 2017, the Company assumed $181,107 of non-recourse mortgages in connection with seven real estate acquisitions. During the three months ended March 31, 2017, the Company refinanced the debt on two properties encumbered by a mortgage note, subsequently transferred the mortgage on these two properties to the buyer of the properties, and, as a result, recorded a net loss on the early extinguishment of debt of $208. The Company’s mortgage notes include a series of financial and other covenants with which the Company must comply in order to borrow under them. The Company was in compliance with the covenants under the mortgage note facilities as of March 31, 2018.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

The following is a summary of the Company’s secured financing arrangements as of March 31, 2018 and December 31, 2017:

Property	Interest Rate [1]	Maturity Date	Outstanding Balance
			March 31, 2018	December 31, 2017
Greenwood, IN	3.59%	6/15/2018	$7,211	$7,257
Greenfield, IN	3.63%	6/15/2018	5,828	5,865
Logistics Portfolio - Pool 3[2]	3.96%	8/1/2018	43,302	43,302
Philadelphia, PA	4.99%	1/1/2019	11,842	11,943
Bridgeview, IL	3.90%	5/1/2019	5,792	5,838
Spartanburg, SC	3.20%	6/1/2019	530	632
Charleston, SC	3.11%	8/1/2019	320	457
Lawrence, IN	5.02%	1/1/2020	19,896	20,061
Charlotte, NC	3.28%	1/1/2020	1,363	1,538
Hawthorne, CA	3.52%	8/1/2020	17,042	17,207
Charleston, SC	3.32%	10/1/2020	696	758
Charleston, SC	2.97%	10/1/2020	684	746
Charleston, SC	3.37%	10/1/2020	684	746
Charlotte, NC	3.38%	10/1/2020	594	647
Des Plaines, IL	5.54%	10/31/2020	2,365	2,385
Waco, TX	4.75%	12/19/2020	14,815	14,890
Deerfield, IL	3.71%	1/1/2021	10,355	10,447
Winston-Salem, NC	3.41%	6/1/2021	3,135	3,354
Winston-Salem, NC	3.42%	7/1/2021	1,043	1,114
Logistics Portfolio - Pool 1[2]	4.27%	1/1/2022	37,856	38,107
CCC Portfolio[2]	4.24%	10/6/2022	22,691	22,814
Logistics Portfolio - Pool 4[2]	4.36%	12/5/2022	79,500	79,500
Romeoville, IL	3.80%	4/6/2023	24,835	24,951
Romeoville, IL3	9.37%	4/6/2023	6,613	6,623
KIK USA Portfolio[2]	4.31%	7/6/2023	7,077	7,154
Yuma, AZ	5.27%	12/6/2023	11,804	11,858
Allentown, PA	5.16%	1/6/2024	22,586	22,690
Spartanburg, SC	3.72%	2/1/2024	5,447	5,635
Natick, MA	5.21%	3/1/2024	31,121	31,224
Natick, MA3	10.38%	3/1/2024	3,458	3,469
Maple Grove, MN	3.88%	5/6/2024	16,291	16,380
Curtis Bay, MD	4.31%	7/1/2024	13,500	13,500
Rialto, CA	3.91%	8/1/2024	54,543	54,741
Houston, TX	3.68%	9/1/2024	26,000	26,000
Durham, NC	4.02%	9/6/2024	3,614	3,631
Charleston, SC	3.80%	2/1/2025	5,831	6,001
Hackettstown, NJ	5.49%	3/6/2026	9,420	9,455
Hutchins, TX	5.41%	6/1/2029	21,269	21,578
Total mortgage notes payable			$550,953	$554,498
Net deferred financing costs and net debt premium			8,520	9,023
Total mortgage notes payable, net			$559,473	$563,521

1.
Represents the interest rate as of March 31, 2018 that was recorded for financial reporting purposes, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

2.
As of March 31, 2018, there were two properties under the Logistics Portfolio - Pool 3 mortgage, three properties under the Logistics Portfolio - Pool 1 mortgage, five properties under the CCC Portfolio mortgage, six properties under the Logistics Portfolio - Pool 4 mortgage, and three properties under the KIK USA Portfolio mortgage.

3.	Mortgage notes represent mezzanine financing at the properties.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

Unsecured Debt
2015 Credit Facility and Term Loans
In December 2015, the Company entered into an agreement, or the Credit Agreement, for a new $1,900,000 credit facility, or the 2015 Credit Facility, consisting of an $850,000 senior unsecured revolving credit facility, or the 2015 Revolving Credit Facility, and $1,050,000 term loan facility with JPMorgan Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated. The 2015 Revolving Credit Facility consists of a $750,000 U.S. dollar revolving credit facility and a $100,000 multicurrency revolving credit facility. The 2015 Revolving Credit Facility matures in January 2020, but may be extended for two additional six-month periods upon the payment of applicable fees and satisfaction of certain customary conditions. The term loan facility, or the 2015 Term Loan, consists of a $300,000 term loan facility that matures in January 2019 with one 12-month extension option, or the 3-Year Term Loan, and a $750,000 term loan facility that matures in January 2021, or the 5-Year Term Loan. In December 2015, the Company also entered into a new $175,000 7-year unsecured term loan with Capital One, N.A, or the 7-Year Term Loan, which matures in January 2023. In October 2017, the Company modified the 7-Year Term Loan by increasing the loan amount to $400,000 and reducing the interest rate to the terms described below.
Outstanding borrowings under the 2015 Revolving Credit Facility incur interest at a floating rate based upon, at the Company's option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.88% to 1.55%, depending on the Company's credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0.00% to 0.55%, depending on the Company's credit ratings. The Company is also required to pay quarterly in arrears a 0.13% to 0.30% facility fee, depending on its credit ratings, on the total commitments under the 2015 Revolving Credit Facility. Outstanding borrowings under the 2015 Term Loan and the 7-Year Term Loan incur interest at a floating rate based upon, at the Company's option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.90% to 1.75%, depending on the Company's credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0.00% to 0.75%, depending on the Company's credit ratings. The alternate base rate for the 2015 Revolving Credit Facility and the 7-Year Term Loan is the greater of (x) the prime rate announced by JPMorgan Chase Bank, N.A. or Capital One, respectively, (y) 0.50% above the Federal Funds Effective Rate, and (z) the adjusted LIBOR for a one-month interest period plus 1.00%.
The Company’s unsecured borrowing facilities include a series of financial and other covenants with which the Company must comply in order to borrow under the facilities. The Company was in compliance with the covenants under the facilities as of March 31, 2018. Refer to the table at the end of this Note 5 for specific terms and the Company’s outstanding borrowings under the facilities.
Senior Unsecured Notes
During 2015 and 2016, the Company issued and sold an aggregate $500,000 principal amount of senior unsecured notes payable in private placements, which have maturities ranging from 2022 through 2026 and bear interest semiannually at rates ranging from 3.89% to 4.97%. Refer to the table later in Note 5 for specific terms of the Company's Senior Unsecured Notes.
Exchangeable Senior Notes
In September 2017, the Company's $115,000 of 3.75% Exchangeable Senior Notes were exchanged for 5,258,420 of the Company's common shares.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

The terms of the Company’s unsecured debt obligations and outstanding balances as of March 31, 2018 and December 31, 2017 are set forth in the table below:

	Stated Interest Rate	Effective Interest Rate [1]	Maturity Date	Outstanding Balance
				March 31, 2018	December 31, 2017
2015 Revolving Credit Facility - USD tranche	2.89%	2.89%	1/8/2020	$275,000	$345,000
2015 Revolving Credit Facility - Multicurrency tranche	1.32%	1.32%	1/8/2020	17,543	12,162
3-Year Term Loan	2.91%	2.33%	1/8/2019	300,000	300,000
5-Year Term Loan	2.91%	2.70%	1/8/2021	750,000	750,000
7-Year Term Loan	2.76%	3.00%	1/9/2023	400,000	400,000
2015 Senior Unsecured Notes	4.97%	5.07%	12/17/2024	150,000	150,000
2016 Senior Unsecured Notes	3.89%	4.00%	12/15/2022	150,000	150,000
2016 Senior Unsecured Notes	4.26%	4.38%	12/15/2025	100,000	100,000
2016 Senior Unsecured Notes	4.32%	4.43%	12/15/2026	100,000	100,000
Total unsecured debt				2,242,543	2,307,162
Net deferred financing costs and net debt discount				(4,872)	(5,063)
Total unsecured debt, net				$2,237,671	$2,302,099

1.
Represents the rate at which interest expense is recorded for financial reporting purposes as of March 31, 2018, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

Combined aggregate principal maturities of the Company’s unsecured debt obligations and non-recourse mortgages, in addition to associated interest payments, as of March 31, 2018 are as follows:

	April 1 to December 31, 2018	2019	2020	2021	2022	Thereafter	Above market interest	Total
2015 Revolving Credit Facility	$—	$—	$292,543	$—	$—	$—	$—	$292,543
Term Loans	—	300,000	—	750,000	—	400,000	—	1,450,000
Mortgage Notes Payable [1]	66,599	30,450	62,834	19,256	141,929	229,885	—	550,953
Senior Unsecured Notes	—	—	—	—	150,000	350,000	—	500,000
Interest Payments [2]	82,144	97,025	87,135	57,199	53,364	64,772	3,648	445,287
Total	$148,743	$427,475	$442,512	$826,455	$345,293	$1,044,657	$3,648	$3,238,783

1.	Mortgage note payments reflect accelerated repayment dates, when applicable, pursuant to the related agreement.

2.	Interest payments do not reflect the effect of interest rate swaps.
6. Transactions with Trustee Related Entities and Related Parties
The Company’s CEO, Gordon F. DuGan, was on the board of directors of the Gramercy European Property Fund prior to its sale in July 2017 and committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Limited collectively committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund prior to the sale of its assets in July 2017.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

7. Fair Value Measurements
ASC 820-10, “Fair Value Measurements and Disclosures,” provides guidance on the fair value measurement of a financial asset or liability. Inputs used to develop fair value measurements are classified into one of three categories: Level I, defined as observable inputs such as quoted prices in active markets for identical assets or liabilities; Level II, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level III, defined as unobservable inputs for which there is little or no market or pricing data, thus requiring management to use its judgment and develop its own assumptions.
The following table presents the carrying value in the financial statements and approximate fair value of assets and liabilities measured on a recurring and non-recurring basis at March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Interest rate swaps	$41,888	$41,888	$19,668	$19,668
Retained CDO Bonds	5,800	5,800	5,527	5,527
Real estate investments[1]	—	—	87,996	87,996
Investment in CBRE Strategic Partners Asia	2,869	2,869	2,820	2,820
Loan investments[2]	22,437	20,990	22,154	21,362
Financial liabilities:
Interest rate swaps	$13	$13	$173	$173
Long-term debt:
2015 Revolving Credit Facility[2]	292,543	292,492	357,162	357,369
3-Year Term Loan[2]	300,000	300,090	300,000	300,091
5-Year Term Loan[2]	750,000	750,653	750,000	750,678
7-Year Term Loan[2]	398,241	400,020	398,152	400,010
Mortgage notes payable[2]	559,473	565,329	563,521	573,826
Senior Unsecured Notes[2]	496,887	502,349	496,785	513,229

1.	Amount represents seven real estate investments that were impaired by the Company and held as of December 31, 2017.

2.	Long-term debt instruments are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.
The following methods and assumptions were used to estimate the fair value of each class of assets and liabilities for which it is practicable to estimate the value:
Cash and cash equivalents, marketable securities, accrued interest, and accounts payable: These balances in the Consolidated Financial Statements reasonably approximate their fair values due to the items’ short maturities.
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
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

value. The fair value of each instrument is estimated by a discounted cash flows model, using discount rates that best reflect current market rates for financings with similar characteristics and credit quality.
Retained CDO Bonds, investment in CBRE Strategic Partners Asia, real estate investments, and interest rate swaps: Refer to section below, “Valuation of Level III Instruments,” for valuation methods and assumptions used for these Level III assets and liabilities measured at fair value in the Consolidated Financial Statements.
The following discussion of fair value was determined by the Company using available market information and appropriate valuation methodologies. Considerable judgment is necessary to interpret market data and develop estimated fair value. Accordingly, fair values are not necessarily indicative of the amounts the Company could realize on disposition of the assets or liabilities. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.
Assets and liabilities measured at fair value on a recurring and non-recurring basis are categorized as follows:

At March 31, 2018	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds	$5,800	$—	$—	$5,800
Investment in CBRE Strategic Partners Asia	2,869	—	—	2,869
Interest rate swaps	41,888	—	—	41,888
	$50,557	$—	$—	$50,557
Financial Liabilities:
Interest rate swaps	$(13)	$—	$—	$(13)
	$(13)	$—	$—	$(13)

At December 31, 2017	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds	$5,527	$—	$—	$5,527
Real estate investments	87,996	—	—	87,996
Investment in CBRE Strategic Partners Asia	2,820	—	—	2,820
Interest rate swaps	19,668	—	—	19,668
	$116,011	$—	$—	$116,011
Financial Liabilities:
Interest rate swaps	$(173)	$—	$—	$(173)
	$(173)	$—	$—	$(173)
Valuation of Level III Instruments
Retained CDO Bonds: Retained CDO Bonds are valued on a recurring basis using an internally developed discounted cash flow models, which require significant assumptions and judgment. The models are most sensitive to the unobservable inputs such as the amount of the recoveries of the underlying securities.
Investment in CBRE Strategic Partners Asia: The Company's investment in CBRE Strategic Partners Asia is based on the Level III valuation inputs applied by the investment manager of CBRE Strategic Partners Asia, utilizing a mix of different approaches for valuing the underlying real estate related investments within the investment company.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

The valuations are most sensitive to the unobservable inputs of discount rates, as well as capitalization rates an expected future cash flows.
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
Interest rate swaps: The Company's derivative instruments as of March 31, 2018 and December 31, 2017 consist of interest rate swaps, which are valued with the assistance of a third-party derivative specialist using a discounted cash flow model, that requires a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs which require significant judgment such as the credit valuation adjustments due to the risk of nonperformance by both the Company and its counterparties. The most significant unobservable input in the fair valuation of interest rate swaps is the credit valuation adjustment as it requires significant management judgment regarding changes in the credit risk of the Company or its counterparties, however the primary driver of the fair value of the interest rate swaps is the forward interest rate curve.
Fair Value on a Recurring Basis
Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a recurring basis as of March 31, 2018 are as follows:

Financial Asset (Liability)	Fair Value	Valuation Technique	Unobservable Inputs	Range
Non-investment grade, subordinate CDO bonds	$5,800	Discounted cash flows	Discount rate	19.0%
Investment in CBRE Strategic Partners Asia	2,869	Discounted cash flows	Discount rate	20.0%
Interest rate swaps[1]	41,875	Hypothetical derivative method	Credit borrowing spread	110 to 190 basis points

1.	Fair value includes interest rate swap liabilities with an aggregate value of $(13).

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

The following rollforward table reconciles the beginning and ending balances of financial assets (liabilities) measured at fair value on a recurring basis using Level III inputs as of March 31, 2018:

	Retained CDO Bonds	Investment in CBRE Strategic Partners Asia	Interest Rate Swaps	Total Financial Assets (Liabilities) - Level III
Balance at January 1, 2018	$5,527	$2,820	$19,495	$27,842
Amortization of discounts or premiums	321	—	330	651
Adjustments to fair value:
Unrealized gain on derivatives	—	—	22,050	22,050
Unrealized loss in other comprehensive income from fair value adjustment	(48)	—	—	(48)
Total gain on fair value adjustments	—	49	—	49
Balance at March 31, 2018	$5,800	$2,869	$41,875	$50,544
Fair Value on a Non-Recurring Basis
The Company measures its real estate investments impaired during a period, including both assets classified as held for sale and assets held for investment, on a non-recurring basis, and records impairment on these assets as a result of a change in intent to hold the real estate investments. Real estate investments impaired during a period are reported at estimated fair value and real estate investments impaired during a period that are classified as held for sale as of the end of the period are reported at estimated fair value less costs to sell. There were no assets measured on a non-recurring basis as of March 31, 2018. There were seven assets measured on a non-recurring basis as of December 31, 2017, which were all classified as held for investment and recorded at $87,996 as of December 31, 2017.
8. Derivatives and Non-Derivative Hedging Instruments
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
The Company recognizes all derivatives on the Consolidated Balance Sheets at fair value within other assets or other liabilities, depending on the balance at the end of the period. Derivatives that are not designated as hedges must be adjusted to fair value through income. If a derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will be recognized in other comprehensive income until the hedged item is recognized in earnings. Prior to the Company’s adoption of ASU 2017-12 on January 1, 2018, described in Note 2, the ineffective portion of the change in fair value of a derivative designated as a hedge was immediately recognized in earnings, however subsequent to adoption, the entire change in fair value is recognized in other comprehensive income until the hedged item is recognized in earnings. As a result of adoption, the Company recorded a decrease to its opening retained earnings balance and a corresponding increase to its opening accumulated other comprehensive income balance of $103 as of January 1, 2018, which represents the cumulative amount of hedge ineffectiveness recorded in the Consolidated Statements of Operations at the time of adoption. Derivative accounting may increase or decrease reported net income and shareholders’ equity prospectively, depending on future levels of the LIBOR swap spreads and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term. Refer to Note 7 for additional information on the Company's derivative instruments, including the fair value measurement of these instruments.
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

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

The Company’s derivatives and hedging instruments as of March 31, 2018 are as follows:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap - Waco	1 mo. USD-LIBOR-BBA	14,815 USD	4.55%	12/19/2013	12/19/2020	$(13)
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.22%	12/19/2016	12/17/2018	615
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.23%	12/19/2016	12/17/2018	612
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.24%	12/19/2016	12/17/2018	604
Interest Rate Swap - 5-Year Term Loan	1 mo. USD-LIBOR-BBA	750,000 USD	1.60%	12/17/2015	12/17/2020	17,010
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	175,000 USD	1.82%	12/17/2015	1/9/2023	5,660
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	60,000 USD	1.95%	10/13/2017	1/9/2023	1,599
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	40,000 USD	2.01%	10/13/2017	1/9/2023	953
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	39,500 USD	1.96%	10/13/2017	1/9/2023	1,016
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	31,500 USD	1.96%	10/13/2017	1/9/2023	809
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	31,500 USD	2.00%	10/13/2017	1/9/2023	765
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	22,500 USD	1.95%	10/13/2017	1/9/2023	593
Forward Starting Swap[1]	3 mo. USD-LIBOR-BBA	250,000 USD	2.23%	12/20/2017	12/20/2027	11,652
Net Investment Hedge in GBP-denominated investments	USD-GBP exchange rate	9,000 GBP	N/A	7/15/2016	N/A	—
Net Investment Hedge in EUR-denominated investments	USD-EUR exchange rate	4,000 EUR	N/A	3/8/2018	N/A	—
Total hedging instruments						$41,875

1.	The forward starting swap has a mandatory early termination date of June 20, 2018.
As of March 31, 2018, the Company’s derivative instruments consisted of interest rate swaps, which are cash flow hedges used to hedge exposure to variability in future interest payments on its debt facilities. The Company's interest rate swap derivative instruments were reported in other assets at fair value of $41,888 and in other liabilities at fair value of $(13) at March 31, 2018.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

The table below details the location in the financial statements of the gain or loss recognized on the interest rate swaps designated as cash flow hedges for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Accumulated other comprehensive income:
Gain recognized in accumulated other comprehensive income[1]	$22,153	$—
Interest expense:
Gain reclassified from accumulated other comprehensive income into interest expense[1]	$268	$268
Gain recognized in interest expense (ineffective portion)[2]	—	46
Total recognized in interest expense on statements of operations	$268	$314

1.
Periods prior to January 1, 2018, when the Company adopted ASU 2017-12, include only the effective portion and periods subsequent to January 1, 2018 include both the effective and ineffective portions as the two amounts are no longer separately measured and reported. The first quarter of 2018 includes $103 related to the adoption of ASU 2017-02.

2.	Represents the ineffective portion and pertains only to periods prior to January 1, 2018, when the Company adopted ASU 2017-12.
During the next 12 months, the Company expects that $(7,947) will be reclassified from other comprehensive income as an increase in interest expense for the Company’s interest rate swaps as of March 31, 2018. Additionally, the Company will recognize $1,295 in interest expense on a straight-line basis over the remaining original term of terminated swaps through June 2019, representing amortization of the remaining accumulated other comprehensive income balance related to the swap, and of this amount $1,087 will be recognized in interest expense during the next 12 months.
The Company hedges exposure to changes in the exchange rates underlying its investments based in foreign currencies using non-derivative net investment hedges in conjunction with borrowings under the multicurrency tranche of its 2015 Revolving Credit Facility. In March 2018, the Company entered into a non-derivative net investment hedge on its euro-denominated investment in the Gramercy European Property Fund III and in prior periods, from September 2015 until disposal of the underlying investments in July 2017, the Company had a non-derivative net investment hedge on its investments in the Gramercy European Property Fund and the Goodman Europe JV, all of which had euros as their functional currencies. The Company’s non-derivative net investment hedge on its British pound sterling-denominated investments, which was entered into in July 2016, is used to hedge exposure to changes in the British pound sterling U.S. dollar exchange rate underlying its unconsolidated equity investment in the Goodman UK JV, which has British pounds sterling as its functional currency. The Company’s non-derivative net investment hedge values are reported at carrying value and are included in the balance of the senior unsecured revolving credit facility on the Consolidated Balance Sheets. During the three months ended March 31, 2018 and 2017, the Company recorded a net loss of $459 and $923, respectively, in other comprehensive income from the impact of exchange rates related to the non-derivative net investment hedges. When the non-derivative net investments being hedged are sold or substantially liquidated, the balance of the translation adjustment accumulated in other comprehensive income will be reclassified into earnings.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

9. Shareholders’ Equity (Deficit) of the Company
As of March 31, 2018 and December 31, 2017, the Company's authorized capital shares consisted of 500,000,000 shares of beneficial interest, $0.01 par value per share, of which the Company is authorized to issue up to 490,000,000 common shares of beneficial interest, $0.01 par value per share, or common shares, and 10,000,000 preferred shares of beneficial interest, $0.01 par value per share, or preferred shares. As of March 31, 2018, 160,782,765 common shares and 3,500,000 preferred shares were issued and outstanding.
In February 2018, the Company’s board of trustees authorized and the Company declared a dividend of $0.375 per common share for the first quarter of 2018, which was paid on April 16, 2018 to holders of record as of March 30, 2018.
Employee Share Purchase Plan
In June 2017, the Company’s shareholders approved an Employee Share Purchase Plan, or ESPP, which enables the Company’s eligible employees to purchase the common shares through payroll deductions. The ESPP has a maximum of 250,000 common shares available for issuance and provides for eligible employees to purchase the common shares during defined offering periods at a purchase price determined at the discretion of the board of trustees, which has been initially established to be equal to 90.0% of the lower of either (i) the closing price of the Company’s common shares on the first day of the offering period and (ii) the closing price of the Company’s common shares on the last day of the offering period. As of March 31, 2018, there were no shares issued under the ESPP.
Dividend Reinvestment Plan
In June 2016, the Company adopted a dividend reinvestment plan, or DRIP, under which shareholders may use their dividends and optional cash payments to purchase additional common shares of the Company. In August 2016, the Company registered 3,333,333 common shares related to the DRIP. During the three months ended March 31, 2018, 1,811 shares were issued under the DRIP and as of March 31, 2018 there were 3,323,962 shares available for issuance under the DRIP.
At-The-Market Equity Offering Program
In July 2016, the Company’s board of trustees approved the establishment of an “at the market” equity issuance program, or ATM Program, pursuant to which the Company may offer and sell common shares with an aggregate gross sales price of up to $375,000. During the three months ended March 31, 2018, the Company did not sell any common shares through the ATM Program.
Preferred Shares
Holders of the Company's 7.125% Series A Preferred Shares, or Series A Preferred Shares, are entitled to receive annual dividends of $1.78125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after August 15, 2019, the Company can, at its option, redeem the Series A Preferred Shares at par for cash. At March 31, 2018, the Company had 3,500,000 of its Series A Preferred Shares outstanding with a mandatory liquidation preference of $25.00 per share.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

Equity Incentive Plans
In June 2016, the Company instituted its 2016 Equity Incentive Plan, which was approved by the Company’s board of trustees and shareholders. As of March 31, 2018, there were 2,634,080 shares available for grant under the 2016 Equity Incentive Plan. The Company accounts for share-based compensation awards using fair value recognition provisions and assumes an estimated forfeiture rate which impacts the amount of compensation cost recognized over the benefit period.
Through March 31, 2018, 1,129,130 restricted shares had been issued under the Company’s equity incentive plans, including the 2016 Equity Incentive Plan and the Company’s previous equity incentive plans, of which 67.2% have vested. As of March 31, 2018 and December 31, 2017, the Company had 316,183 and 347,676 weighted average restricted shares outstanding, respectively. Compensation expense of $541 and $817 was recorded for the three months ended March 31, 2018 and 2017, respectively, related to the Company’s equity incentive plans. Compensation expense of $4,757 will be recorded over the course of the next 26 months representing the remaining weighted average vesting period of equity awards issued under the equity incentive plans as of March 31, 2018.
Compensation expense of $1,138 and $1,056 was recorded for the three months ended March 31, 2018 and 2017, respectively, for the Company's Outperformance Plans. Compensation expense of $10,188 will be recorded over the course of the next 35 months, representing the remaining weighted average vesting period of the awards issued under the Outperformance Plans as of March 31, 2018.
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

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

Earnings per share for the three months ended March 31, 2018 and 2017 are computed as follows:

	Three Months Ended March 31,
	2018	2017
Numerator – Income (loss):
Net income (loss) from continuing operations	$11,609	$(8,072)
Net loss from discontinued operations	—	(24)
Net income (loss) before net gain on disposals	11,609	(8,096)
Net gain on disposals	16,255	17,377
Net income	27,864	9,281
Less: Net income attributable to noncontrolling interest	(802)	(154)
Less: Nonforfeitable dividends allocated to participating shareholders	(203)	(276)
Less: Preferred share dividends	(1,559)	(1,559)
Net income available to common shares outstanding	$25,300	$7,292
Denominator – Weighted average shares:
Basic weighted average shares outstanding	160,408,136	140,907,399
Effect of dilutive securities:
Unvested non-participating share based payment awards	—	71,848
Options	8,764	15,576
Exchangeable Senior Notes	—	880,796
Diluted weighted average shares outstanding	160,416,900	141,875,619
The Company’s options and other share-based payment awards used in the computation of EPS were calculated using the treasury share method. As discussed in Note 5, 100.0% of the Company’s Exchangeable Senior Notes were exchanged for 5,258,420 of the Company’s common shares in September 2017, however for the three months ended March 31, 2017, the Company had the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess conversion premium in shares, thus for that period the Company only included the effect of the excess conversion premium in the calculation of Diluted EPS.
For the three months ended March 31, 2018 and 2017, the net income attributable to the outside interests in the Operating Partnership has been excluded from the numerator and 5,040,730 and 620,586, respectively, weighted average shares related to the outside interests in the Operating Partnership have been excluded from the denominator for the purpose of calculating Diluted EPS as there would have been no effect had such amounts been included. Refer to Note 11 for more information on the outside interests in the Operating Partnership.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

Accumulated other comprehensive income (loss)
Accumulated other comprehensive income (loss) as of March 31, 2018 and December 31, 2017 is comprised of the following:

	March 31, 2018	December 31, 2017
Net unrealized gain on derivative securities	$37,680	$15,630
Net unrealized gain on debt instruments	369	417
Foreign currency translation adjustments:
Net gain on non-derivative net investment hedges[1]	(162)	297
Other foreign currency translation adjustments	(4,757)	(5,734)
Reclassification of swap gain into interest expense	2,434	2,166
Cumulative effect of accounting change	103	—
Total accumulated other comprehensive income	$35,667	$12,776

1.
The foreign currency translation adjustment associated with the Company’s non-derivative net investment hedge related to its European investments is included in other comprehensive income (loss). The balance reflects write-offs of $1,851 on the Company’s non-derivative net investment hedge during the year ended December 31, 2017.

10. Partners’ Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership. As of March 31, 2018, the Company owned 160,782,765 of the outstanding general and limited partnership interests, or 96.75%, of the Operating Partnership. The number of common units in the Operating Partnership is equivalent to the number of outstanding common shares of the Company, and the entitlement of all the Operating Partnership’s common units to quarterly distributions and payments in liquidation are substantially the same as those of the Company's common shareholders. Similarly, in the case of each series of preferred units in the Operating Partnership held by the Company, there is a series of preferred shares that is equivalent in number and carries substantially the same terms as such series of the Operating Partnership’s preferred units.
Limited Partner Units
As of March 31, 2018, limited partners other than the Company owned 5,388,995 common units, or 3.25%, of the Operating Partnership.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

Earnings per Unit
The Operating Partnership's earnings per unit for the three months ended March 31, 2018 and 2017 are computed as follows:

	Three Months Ended March 31,
	2018	2017
Numerator – Income (loss):
Net income (loss) from continuing operations	$11,609	$(8,072)
Net loss from discontinued operations	—	(24)
Net income (loss) before net gain on disposals	11,609	(8,096)
Net gain on disposals	16,255	17,377
Net income	27,864	9,281
Less: Net gain attributable to noncontrolling interest in other partnerships	—	(120)
Less: Nonforfeitable dividends allocated to participating unitholders	(203)	(276)
Less: Preferred unit distributions	(1,559)	(1,559)
Net income available to common units outstanding	$26,102	$7,326
Denominator – Weighted average units:
Basic weighted average units outstanding	165,448,866	141,527,985
Effect of dilutive securities:
Unvested non-participating share based payment awards	—	71,848
Options	8,764	15,576
Exchangeable Senior Notes	—	880,796
Diluted weighted average units outstanding	165,457,630	142,496,205
11. Noncontrolling Interests
Noncontrolling interests represent the outside equity interests in the Operating Partnership as well as third-party equity interests in the Company’s other consolidated subsidiaries.
Outside equity interests in Operating Partnership
The outside equity interests in the Operating Partnership include common units of limited partnership interest in the Operating Partnership, or OP Units, and the earned and vested portion of limited partnership interests in the Operating Partnership granted by the Company pursuant to its share-based compensation plans, or LTIP Units, which are convertible on a one-for-one basis into OP Units. The aggregate outstanding noncontrolling interest in the Operating Partnership as of March 31, 2018 represented an interest of approximately 3.25% in the Operating Partnership. A portion of the Operating Partnership’s net income (loss) during each reporting period is attributed to noncontrolling interests based on the weighted average percentage ownership of both OP Unit holders and earned and vested LTIP Unit holders relative to the sum of the Company’s total outstanding common shares, OP Units, and earned and vested LTIP Units.
OP Units
During the three months ended March 31, 2018, the Company issued 996,098 OP Units as part of its contribution to fund its pro rata share of the E-Commerce JV’s acquisition of two properties. As of March 31, 2018, 4,729,480 OP Units were outstanding, which can be redeemed for 4,729,480 of the Company's shares. During the three months ended March 31, 2018 and the year ended December 31, 2017, 6,038 and 134,607 OP Units, respectively, were converted on a one-for-one basis into common shares of the Company. At March 31, 2018, 4,729,480 common shares of the Company

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

were reserved for issuance upon redemption of OP Units. OP Units are recorded at the greater of cost basis or fair market value based on the closing share price of the Company’s common shares at the end of the reporting period. As of March 31, 2018, the value of the OP units was $137,800.
LTIP Units
As of March 31, 2018, noncontrolling interest owners held 659,515 earned and vested LTIP Units, which, upon conversion into OP Units, can be redeemed for 659,515 of the Company’s common shares. During the three months ended March 31, 2018 and year ended December 31, 2017, there were no earned and vested LTIP Units converted into OP Units or redeemed for common shares of the Company. At March 31, 2018, 659,515 common shares of the Company were reserved for issuance upon conversion of the earned and vested LTIP Units into OP Units and their subsequent redemption for common shares.
Below is the rollforward of the activity relating to the noncontrolling interests in the Operating Partnership as of March 31, 2018:

Noncontrolling Interest
Balance at January 1, 2018	$113,530
Issuance of noncontrolling interests in the Operating Partnership	25,142
Redemption of noncontrolling interests in the Operating Partnership	(130)
Net income attribution	802
Fair value adjustments	232
Dividends	(1,776)
Balance at March 31, 2018	$137,800

Interests in Other Entities
There are entities that the Company consolidates into its Consolidated Financial Statements based on the structure of the entities and their control provisions. As of March 31, 2018, the Company consolidated the Lakemont Development Investment and during the year ended December 31, 2017 until its dissolution in the fourth quarter of 2017, the Company consolidated European Fund Manager, which were both consolidated VIEs of the Company. The Company’s interest in these entities is presented in the equity section of its Consolidated Financial Statements. Refer to Note 2 for further discussion of these entities and consolidation considerations.
12. Commitments and Contingencies
Funding Commitments
As of March 31, 2018, the Company is obligated to fund the development of one property and remaining improvements at three development properties, for which it has remaining cumulative future commitments of $59,104.
The Company has committed $64,257 (€52,187) to the Gramercy European Property Fund III. The Company contributed $2,460 (€1,977) to the Gramercy European Property Fund III as of March 31, 2018. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on March 31, 2018, in the case of unfunded commitments.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

The Company has a 51.0% interest in the E-Commerce JV and has committed capital to fund its pro rata share of the E-Commerce JV’s initial acquisition of six properties, as well as the acquisition of additional properties in the future, subject to the partners' approval. The Company's pro rata funding commitment for the initial six properties is estimated at approximately $110,000, which will be funded using a combination of OP Units and cash. As of March 31, 2018, the Company contributed approximately $30,206 to the E-Commerce JV, of which $1,130 was contributed in cash.
The Company has committed to fund $100,000 to Strategic Office Partners, of which $29,477 was funded as of March 31, 2018 and December 31, 2017. See Note 4 for further information on the Gramercy European Property Fund III, the E-Commerce JV, and Strategic Office Partners.
Legal Proceedings
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

	April 1 to December 31, 2018	2019	2020	2021	2022	Thereafter	Total
Ground Leases - Operating	$1,888	$2,593	$2,596	$2,567	$2,598	$73,175	$85,417
Ground Leases - Capital	1	—	—	—	—	329	330
Total	$1,889	$2,593	$2,596	$2,567	$2,598	$73,504	$85,747
13. Income Taxes
The Company has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute annually at least 90.0% of its ordinary taxable income to its shareholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its shareholders. The Operating Partnership is a limited partnership and therefore is generally not liable for federal corporate income taxes as income is reported in the tax returns of its partners. The Operating Partnership may, however, be subject to certain state and local taxes. The Operating Partnership has in the past established taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Typical transactions that could cause these TRSs to be subject to federal, state and local taxes would include, but are not limited to, gains on

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
March 31, 2018

property sales and management fee income. Tax expense from the Operating Partnership’s TRS for the three months ended March 31, 2018 and 2017 was immaterial.
The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of March 31, 2018 and December 31, 2017, the Company did not incur any material interest or penalties.
14. Supplemental Cash Flow Information
The following table represents supplemental cash flow disclosures for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Supplemental cash flow disclosures:
Interest paid	$19,320	$17,447
Income taxes paid	60	71
Proceeds from 1031 exchanges from sale of real estate	5	23,219
Use of funds from 1031 exchanges for acquisitions of real estate	(5)	(23,218)
Non-cash activity:
Fair value adjustment to noncontrolling interest in the Operating Partnership	$232	$(296)
Debt assumed in acquisition of real estate	—	3,680
Debt transferred in disposition of real estate	—	(10,456)
Non-cash acquisition of consolidated VIE	—	24,930
Dividend reinvestment plan proceeds	46	81
Redemption of units of noncontrolling interest in the Operating Partnership for common shares	(130)	(2,164)
Contributions to unconsolidated equity investments for units of noncontrolling interests in the operating partnership	25,141	—

15. Subsequent Events
In April 2018, the Company declared a second quarter 2018 common dividend of $0.375 per share, payable on July 16, 2018 to shareholders of record as of June 29, 2018. In April 2018, the Company also declared a second quarter 2018 dividend on its 7.125% Series A Preferred Shares in the amount of $0.44531 per share, payable on July 2, 2018 to preferred shareholders of record as of the close of business on June 19, 2018.
Subsequent to March 31, 2018, the Company closed on the disposition of a parcel of land for gross proceeds of approximately $975. Subsequent to March 31, 2018, the Company issued 570,863 OP Units valued at approximately $16,663 in connection with its contribution to the E-Commerce JV for the acquisition of two properties.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Unaudited, dollar amounts in thousands, except per share and per unit data)
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
We earn revenues primarily through rental revenues on properties that we own in the United States. We also own unconsolidated equity investments in the United States, Europe, and Asia. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner. As of March 31, 2018, third-party holders of limited partnership interests owned approximately 3.25% of the Operating Partnership. These interests are referred to as the noncontrolling interests in the Operating Partnership.
As of March 31, 2018, our wholly-owned portfolio consisted of 362 properties comprising 80,884,942 rentable square feet with 97.3% occupancy. As of March 31, 2018, we had ownership interests in 20 properties held in unconsolidated equity investments in the United States and Europe and one property held through the investment in CBRE Strategic Partners Asia. As of March 31, 2018, we managed approximately $1,960,000 of commercial real estate assets, including approximately $1,408,000 of assets in Europe.
During the three months ended March 31, 2018, we acquired one property with 162,056 square feet for a purchase price of approximately $10,550 and placed one development property into service with 126,722 square feet. During the three months ended March 31, 2018, we sold five properties and one warehouse from another asset aggregating 1,546,091 square feet for total gross proceeds of approximately $111,012.
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
Unless the context requires otherwise, all references to “Company," "Gramercy,” “we,” “our” and “us” mean Gramercy Property Trust and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.

Results of Operations
Comparison of the three months ended March 31, 2018 to the three months ended March 31, 2017
Revenues

	2018	2017	Change
Rental revenue	$122,245	$103,282	$18,963
Operating expense reimbursements	23,310	20,368	2,942
Third-party management fees	2,790	4,592	(1,802)
Other income	1,135	1,752	(617)
Total revenues	$149,480	$129,994	$19,486
Equity in net loss of unconsolidated equity investments	$(926)	$(94)	$(832)

The increase of $18,963 in rental revenue and $2,942 in operating expense reimbursements is due to the increase in our wholly-owned property portfolio of 362 properties as of March 31, 2018 compared to 318 properties as of March 31, 2017.
The decrease of $1,802 in third-party management fees is primarily attributable to a decrease of $3,162 in asset management, property management, incentive fees and accounting fees earned from our contract with KBS, which expired on March 31, 2017. This partially offset by an increase of $1,080 in revenue from our European management platform during the three months ended March 31, 2018 compared to the three months ended March 31, 2017.
For the three months ended March 31, 2018, other income is primarily comprised of investment income of $894. For the three months ended March 31, 2017, other income is primarily comprised of property related income of $1,127 and investment income of $633.
The equity in net loss of unconsolidated equity investments of $926 and $94 for the three months ended March 31, 2018 and 2017, respectively, represents our proportionate share of the loss generated by our equity investments.

Expenses

	2018	2017	Change
Depreciation and amortization	$71,516	$62,217	$9,299
Property operating expenses	27,088	23,186	3,902
General and administrative expenses	9,686	8,756	930
Property management expenses	2,542	3,084	(542)
Interest expense	25,492	23,056	2,436
Net impairment recognized in earnings	—	4,890	(4,890)
Loss on extinguishment of debt	—	208	(208)
Impairment of real estate investments	—	12,771	(12,771)
Provision for taxes	621	(196)	817
Net gain on disposals	(16,255)	(17,377)	1,122
Total expenses	$120,690	$120,595	$95
The increase of $9,299 in depreciation and amortization expense and $3,902 in property operating expenses is due to our wholly-owned property portfolio of 362 properties as of March 31, 2018 compared to 318 properties as of March 31, 2017. Property operating expenses are comprised of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue.
The increase of $930 in general and administrative expense is primarily attributable to the increase in transaction costs of $901 during the three months ended March 31, 2018.
Property management expenses are comprised of costs related to our asset and property management business. The decrease of $542 in property management expenses is primarily related to the reduction of expenses associated with the KBS arrangement which ended in the first quarter of 2017. The decrease is partially offset by the increase in expenses related to our European management platform.
The increase of $2,436 in interest expense is primarily due to increased borrowings on our 2015 Revolving Credit Facility and the upsize of our 7-Year Term Loan.
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
The provision for taxes was $621 and $(196) for the three months ended March 31, 2018 and 2017, respectively. The increase in our tax provision is primarily attributable to the increase in estimated taxes related to our European management platform.
During the three months ended March 31, 2018 and 2017, we realized a net gain on disposals of $16,255 and $17,377, respectively, related to the disposals of properties during the periods.

Liquidity and Capital Resources
Liquidity is a measurement of our ability to meet cash requirements, including ongoing commitments to fund acquisitions of real estate assets, repay borrowings, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term and long-term liquidity requirements, including working capital, distributions, debt service and additional investments, consist of: (i) borrowings under our unsecured revolving credit facility and term loans;(ii) proceeds from sales of real estate;(iii) cash flow from operations; and (iv) proceeds from our common equity and debt offerings. We believe these sources of financing will be sufficient to meet our short-term and long-term liquidity requirements.
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
Cash Flows
Net cash provided by operating activities increased $14,344 to $72,823 for the three months ended March 31, 2018 compared to $58,479 for the same period in 2017. Operating cash flow was generated primarily by net rental revenue from our real estate investments.
Net cash provided by investing activities for the three months ended March 31, 2018 was $73,380 compared to net cash used in investing activities of $87,638 during the same period in 2017. The increase in cash flow related to investing activities in 2018 is primarily attributable to a decrease in acquisition of real estate and increased proceeds from sales of real estate.
Net cash used in financing activities for the three months ended March 31, 2018 was $132,290 as compared to net cash provided by financing activities of $18,188 during the same period in 2017. The decrease in cash flow in 2018 is primarily attributable to net paydowns on our unsecured credit facility and increased dividend payments in 2018, as well as proceeds from sales of our common shares in 2017.

Equity Structure
As of March 31, 2018 and December 31, 2017, our authorized capital shares consists of 500,000,000 shares of beneficial interest, $0.01 par value per share, of which we are authorized to issue up to 490,000,000 common shares of beneficial interest, $0.01 par value per share, or common shares, and 10,000,000 preferred shares of beneficial interest, $0.01 par value per share, or preferred shares. As of March 31, 2018, 160,782,765 common shares and 3,500,000 preferred shares were issued and outstanding.
Market Capitalization
At March 31, 2018, our consolidated market capitalization was $6,378,453 based on a common share price of $21.73 per share, the closing price of our common shares on the NYSE on March 31, 2018. Market capitalization includes consolidated debt and common and preferred shares.
Dividends
To maintain our qualification as a REIT, we must pay annual dividends to our shareholders of at least 90.0% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash, we must first meet both our operating requirements and scheduled debt service on our mortgages and other loans payable. Dividends per share declared during 2017 and 2018 are as follows:

Quarter Ended	Common dividends [1]	Preferred dividends
March 31, 2017	$0.375	$0.445
June 30, 2017	$0.375	$0.445
September 30, 2017	$0.375	$0.445
December 31, 2017	$0.375	$0.445
March 31, 2018	$0.375	$0.445

1.	Common dividends declared for a quarter are accrued for during the quarter and then paid to common shareholders of record as of the end of the quarter during the month following the quarter-end.
Indebtedness
Secured Debt
Mortgage Notes
Certain real estate assets are subject to mortgage notes. During the three months ended March 31, 2018, we did not assume or pay off any mortgages notes. During the year ended December 31, 2017, we assumed $181,107 of non-recourse mortgages in connection with seven real estate acquisitions. During the three months ended March 31, 2017, we refinanced the debt on two properties encumbered by a mortgage note, subsequently transferred the mortgage on these two properties to the buyer of the properties, and, as a result, recorded a net loss on the early extinguishment of debt of $208. Our mortgage notes include a series of financial and other covenants with which we must comply in order to borrow under them. We were in compliance with the covenants under the mortgage note facilities as of March 31, 2018.
As of March 31, 2018, we have $550,953 total outstanding principal under our mortgage notes, which encumber 50 properties, and have a weighted average remaining term of 4.6 years and a weighted average interest rate of 4.42%.

Weighted averages are based on outstanding principal balances as of March 31, 2018 and the interest rate reflects the effects of interest rate swaps and amortization of financing costs and fair market value premiums or discounts. Refer to Note 5 of the accompanying financial statements for additional information on our secured debt obligations.
Unsecured Debt
2015 Credit Facility and Term Loans
In December 2015, we entered into an agreement, or the Credit Agreement, for a new $1,900,000 credit facility, or the 2015 Credit Facility, consisting of an $850,000 senior unsecured revolving credit facility, or the 2015 Revolving Credit Facility, and $1,050,000 term loan facility with JPMorgan Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated. The 2015 Revolving Credit Facility consists of a $750,000 U.S. dollar revolving credit facility and a $100,000 multicurrency revolving credit facility. The 2015 Revolving Credit Facility matures in January 2020, but may be extended for two additional six-month periods upon the payment of applicable fees and satisfaction of certain customary conditions. The term loan facility, or the 2015 Term Loan, consists of a $300,000 term loan facility that matures in January 2019 with one 12-month extension option, or the 3-Year Term Loan, and a $750,000 term loan facility that matures in January 2021, or the 5-Year Term Loan. In December 2015, we also entered into a new $175,000 7-year unsecured term loan with Capital One, N.A., or the 7-Year Term Loan, which matures in January 2023. In October 2017, we modified the 7-Year Term Loan by increasing the loan amount to $400,000 and reducing the interest rate to the terms described below.
Outstanding borrowings under the 2015 Revolving Credit Facility incur interest at a floating rate based upon, at our option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.88% to 1.55%, depending on our credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0.00% to 0.55%, depending on our credit ratings. We are also required to pay quarterly in arrears a 0.13% to 0.30% facility fee, depending on the credit ratings, on the total commitments under the 2015 Revolving Credit Facility. Outstanding borrowings under the 2015 Term Loan and 7-Year Term Loan incur interest at a floating rate based upon, at our option, either (i) adjusted LIBOR plus an applicable margin ranging from 0.90% to 1.75%, depending on our credit ratings, or (ii) the alternate base rate plus an applicable margin ranging from 0.00% to 0.75%, depending on our credit ratings. The alternate base rate for the 2015 Revolving Credit Facility and 7-Year Term Loan is the greater of (x) the prime rate announced by JPMorgan Chase Bank, N.A. or Capital One, respectively, (y) 0.50% above the Federal Funds Effective Rate, and (z) the adjusted LIBOR for a one-month interest period plus 1.00%.
Our unsecured borrowing facilities include a series of financial and other covenants which which we must comply in order to borrow under them. We were in compliance with the covenants under the facilities as of March 31, 2018. Refer to the table at the end of Note 5 of the accompanying financial statements for specific terms and our outstanding borrowings under the facilities.
Senior Unsecured Notes
During 2015 and 2016, we issued and sold an aggregate $500,000 principal amount of senior unsecured notes payable in private placements, which have maturities ranging from 2022 through 2026 and bear interest semiannually at rates ranging from 3.89% to 4.97%. Refer to the table at the end of the section for specific terms of the outstanding notes.

Exchangeable Senior Notes
In September 2017, our $115,000 of 3.75% Exchangeable Senior Notes were exchanged for 5,258,420 of our common shares.
The terms of our unsecured sources of financing and their combined aggregate principal maturities as of March 31, 2018 and December 31, 2017 are as follows:

	Stated Interest Rate	Effective Interest Rate [1]	Maturity Date	Outstanding Balance
				March 31, 2018	December 31, 2017
2015 Revolving Credit Facility - USD tranche	2.89%	2.89%	1/8/2020	$275,000	$345,000
2015 Revolving Credit Facility - Multicurrency tranche	1.32%	1.32%	1/8/2020	17,543	12,162
3-Year Term Loan	2.91%	2.33%	1/8/2019	300,000	300,000
5-Year Term Loan	2.91%	2.70%	1/8/2021	750,000	750,000
7-Year Term Loan	2.76%	3.00%	1/9/2023	400,000	400,000
2015 Senior Unsecured Notes	4.97%	5.07%	12/17/2024	150,000	150,000
2016 Senior Unsecured Notes	3.89%	4.00%	12/15/2022	150,000	150,000
2016 Senior Unsecured Notes	4.26%	4.38%	12/15/2025	100,000	100,000
2016 Senior Unsecured Notes	4.32%	4.43%	12/15/2026	100,000	100,000
Total unsecured debt				2,242,543	2,307,162
Net deferred financing costs and net debt discount				(4,872)	(5,063)
Total unsecured debt, net				$2,237,671	$2,302,099

1.
Represents the rate at which interest expense is recorded for financial reporting purposes as of March 31, 2018, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

Derivatives and Non-Derivative Hedging Instruments
As of March 31, 2018, our derivative instruments consist of interest rate swaps, which are cash flow hedges. Changes in the effective portion of the fair value of derivatives designated as hedging instruments are recognized in other comprehensive income until the hedged item expires or is recognized in earnings. Prior to our adoption of ASU 2017-12 on January 1, 2018, described in Note 2 of the accompanying financial statements, the ineffective portion of the change in fair value of a derivative designated as a hedge was immediately recognized in earnings, however subsequent to adoption the entire change in fair value is recognized in other comprehensive income until the hedged item is recognized in earnings. As a result of adoption, we recorded a decrease to our opening retained earnings balance and a corresponding increase to our opening accumulated other comprehensive income balance of $103 as of January 1, 2018, which represents the cumulative amount of hedge ineffectiveness recorded in the Consolidated Statements of Operations at the time of adoption. Derivative accounting may increase or decrease reported net income and shareholders’ equity, depending on future levels of LIBOR interest rates, foreign exchange rates, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.
Borrowings on the multicurrency tranche of our 2015 Revolving Credit Facility, which are designated as non-derivative net investment hedges, are recognized at par value based on the exchange rate in effect on the date of the draw. Subsequent changes in the exchange rate of our non-derivative net investment hedge are recognized as part of the cumulative foreign currency translation adjustment within other comprehensive income. Refer to Note 7 and Note 8 of the accompanying financial statements for additional information on our derivatives and non-derivative hedging instruments, including the fair value measurement of these instruments, as applicable.

The following table summarizes our derivatives and hedging instruments at March 31, 2018. The aggregate fair value of our derivatives is presented in our Consolidated Balance Sheets in derivative instruments and the aggregate carrying value of the non-derivative net investment hedges is included in the balance of our 2015 Revolving Credit Facility. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks.

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap - Waco	1 mo. USD-LIBOR-BBA	14,815 USD	4.55%	12/19/2013	12/19/2020	$(13)
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.22%	12/19/2016	12/17/2018	615
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.23%	12/19/2016	12/17/2018	612
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.24%	12/19/2016	12/17/2018	604
Interest Rate Swap - 5-Year Term Loan	1 mo. USD-LIBOR-BBA	750,000 USD	1.60%	12/17/2015	12/17/2020	17,010
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	175,000 USD	1.82%	12/17/2015	1/9/2023	5,660
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	60,000 USD	1.95%	10/13/2017	1/9/2023	1,599
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	40,000 USD	2.01%	10/13/2017	1/9/2023	953
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	39,500 USD	1.96%	10/13/2017	1/9/2023	1,016
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	31,500 USD	1.96%	10/13/2017	1/9/2023	809
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	31,500 USD	2.00%	10/13/2017	1/9/2023	765
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	22,500 USD	1.95%	10/13/2017	1/9/2023	593
Forward Starting Swap[1]	3 mo. USD-LIBOR-BBA	250,000 USD	2.23%	12/20/2017	12/20/2027	11,652
Net Investment Hedge in GBP-denominated investments	USD-GBP exchange rate	9,000 GBP	N/A	7/15/2016	N/A	—
Net Investment Hedge in EUR-denominated investments	USD-EUR exchange rate	4,000 EUR	N/A	3/8/2018	N/A	—
Total hedging instruments						$41,875

1.	The forward starting swap has a mandatory early termination date of June 20, 2018.
As of March 31, 2018, our derivative instruments consist of interest rate swaps, which are cash flow hedges used to hedge exposure to variability in future interest payments on our debt facilities. Our interest rate swap derivative instruments were reported in other assets at fair value of $41,888 and in other liabilities at fair value of $(13) at March 31, 2018.

The table below details the location in the financial statements of the gain or loss recognized on the interest rate swaps designated as cash flow hedges for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
Accumulated other comprehensive income:
Gain recognized in accumulated other comprehensive income[1]	$22,153	$—
Interest expense:
Gain reclassified from accumulated other comprehensive income into interest expense[1]	$268	$268
Gain recognized in interest expense (ineffective portion)[2]	—	46
Total recognized in interest expense on statements of operations	$268	$314

1.
Periods prior to January 1, 2018, when we adopted ASU 2017-12, include only the effective portion and periods subsequent to January 1, 2018 include both the effective and ineffective portions as the two amounts are no longer separately measured and reported. The first quarter of 2018 includes $103 related to the adoption of ASU 2017-02.

2.	Represents the ineffective portion and pertains only to periods prior to January 1, 2018, when we adopted ASU 2017-12.
Refer to Note 8 of the accompanying financial statements for additional information on our derivative and non-derivative hedging instruments.

Contractual Obligations
We are obligated to fund capital expenditures related to our real estate investments, which primarily consist of expenditures to maintain assets, tenant improvement allowances and other construction or expansion obligations under tenant leases, and leasing commissions. As of March 31, 2018, we had commitments relating to tenant improvement allowances and funding obligations under leases totaling approximately $17,261 that are expected to be funded over the next five years. As of March 31, 2018, we are obligated to fund the development of one property and remaining improvements at three development properties, for which we have remaining cumulative future commitments of $59,104.
We have committed $64,257 (€52,187) to the Gramercy European Property Fund III. We contributed $2,460 (€1,977) to the Gramercy European Property Fund III as of March 31, 2018. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on March 31, 2018, in the case of unfunded commitments.
We have a 51.0% interest in the E-Commerce JV and have committed capital to fund our pro rata share of the E-Commerce JV’s initial acquisition of six properties, as well as the acquisition of additional properties in the future, subject to the partners' approval. Our pro rata funding commitment for the initial six properties is estimated at approximately $110,000, which will be funded using a combination of OP Units and cash. As of March 31, 2018, we contributed approximately $30,206 to the E-Commerce JV, of which $1,130 was contributed in cash.
We have committed to fund $100,000 to Strategic Office Partners, of which $29,477 was funded as of March 31, 2018 and December 31, 2017. See Note 4 in the accompanying financial statements for further information on the Gramercy European Property Fund III, the E-Commerce JV, and Strategic Office Partners.
We have certain properties acquired that are subject to ground leases, which are accounted for as operating leases. The ground leases have varying ending dates, renewal options and rental rate escalations, with the latest leases extending to June 2053. Combined aggregate principal maturities and future minimum payments of our unsecured debt obligations, non-recourse mortgages, and ground leases, in addition to associated interest payments as of March 31, 2018 are as follows:

	April 1 to December 31, 2018	2019	2020	2021	2022	Thereafter	Above market interest	Total
2015 Revolving Credit Facility	$—	$—	$292,543	$—	$—	$—	$—	$292,543
Term Loans	—	300,000	—	750,000	—	400,000	—	1,450,000
Mortgage Notes Payable [1]	66,599	30,450	62,834	19,256	141,929	229,885	—	550,953
Senior Unsecured Notes	—	—	—	—	150,000	350,000	—	500,000
Ground Leases	1,889	2,593	2,596	2,567	2,598	73,504	—	85,747
Interest Payments [2]	82,144	97,025	87,135	57,199	53,364	64,772	3,648	445,287
Total	$150,632	$430,068	$445,108	$829,022	$347,891	$1,118,161	$3,648	$3,324,530

1.	Mortgage note payments reflect accelerated repayment dates, when applicable, pursuant to the related agreement.

2.	Interest payments do not reflect the effect of interest rate swaps.
We have several office locations, which are each subject to operating lease agreements. These office locations include our corporate office at 90 Park Avenue, New York, New York, and our various regional offices located across the United States and Europe.

Leasing Agreements
Future minimum rental revenue under non-cancelable leases, excluding reimbursements for operating expenses, as of March 31, 2018 are as follows:

	April 1 to December 31, 2018	2019	2020	2021	2022	Thereafter	Total
Future Rents	$338,938	$442,926	$417,634	$383,264	$333,713	$1,729,063	$3,645,538
Future straight-line rent adjustments under non-cancelable leases as of March 31, 2018 are as follows:

	April 1 to December 31, 2018	2019	2020	2021	2022	Thereafter	Total
Straight-line Rent Adjustments	$16,755	$13,584	$4,976	$(585)	$(3,396)	$(103,752)	$(72,418)
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including joint ventures and equity investments. These investments all have varying ownership structures. Substantially all of our joint venture and equity investment arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture and equity investment arrangements. Our off-balance sheet arrangements and financial results are discussed in detail in Note 4 in the accompanying financial statements.
Transactions with Trustee Related Entities and Related Parties
Our CEO, Gordon F. DuGan, was on the board of directors of the Gramercy European Property Fund prior to its sale in July 2017 and committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Limited collectively committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund prior to the sale of its assets in July 2017. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on March 31, 2018, in the case of unfunded commitments.
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
Core FFO and AFFO are Company-defined measures. Core FFO is presented excluding transaction costs, acquisition costs, gain (loss) on extinguishment of debt, other-than-temporary impairments on retained bonds, mark-to-market on interest rate swaps, and one-time charges. Our AFFO also excludes non-cash share-based compensation expense, amortization of market lease intangibles, amortization of deferred financing costs and non-cash interest, amortization of free rent received at property acquisition, straight-line rent, and other adjustments including non-real estate depreciation and amortization and straight-line rent related to corporate office leases. Core FFO and AFFO include applicable adjustments for unconsolidated partnerships and joint ventures. We believe that Core FFO and AFFO are useful supplemental measures regarding our operating performances as they provide a meaningful and consistent comparison of our operating performance and allow investors to more easily compare our operating results.
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

FFO, Core FFO, and AFFO for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Net income attributable to common shareholders	$25,503	$7,568
Depreciation and amortization	71,516	62,217
FFO adjustments for unconsolidated equity investments	1,921	2,253
Net income attributable to noncontrolling interest	802	154
Net loss from discontinued operations	—	24
Impairment of real estate investments	—	12,771
Other adjustments[1]	(200)	(208)
Net gain on disposals	(16,255)	(17,377)
Funds from operations attributable to common shareholders and unitholders	$83,287	$67,402
Core FFO adjustments for unconsolidated equity investments	674	—
Other-than-temporary impairments on retained bonds	—	4,890
Transaction costs	1,044	—
Loss on extinguishment of debt	—	208
Mark-to-market on interest rate swaps	—	(46)
Core funds from operations attributable to common shareholders and unitholders	$85,005	$72,454
Non-cash share-based compensation expense	1,856	2,054
Amortization of deferred financing costs and non-cash interest	514	840
Other adjustments[2]	154	208
Amortization of free rent received at property acquisition	429	304
AFFO adjustments for unconsolidated equity investments	(43)	14
Straight-line rent	(7,025)	(7,260)
Amortization of market lease intangibles[3]	(392)	(547)
Adjusted funds from operations attributable to common shareholders and unitholders	$80,498	$68,067

Funds from operations per share – basic	$0.50	$0.48
Funds from operations per share – diluted	$0.50	$0.47
Core funds from operations per share – basic	$0.51	$0.51
Core funds from operations per share – diluted	$0.51	$0.51
Adjusted funds from operations per share – basic	$0.49	$0.48
Adjusted funds from operations per share – diluted	$0.49	$0.48
Basic weighted average common shares outstanding – EPS	160,408,136	140,907,399
Weighted average partnership units held by noncontrolling interest	5,040,730	620,586
Weighted average common shares and units outstanding	165,448,866	141,527,985
Diluted weighted average common shares and common share equivalents outstanding – EPS	160,416,900	141,875,619
Weighted average partnership units held by noncontrolling interest	5,040,730	620,586
Weighted average share-based payment awards	316,014	471,328
Diluted weighted average common shares and units outstanding	165,773,644	142,967,533

1.	Includes non-real estate depreciation and amortization.

2.
Includes non-real estate depreciation, amortization, and straight-line rent related to corporate office leases. Corporate office related straight-line rent has been reclassified into this line for the three months ended March 31, 2018.

3.	Includes amortization of lease inducement costs and market lease intangibles.

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
Recently Issued Accounting Pronouncements
Please refer to Note 2 in the accompanying footnotes to our Consolidated Financial Statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
(Unaudited, dollar amounts in thousands)
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
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investments in commercial real estate with fixed rate, senior unsecured debt, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decrease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps and forward starting swaps to manage our exposure to interest rate changes. We may also employ forward starting derivative instruments to hedge qualifying anticipated transactions. We currently have a 2015 Revolving Credit Facility, several term loans and one mortgage note which are based upon a floating rate which have an aggregate outstanding balance of $1,757,358 at March 31, 2018, of which $1,464,815 is hedged effectively by interest rate swaps which we believe will mitigate the interest rate risk related to these borrowings.

The following chart shows our floating rate debt instruments, including debt that is hedged by interest rate swaps, and the related interest rates, maturity dates and balances as of March 31, 2018:

Floating Rate Debt Instrument	Stated Interest Rate	Effective Interest Rate [1]	Maturity Date	Balance at March 31, 2018
2015 Revolving Credit Facility[2]	2.89%	2.89%	1/8/2020	$275,000
2015 Revolving Credit Facility - Multicurrency tranche[2]	1.32%	1.32%	1/8/2020	17,543
3-Year Term Loan	2.91%	2.33%	1/8/2019	300,000
5-Year Term Loan	2.91%	2.70%	1/8/2021	750,000
7-Year Term Loan	2.76%	3.00%	1/9/2023	400,000
Mortgage note payable - Waco	3.77%	4.75%	12/19/2020	14,815
Total Floating Rate Debt Instruments				$1,757,358

1.
Represents the rate at which interest expense is recorded for financial reporting purposes as of March 31, 2018, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

2.	These floating rate debt instruments are not hedged by interest rate swaps.
The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the interest rate risk related to the 2015 Revolving Credit Facility:

Change in LIBOR	Projected Decrease in Net Income
Base case
+100 bps	$(739)
+200 bps	$(1,479)
+300 bps	$(2,218)
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
Foreign Currency Exchange Rate Risk
During the periods presented, we had investments, either directly or through unconsolidated equity interests, in Europe and Asia, and we perform asset management services and have capital commitments to an equity investment in Europe. As a result, we are subject to exchange rate risk from the effects of exchange rate movements in the euro and the British pound sterling, which may affect future costs and cash flows. We hedge our foreign currency exposure related to our foreign investments primarily by financing our investments in the local currency denominations and through the use of net investment hedge instruments. Additionally, we may enter into foreign currency forward contracts to manage our exposure to foreign currency exchange rate movements. We are currently a net payer of various foreign currencies (we pay out more cash than we receive) due to our commitments to the Gramercy European Property Fund III, and therefore our foreign operations benefit from a weaker U.S. dollar, and are adversely affected by a stronger U.S.

dollar, relative to the foreign currency. In 2017, we were a net receiver of various foreign currencies as our commitments to the Gramercy European Property Fund were fully funded and, in July 2017, the assets in the Gramercy European Property Fund as well as our interest in the Goodman Europe JV were sold to a third party.
As of March 31, 2018 and December 31, 2017, we had outstanding borrowings of $17,543 (€4,000 and £9,000) and $12,162 (€0 and £9,000), respectively, under the multicurrency tranche of our 2015 Revolving Credit Facility, which we designated as a non-derivative net investment hedging instrument pursuant to ASC 815 to mitigate our risk from fluctuations in the exchange rates between the U.S. dollar and both the euro, prior to the aforementioned sale of our euro-denominated investments, and British pound sterling. Our unhedged net investment in foreign currencies was $3,800 and $6,555 as of March 31, 2018 and December 31, 2017, respectively, based on the period ending U.S. dollar values of the hedge of $17,543 and $12,162, respectively.

ITEM 4.	CONTROLS AND PROCEDURES
Gramercy Property Trust
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time frame specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Also, we have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.
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
GPT Operating Partnership LP
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time frame specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer of the Company in its role as the sole general partner of the Operating Partnership, as appropriate, to allow for timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 13a-15(e). Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within our company to disclose material information otherwise required to be set forth in our periodic reports. Also, we have investments in certain unconsolidated entities. As we do not control these entities, our disclosure controls and procedures with respect to such entities are necessarily substantially more limited than those we maintain with respect to our consolidated subsidiaries.
As of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer of the Company, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.
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
There have been no material changes to the risk factors as disclosed in the section entitled “Risk Factors” beginning on page 11 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and filed with the SEC. Please review the Risk Factors set forth in the Form 10-K.

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

GRAMERCY PROPERTY TRUST

Dated: May 1, 2018	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GPT Operating Partnership LP

Dated: May 1, 2018	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer, Gramercy Property Trust, the sole general partner of the Operating Partnership (duly authorized officer and principal financial and accounting officer)