Form 10-Q
period 2018-06-30
Gramercy Property Trust; GPT Operating Partnership LP
filed 2018-07-31
CIK 1297587, 1708204

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
or

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

Gramercy Property Trust    Yes ☐      No ☒        GPT Operating Partnership LP Yes ☐      No ☒

The number of shares outstanding of Gramercy Property Trust’s common shares of beneficial interest, $0.01 par value, was 160,795,797 as of July 26, 2018.

EXPLANATORY NOTE
This report combines the quarterly reports on Form 10-Q for the period ended June 30, 2018 of Gramercy Property Trust and GPT Operating Partnership LP. Unless stated otherwise or the context otherwise requires, references to "Gramercy Property Trust," the "Company" or "Gramercy" mean Gramercy Property Trust and its consolidated subsidiaries; and references to "GPT Operating Partnership LP," the "Operating Partnership" or "GPTOP" mean GPT Operating Partnership LP and its consolidated subsidiaries. The terms "we," "our" and "us" mean the Company and all the entities owned or controlled by the Company, including the Operating Partnership.
The Company is a Maryland real estate investment trust, or REIT, which operates as a self-administered and self-managed entity and is the sole general partner of the Operating Partnership. As the general partner of the Operating Partnership, the Company has full, exclusive and complete responsibility and discretion in the day-to-day management and control of the Operating Partnership.
As of June 30, 2018, the Company owned 96.42% of the outstanding general and limited partnership interest in the Operating Partnership. As of June 30, 2018, noncontrolling investors owned approximately 3.58% of the outstanding limited partnership interest in the Operating Partnership. We refer to these interests as the noncontrolling interests in the Operating Partnership.
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

GRAMERCY PROPERTY TRUST
FORM 10-Q

Gramercy Property Trust
Consolidated Balance Sheets
(Unaudited, amounts in thousands, except share and per share data)

PART I.	FINANCIAL INFORMATION

ITEM I.	FINANCIAL STATEMENTS

	June 30, 2018	December 31, 2017
Assets:
Real estate investments, at cost:
Land	$1,008,704	$1,023,908
Building and improvements	4,849,168	4,863,916
Less: accumulated depreciation	(410,020)	(333,151)
Total real estate investments, net	5,447,852	5,554,673
Cash and cash equivalents	59,741	30,231
Restricted cash	12,026	12,723
Investment in unconsolidated equity investments	147,282	70,214
Assets held for sale, net	—	402
Tenant and other receivables, net	94,260	88,750
Acquired lease assets, net of accumulated amortization of $265,990 and $220,473	537,824	598,559
Other assets	134,763	100,484
Total assets	$6,433,748	$6,456,036
Liabilities and Equity:
Liabilities:
Senior unsecured revolving credit facility	$441,773	$357,162
Mortgage notes payable, net	499,215	563,521
Senior unsecured notes, net	496,990	496,785
Senior unsecured term loans, net	1,448,330	1,448,152
Total long-term debt, net	2,886,308	2,865,620
Accounts payable and accrued expenses	45,774	59,619
Dividends payable	62,601	61,971
Below market lease liabilities, net of accumulated amortization of $33,302 and $28,978	148,661	166,491
Other liabilities	54,462	50,002
Total liabilities	$3,197,806	$3,203,703
Commitments and contingencies
Noncontrolling interest in the Operating Partnership	156,293	113,530
Equity:
Common shares, par value $0.01, 160,792,820 and 160,686,822 issued and outstanding at June 30, 2018 and December 31, 2017, respectively	1,608	1,607
Series A cumulative redeemable preferred shares, par value $0.01, liquidation preference $87,500, and 3,500,000 shares authorized, issued and outstanding at June 30, 2018 and December 31, 2017	84,394	84,394
Additional paid-in-capital	4,406,445	4,409,677
Accumulated other comprehensive income	29,125	12,776
Accumulated deficit	(1,442,153)	(1,369,872)
Total shareholders' equity	3,079,419	3,138,582
Noncontrolling interest in other entities	230	221
Total equity	$3,079,649	$3,138,803
Total liabilities and equity	$6,433,748	$6,456,036

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statements of Operations
(Unaudited, amounts in thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental revenue	$119,177	$108,261	$241,422	$211,543
Operating expense reimbursements	22,346	19,628	45,656	39,996
Third-party management fees	2,374	1,638	5,164	6,230
Other income	1,698	1,838	2,833	3,590
Total revenues	145,595	131,365	295,075	261,359
Operating expenses
Depreciation and amortization	68,479	62,176	139,995	124,393
Property operating expenses	26,018	23,219	53,106	46,405
General and administrative expenses	8,862	9,100	18,548	17,856
Property management expenses	2,616	2,435	5,158	5,519
Merger-related expenses	1,945	—	1,945	—
Total operating expenses	107,920	96,930	218,752	194,173
Operating income	37,675	34,435	76,323	67,186
Other expenses:
Interest expense	(25,597)	(23,239)	(51,089)	(46,295)
Other-than-temporary impairment	—	—	—	(4,081)
Portion of impairment recognized in other comprehensive loss	—	—	—	(809)
Net impairment recognized in earnings	—	—	—	(4,890)
Gain on derivative instruments	14,970	—	14,970	—
Equity in net income (loss) of unconsolidated equity investments	(1,838)	248	(2,764)	154
Gain on extinguishment of debt	83	268	83	60
Impairment losses	(4,601)	(5,580)	(4,601)	(18,351)
Income (loss) from continuing operations before provision for taxes	20,692	6,132	32,922	(2,136)
Benefit (provision) for taxes	62	(147)	(559)	49
Income (loss) from continuing operations	20,754	5,985	32,363	(2,087)
Loss from discontinued operations	—	(28)	—	(52)
Income (loss) before net gain on disposals	20,754	5,957	32,363	(2,139)
Net gain on disposals	4,523	2,002	20,778	19,379
Net income	25,277	7,959	53,141	17,240
Net (income) loss attributable to noncontrolling interest	(845)	113	(1,647)	(41)
Net income attributable to Gramercy Property Trust	24,432	8,072	51,494	17,199
Preferred share dividends	(1,558)	(1,558)	(3,117)	(3,117)
Net income available to common shareholders	$22,874	$6,514	$48,377	$14,082
Basic earnings per share:
Net income from continuing operations, after preferred dividends	$0.14	$0.04	$0.30	$0.09
Loss from discontinued operations	—	—	—	—
Net income available to common shareholders	$0.14	$0.04	$0.30	$0.09
Diluted earnings per share:
Net income from continuing operations, after preferred dividends	$0.14	$0.04	$0.30	$0.09
Loss from discontinued operations	—	—	—	—
Net income available to common shareholders	$0.14	$0.04	$0.30	$0.09
Basic weighted average common shares outstanding	160,420,278	148,542,916	160,414,240	144,746,251
Diluted weighted average common shares outstanding	160,433,351	149,914,443	160,425,291	145,965,936

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$25,277	$7,959	$53,141	$17,240
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale debt securities	667	1,251	619	(1,569)
Cumulative effect of accounting change	—	—	103	—
Unrealized gain (loss) on derivative instruments	4,990	(2,692)	27,040	1,686
Reclassification of unrealized gain (loss) on terminated derivative instruments into earnings	(11,017)	271	(10,749)	539
Foreign currency translation adjustments	(1,182)	1,101	(664)	1,792
Other comprehensive income (loss)	$(6,542)	$(69)	$16,349	$2,448
Comprehensive income	$18,735	$7,890	$69,490	$19,688
Net (income) loss attributable to noncontrolling interest	(845)	113	(1,647)	(41)
Other comprehensive (income) loss attributable to noncontrolling interest	(233)	25	464	14
Comprehensive income attributable to Gramercy Property Trust	$17,657	$8,028	$68,307	$19,661

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statement of Shareholders’ Equity (Deficit) and Noncontrolling Interest
(Unaudited, amounts in thousands, except share data)

	Common Shares		Preferred Shares	Additional Paid-In-Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Gramercy Property Trust	Noncontrolling Interest	Total
	Shares	Par Value
Balance at December 31, 2017	160,686,822	$1,607	$84,394	$4,409,677	$12,776	$(1,369,872)	$3,138,582	$221	$3,138,803
Net income	—	—	—	—	—	51,494	51,494	—	51,494
Cumulative effect of accounting changes	—	—	—	—	103	560	663	—	663
Change in net unrealized gain on derivative instruments	—	—	—	—	27,040	—	27,040	—	27,040
Change in net unrealized gain on debt securities	—	—	—	—	619	—	619	—	619
Reclassification of unrealized gain on terminated derivative instruments into earnings	—	—	—	—	(10,749)	—	(10,749)	—	(10,749)
Offering costs	—	—	—	(40)	—	—	(40)	—	(40)
Issuance of shares - share purchase plan	1,374	—	—	—	—	—	—	—	—
Share-based compensation - fair value	95,223	1	—	4,045	—	—	4,046	—	4,046
Dividend reinvestment program proceeds	3,363	—	—	81	—	—	81	—	81
Conversion of OP Units to common shares	6,038	—	—	130	—	—	130	—	130
Reallocation of noncontrolling interest in the Operating Partnership	—	—	—	(7,448)	—	—	(7,448)	—	(7,448)
Foreign currency translation adjustment	—	—	—	—	(664)	—	(664)	—	(664)
Contributions to noncontrolling interest in other partnerships	—	—	—	—	—	—	—	9	9
Dividends on preferred shares	—	—	—	—	—	(3,117)	(3,117)	—	(3,117)
Dividends on common shares	—	—	—	—	—	(121,218)	(121,218)	—	(121,218)
Balance at June 30, 2018	160,792,820	$1,608	$84,394	$4,406,445	$29,125	$(1,442,153)	$3,079,419	$230	$3,079,649

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net income	$53,141	$17,240
Adjustments to net cash provided by operating activities:
Depreciation and amortization	139,995	124,393
Amortization of market lease intangibles	(1,705)	(5,227)
Amortization of deferred costs	1,652	1,274
Amortization of discounts and other fees	(1,219)	33
Straight-line rent adjustment	(12,828)	(14,718)
Other-than-temporary impairment on retained bonds	—	4,890
Impairment losses	4,601	18,351
Gain on derivative instruments	(14,970)	—
Net gain on disposals	(20,778)	(19,379)
Distributions received from unconsolidated equity investments	555	689
Equity in net (income) loss of unconsolidated equity investments	2,764	(154)
Gain on extinguishment of debt	(83)	(60)
Amortization of share-based compensation	3,804	4,058
Changes in operating assets and liabilities:
Payment of capitalized leasing costs	(11,453)	(6,008)
Tenant and other receivables	7,347	20,031
Other assets	(488)	(3,125)
Accounts payable and accrued expenses	(6,464)	(14,331)
Other liabilities	4,412	(1,895)
Net cash provided by operating activities	148,283	126,062
Investing Activities:
Capital expenditures	(64,518)	(46,119)
Proceeds from sales of real estate	127,081	207,553
Contributions to unconsolidated equity investments	(46,065)	(7,400)
Acquisition of real estate	(34,722)	(284,689)
Funding of loan investments	(14,756)	—
Proceeds received from loan investments	4,271	—
Net cash used in investing activities	(28,709)	(130,655)
Financing Activities:
Proceeds from unsecured term loan and credit facility	330,179	155,000
Repayment of unsecured term loans and credit facility	(245,000)	(155,000)
Proceeds from mortgage notes payable	—	2,582
Repayment of mortgage notes payable	(63,263)	(58,014)
Offering costs	—	(12,346)
Proceeds from sale of common shares	—	305,763
Payment of deferred financing costs	—	(213)
Proceeds from settlement of forward starting swap	14,970	—
Preferred share dividends paid	(3,117)	(3,117)
Common share dividends paid	(121,175)	(106,377)
Distribution to noncontrolling interest in the Operating Partnership	(3,176)	(205)
Other financing activities	(78)	—
Net cash provided by (used in) financing activities	(90,660)	128,073
Net increase in cash, cash equivalents, and restricted cash	28,914	123,480
Decrease in cash, cash equivalents, and restricted cash related to foreign currency translation	(101)	(78)
Cash, cash equivalents, and restricted cash at beginning of period	42,954	80,433
Cash, cash equivalents, and restricted cash at end of period	$71,767	$203,835

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Consolidated Balance Sheets
(Unaudited, amounts in thousands, except unit and per unit data)

	June 30, 2018	December 31, 2017
Assets:
Real estate investments, at cost:
Land	$1,008,704	$1,023,908
Building and improvements	4,849,168	4,863,916
Less: accumulated depreciation	(410,020)	(333,151)
Total real estate investments, net	5,447,852	5,554,673
Cash and cash equivalents	59,741	30,231
Restricted cash	12,026	12,723
Investment in unconsolidated equity investments	147,282	70,214
Assets held for sale, net	—	402
Tenant and other receivables, net	94,260	88,750
Acquired lease assets, net of accumulated amortization of $265,990 and $220,473	537,824	598,559
Other assets	134,763	100,484
Total assets	$6,433,748	$6,456,036
Liabilities and Partners’ Capital:
Liabilities:
Senior unsecured revolving credit facility	$441,773	$357,162
Mortgage notes payable, net	499,215	563,521
Senior unsecured notes, net	496,990	496,785
Senior unsecured term loans, net	1,448,330	1,448,152
Total long-term debt, net	2,886,308	2,865,620
Accounts payable and accrued expenses	45,774	59,619
Dividends and distributions payable	62,601	61,971
Below market lease liabilities, net of accumulated amortization of $33,302 and $28,978	148,661	166,491
Other liabilities	54,462	50,002
Total liabilities	$3,197,806	$3,203,703
Commitments and contingencies
Limited partner interest in the Operating Partnership (5,959,858 and 4,398,935 limited partner common units outstanding at June 30, 2018 and December 31, 2017, respectively)	156,293	113,530
Partners’ Capital:
Series A cumulative redeemable preferred units, liquidation preference $87,500, and 3,500,000 units issued and outstanding at June 30, 2018 and December 31, 2017	84,394	84,394
GPT partners’ capital (1,663,870 and 1,650,858 general partner common units and 159,128,950 and 159,035,964 limited partner common units outstanding at June 30, 2018 and December 31, 2017, respectively)	2,965,900	3,041,412
Accumulated other comprehensive income	29,125	12,776
Total GPTOP partners' capital	3,079,419	3,138,582
Noncontrolling interest in other entities	230	221
Total partners’ capital	$3,079,649	$3,138,803
Total liabilities and partners’ capital	$6,433,748	$6,456,036

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Consolidated Statements of Operations
(Unaudited, amounts in thousands, except unit and per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues
Rental revenue	$119,177	$108,261	$241,422	$211,543
Operating expense reimbursements	22,346	19,628	45,656	39,996
Third-party management fees	2,374	1,638	5,164	6,230
Other income	1,698	1,838	2,833	3,590
Total revenues	145,595	131,365	295,075	261,359
Operating expenses
Depreciation and amortization	68,479	62,176	139,995	124,393
Property operating expenses	26,018	23,219	53,106	46,405
General and administrative expenses	8,862	9,100	18,548	17,856
Property management expenses	2,616	2,435	5,158	5,519
Acquisition costs and merger-related expenses	1,945	—	1,945	—
Total operating expenses	107,920	96,930	218,752	194,173
Operating income	37,675	34,435	76,323	67,186
Other expenses:
Interest expense	(25,597)	(23,239)	(51,089)	(46,295)
Other-than-temporary impairment	—	—	—	(4,081)
Portion of impairment recognized in other comprehensive loss	—	—	—	(809)
Net impairment recognized in earnings	—	—	—	(4,890)
Gain on derivative instruments	14,970	—	14,970	—
Equity in net income (loss) of unconsolidated equity investments	(1,838)	248	(2,764)	154
Gain on extinguishment of debt	83	268	83	60
Impairment losses	(4,601)	(5,580)	(4,601)	(18,351)
Income (loss) from continuing operations before provision for taxes	20,692	6,132	32,922	(2,136)
Benefit (provision) for taxes	62	(147)	(559)	49
Income (loss) from continuing operations	20,754	5,985	32,363	(2,087)
Loss from discontinued operations	—	(28)	—	(52)
Income (loss) before net gain on disposals	20,754	5,957	32,363	(2,139)
Net gain on disposals	4,523	2,002	20,778	19,379
Net income	25,277	7,959	53,141	17,240
Net loss attributable to noncontrolling interest in other partnerships	—	137	—	17
Net income attributable to GPTOP	25,277	8,096	53,141	17,257
Preferred unit distributions	(1,558)	(1,558)	(3,117)	(3,117)
Net income available to common unitholders	$23,719	$6,538	$50,024	$14,140
Basic earnings per unit:
Net income from continuing operations, after preferred unit distributions	$0.14	$0.04	$0.30	$0.09
Loss from discontinued operations	—	—	—	—
Net income available to common unitholders	$0.14	$0.04	$0.30	$0.09
Diluted earnings per unit:
Net income from continuing operations, after preferred unit distributions	$0.14	$0.04	$0.30	$0.09
Loss from discontinued operations	—	—	—	—
Net income available to common unitholders	$0.14	$0.04	$0.30	$0.09
Basic weighted average common units outstanding	166,355,043	149,103,359	165,904,457	145,336,798
Diluted weighted average common units outstanding	166,368,116	150,474,886	165,915,508	146,556,483

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited, amounts in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$25,277	$7,959	$53,141	$17,240
Other comprehensive income (loss):
Unrealized gain (loss) on available for sale debt securities	667	1,251	619	(1,569)
Cumulative effect of accounting change	—	—	103	—
Unrealized gain (loss) on derivative instruments	4,990	(2,692)	27,040	1,686
Reclassification of unrealized gain (loss) on terminated derivative instruments into earnings	(11,017)	271	(10,749)	539
Foreign currency translation adjustments	(1,182)	1,101	(664)	1,792
Other comprehensive income (loss)	$(6,542)	$(69)	$16,349	$2,448
Comprehensive income	$18,735	$7,890	$69,490	$19,688
Net loss attributable to noncontrolling interest in other partnerships	—	137	—	17
Other comprehensive loss attributable to noncontrolling interest in other partnerships	—	25	—	25
Comprehensive income attributable to GPTOP	$18,735	$8,052	$69,490	$19,730

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Consolidated Statement of Partners' Capital
(Unaudited, amounts in thousands, except unit data)

	Partners' Interest		Series A Preferred Units	Accumulated Other Comprehensive Income (Loss)	GPTOP	Noncontrolling Interest
	Common Units	Common Unitholders					Total
Balance at December 31, 2017	160,686,822	$3,041,412	$84,394	$12,776	$3,138,582	$221	$3,138,803
Net income	—	51,494	—	—	51,494	—	51,494
Cumulative effect of accounting changes	—	560	—	103	663	—	663
Change in net unrealized gain on derivative instruments	—	—	—	27,040	27,040	—	27,040
Change in net unrealized gain on debt securities	—	—	—	619	619	—	619
Reclassification of unrealized gain of terminated derivative instruments into earnings	—	—	—	(10,749)	(10,749)	—	(10,749)
Offering costs	—	(40)	—	—	(40)	—	(40)
Issuance of common units resulting from issuance of shares under the share purchase plan	1,374	—	—	—	—	—	—
Share-based compensation - fair value	95,223	4,046	—	—	4,046	—	4,046
Distribution reinvestment program proceeds	3,363	81	—	—	81	—	81
Conversion of OP Units to common units	6,038	130	—	—	130	—	130
Reallocation of limited partner interest in the Operating Partnership	—	(7,448)	—	—	(7,448)	—	(7,448)
Foreign currency translation adjustment	—	—	—	(664)	(664)	—	(664)
Contributions to noncontrolling interest in other partnerships	—	—	—	—	—	9	9
Distributions on preferred units	—	(3,117)	—	—	(3,117)	—	(3,117)
Distributions on common units	—	(121,218)	—	—	(121,218)	—	(121,218)
Balance at June 30, 2018	160,792,820	$2,965,900	$84,394	$29,125	$3,079,419	$230	$3,079,649

The accompanying notes are an integral part of these financial statements.

GPT Operating Partnership LP
Consolidated Statements of Cash Flows
(Unaudited, amounts in thousands)

	Six Months Ended June 30,
	2018	2017
Operating Activities:
Net income	$53,141	$17,240
Adjustments to net cash provided by operating activities:
Depreciation and amortization	139,995	124,393
Amortization of market lease intangibles	(1,705)	(5,227)
Amortization of deferred costs	1,652	1,274
Amortization of discounts and other fees	(1,219)	33
Straight-line rent adjustment	(12,828)	(14,718)
Other-than-temporary impairment on retained bonds	—	4,890
Impairment of real estate investments	4,601	18,351
Gain on derivative instruments	(14,970)	—
Net gain on disposals	(20,778)	(19,379)
Distributions received from unconsolidated equity investments	555	689
Equity in net (income) loss of unconsolidated equity investments	2,764	(154)
Gain on extinguishment of debt	(83)	(60)
Amortization of share-based compensation	3,804	4,058
Changes in operating assets and liabilities:
Payment of capitalized leasing costs	(11,453)	(6,008)
Tenant and other receivables	7,347	20,031
Other assets	(488)	(3,125)
Accounts payable and accrued expenses	(6,464)	(14,331)
Other liabilities	4,412	(1,895)
Net cash provided by operating activities	148,283	126,062
Investing Activities:
Capital expenditures	(64,518)	(46,119)
Proceeds from sales of real estate	127,081	207,553
Contributions to unconsolidated equity investments	(46,065)	(7,400)
Acquisition of real estate	(34,722)	(284,689)
Funding of loan investments	(14,756)	—
Proceeds received from loan investments	4,271	—
Net cash used in investing activities	(28,709)	(130,655)
Financing Activities:
Proceeds from unsecured term loan and credit facility	330,179	155,000
Repayment of unsecured term loans and credit facility	(245,000)	(155,000)
Proceeds from mortgage notes payable	—	2,582
Repayment of mortgage notes payable	(63,263)	(58,014)
Offering costs	—	(12,346)
Proceeds from issuance of common units	—	305,763
Payment of deferred financing costs	—	(213)
Proceeds from settlement of forward starting swap	14,970	—
Preferred unit distributions paid	(3,117)	(3,117)
Common unit distributions paid	(121,175)	(106,377)
Distribution to limited partnership interest in the Operating Partnership	(3,176)	(205)
Other financing activities	(78)	—
Net cash provided by (used in) financing activities	(90,660)	128,073
Net increase in cash, cash, and restricted cash equivalents	28,914	123,480
Decrease in cash, cash equivalents, and restricted cash related to foreign currency translation	(101)	(78)
Cash, cash equivalents, and restricted cash at beginning of period	42,954	80,433
Cash, cash equivalents, and restricted cash at end of period	$71,767	$203,835

The accompanying notes are an integral part of these financial statements.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

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
Gramercy earns revenues primarily through rental revenues on properties that it owns in the United States. The Company also owns unconsolidated equity investments in the United States, Europe, and Asia. The Company's operations are conducted primarily through the Operating Partnership. As of June 30, 2018, third-party holders of limited partnership interests owned approximately 3.58% of the Operating Partnership. These interests are referred to as the noncontrolling interests in the Operating Partnership. See Note 11 for more information on the Company’s noncontrolling interests.
As of June 30, 2018, the Company’s wholly-owned portfolio consisted of 355 properties comprising 81,134,150 rentable square feet with 96.7% occupancy. As of June 30, 2018, the Company had ownership interests in 33 properties held in unconsolidated equity investments in the United States and Europe and one property held through the investment in CBRE Strategic Partners Asia. As of June 30, 2018, the Company managed approximately $2,364,000 of commercial real estate assets, including approximately $1,617,000 of assets in Europe.
During the six months ended June 30, 2018, the Company acquired three properties aggregating 550,522 square feet for a total purchase price of approximately $32,690 and placed one development property into service with 126,722 square feet. During the six months ended June 30, 2018, the Company sold 14 properties and one land parcel that was part of another asset aggregating 1,890,057 square feet for total gross proceeds of approximately $130,983.
Unless the context requires otherwise, all references to “Company," "Gramercy,” “we,” “our” and “us” mean Gramercy Property Trust and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
Pending Mergers
On May 6, 2018, the Company and the Operating Partnership entered into an Agreement and Plan of Merger, or the Merger Agreement, with BRE Glacier Parent L.P., or Parent, BRE Glacier L.P., or Merger Sub I, and BRE Glacier Acquisition L.P., or Merger Sub II, all of which are affiliates of Blackstone Real Estate Partners VIII L.P., an affiliate of The Blackstone Group L.P. Pursuant to the Merger Agreement, Merger Sub II will merge with and into the Operating Partnership, or the Partnership Merger, and the Company will merge with and into Merger Sub I, or the Company Merger, and, together with the Partnership Merger, the Mergers. Following the Mergers, Merger Sub I and the Operating Partnership will continue as the surviving entities and the separate existence of the Company and Merger Sub II will cease. The Merger Agreement, the Mergers, and the other transactions contemplated thereby were unanimously approved by the Company’s board of trustees. Pursuant to the Merger Agreement, the closing of the Mergers will take place on the third business day after satisfaction of waiver of the conditions to the Merger (other than those conditions that by their nature are to be satisfied or waived at the closing, but subject to the satisfaction or waiver of such conditions) or at such other date as mutually agreed to by the parties to the Merger Agreement; however, Parent may on one or more occasions elect to delay the closing to a date that is on or prior to October 10, 2018.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

Pursuant to the terms and conditions in the Merger Agreement, each of the Company’s common shares, other than shares owned by Parent, Merger Sub I or any subsidiary of Parent, the Company or Merger Sub I and any award of restricted Company common shares, that is issued and outstanding immediately prior to the effective time of the Company Merger will automatically be converted into the right to receive an amount in cash equal to $27.50, plus, if the Mergers are consummated after October 15, 2018, a per diem amount of approximately $0.004 for each day from and after such date until, but not including, the closing date, or the Merger Consideration, without interest. Pursuant to the terms and conditions in the Merger Agreement, each of the Company’s 7.125% Series A Preferred Shares, or the Series A Preferred Shares, issued and outstanding immediately prior to the effective time of the Company Merger will be redeemed as of the closing date of the Company Merger through the payment of an amount, without interest, equal to $25.00 plus accrued and unpaid dividends, if any, until, but not including, the closing date.
At the effective time of the Partnership Merger, each outstanding Class A Unit of the Operating Partnership, or OP Unit, other than OP Units held by the Company or any of the Company’s subsidiaries or Parent, Merger Sub II, or any of their respective subsidiaries, that is issued and outstanding immediately prior to the effective time of the Partnership Merger will automatically be converted into, and will be cancelled in exchange for, the right to receive an amount in cash equal to the Merger Consideration, without interest, or in lieu of receiving the Merger Consideration, each qualifying holder of an OP Unit may elect to receive one newly created Series B Cumulative Preferred Unit in the surviving partnership for each OP Unit of such holder. Additionally, each unvested unit of limited partnership interest in the Operating Partnership granted by the Company pursuant to its share-based compensation plans, or LTIP Unit, will vest pursuant to its terms on the day prior to the effective time of the Partnership Merger and each vested LTIP Unit (including those that vest on the day prior to the effective time of the Partnership Merger) will be converted into an OP Unit immediately prior to the effective time of the Partnership Merger and treated as an OP Unit as previously described.
In addition, each award of restricted common shares and each restricted share unit, or RSU, award that is outstanding immediately prior to the effective time of the Company Merger will be cancelled in exchange for a cash payment in an amount equal to (i) the number of Company common shares subject to the restricted share or RSU award at that time multiplied by (ii) the Merger Consideration, less any applicable withholding taxes. Each option to purchase Company common shares will be cancelled in exchange for a cash payment in an amount equal to (i) the number of Company common shares subject to the option immediately prior to the effective time of the Company Merger multiplied by (ii) the excess (if any) of the Merger Consideration over the per share exercise price applicable to the option, less any applicable withholding taxes.
The Merger Agreement contains customary representations, warranties and covenants, including, among others, covenants by the Company to, in all material respects, use commercially reasonable efforts to carry on its business in the ordinary course of business consistent with past practice, subject to certain exceptions, during the period between the execution of the Merger Agreement and the consummation of the Mergers. The obligations of the parties to consummate the Mergers are not subject to any financing condition or the receipt of any financing by Parent, Merger Sub I, or Merger Sub II.
The consummation of the Mergers is subject to certain customary closing conditions, including, among others, approval of the Company Merger and the other transactions contemplated by the Merger Agreement by the affirmative vote of the holders of Company common shares entitled to cast not less than a majority of all of the votes entitled to be cast on the matter, or the Company Requisite Vote. The Company will convene a shareholders’ meeting for purposes

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

of obtaining the Company Requisite Vote on August 9, 2018, as described in its definitive proxy statement filed on June 27, 2018.
Upon a termination of the Merger Agreement, under certain circumstances, the Company will be required to pay a termination fee to Parent of $138,000. Upon termination of the Merger Agreement in certain other circumstances, Parent will be required to pay the Company a termination fee up to $414,000.
This description of certain terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which is included as an exhibit to our definitive proxy statement on Schedule 14A which was filed on June 27, 2018.
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
Reclassifications
Certain prior year balances have been reclassified to conform with the current year presentation. During the fourth quarter of 2017, the Company adopted Accounting Standards Update, or ASU, No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires restricted cash and cash equivalents to be included with cash and cash equivalents when reconciling beginning-of-period and end-of-period total amounts shown on the Consolidated Statements of Cash Flows. As a result of the adoption, net cash provided by operating activities changed by $19, net cash used in investing activities changed by $26,523, and net cash provided by financing activities changed by $880, for the six months ended June 30, 2017.
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
Entities which the Company does not control and are considered VIEs, but for which the Company is not the primary beneficiary, are accounted for under the equity method. All significant intercompany balances and transactions have

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

been eliminated. The equity interests of other limited partners in the Company’s Operating Partnership are reflected as noncontrolling interests. See Note 11 for more information on the Company’s noncontrolling interests.
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
Depreciation is computed using the straight-line method over the shorter of the estimated useful life at acquisition of the capitalized item or 40 years for buildings, five to ten years for building equipment and fixtures, and the lesser of the useful life or the remaining lease term for tenant improvements and leasehold interests. Maintenance and repair expenditures are expensed as incurred.
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
June 30, 2018

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
Impairments and Disposals
The Company reviews the recoverability of a property’s carrying value when circumstances indicate a possible impairment of the value of a property, such as an adverse change in future expected occupancy or a significant decrease in the market price of an asset. The review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the property’s use and eventual disposition. These estimates consider factors such as changes in strategy resulting in an increased or decreased holding period, expected future operating income, market and other applicable trends and residual value, as well as the effects of leasing demand, competition and other factors. If management determines impairment exists due to the inability to recover the carrying value of a property, for properties to be held and used, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property, and for assets held for sale, an impairment loss is recorded to the extent that the carrying value exceeds the fair value less the estimated cost of disposal. These assessments are recorded as an impairment loss in the Consolidated Statements of Operations in the period the determination is made. The estimated fair value of the asset becomes its new cost basis. For a depreciable long-lived asset to be held and used, the new cost basis will be depreciated or amortized over the remaining useful life of that asset.
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
June 30, 2018

The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Consolidated Balance Sheets that sums to the total of the same such amounts shown in the Consolidated Statements of Cash Flows.

	As of June 30,
	2018	2017
Cash and cash equivalents	$59,741	$163,509
Restricted cash	12,026	40,326
Total cash, cash equivalents, and restricted cash	$71,767	$203,835
Variable Interest Entities
The Company had five consolidated VIEs and two unconsolidated VIEs as of June 30, 2018 and December 31, 2017, which were determined based on the structure and control provisions of each entity.
The Company’s five consolidated VIEs as of June 30, 2018 and December 31, 2017 included the Operating Partnership and four land parcels in Fort Mill, South Carolina acquired by an investment entity formed in December 2017, on which it will fund the development of four industrial facilities, or the Lakemont Development Investment. The Company has a 95.0% interest in the Lakemont Development Investment and will acquire the seller’s retained 5.0% interest when the properties are developed and leased. As of June 30, 2018 and December 31, 2017, the Company’s carrying value of the Lakemont Development Investment was $4,765 and $4,584, respectively.
The Company’s two unconsolidated VIEs as of June 30, 2018 and December 31, 2017 included its retained non-investment grade subordinate bonds, preferred shares and ordinary shares of two collateralized debt obligations, or CDOs, which are collectively herein referred to as the Retained CDO Bonds. Refer to the “Other Assets” section of this Note 2 and also to Note 7 for more information on the accounting and valuation of the Retained CDO Bonds. As of June 30, 2018 and December 31, 2017, the Company’s carrying value of the Retained CDO Bonds was $6,792 and $5,527, respectively.
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
Tenant and other receivables are recorded net of the allowance for doubtful accounts, which as of June 30, 2018 and December 31, 2017 was $692 and $638, respectively. The Company continually reviews receivables related to rent, tenant reimbursements, and management fees, including incentive fees, and determines collectability by taking into consideration the tenant or asset management clients’ payment history, the financial condition of the tenant or asset management client, business conditions in the industry in which the tenant or asset management client operates and economic conditions in the area in which the property or asset management client is located. In the event that the

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

collectability of a receivable is in doubt, the Company increases the allowance for doubtful accounts or records a direct write-off of the receivable, as appropriate.
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
Adoption of ASC Topic 606, "Revenue from Contracts with Customers"

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

The Company adopted ASC Topic 606, which is described below in the section “Recently Issued Accounting Pronouncements,” on January 1, 2018 using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting guidance in ASC Topic 605. As a result of adoption, the Company recorded an increase to its opening retained earnings balance of $663 as of January 1, 2018, which represents the cumulative impact of the new guidance and is related to the Company’s sale of real estate to Strategic Office Partners in 2016. There was no impact to revenues recorded for the three and six months ended June 30, 2018 as a result of adoption of the new revenue guidance.
Revenue Recognition
The Company recognizes revenue when control of the promised goods or services is transferred to a customer, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. The Company’s primary sources of revenue include rental revenue, operating expense reimbursements, third-party management fees, and other income, which are disaggregated on the Consolidated Statements of Operations and are described in detail below.
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
June 30, 2018

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
Loan Investments
The Company may originate loans related to specific real estate development projects. In October 2017, the Company entered into an agreement to provide a mezzanine construction loan facility with a maximum commitment of $250,000 to an industrial developer as borrower. As of June 30, 2018 and December 31, 2017, the carrying value of the Company’s loan investments was $33,169 and $22,154, respectively, which represents the cost, net of accumulated amortization of loan costs. As of June 30, 2018, the loan investments had a weighted average interest rate of 11.36%. The Company evaluates its loan investments for possible credit losses each period. There were no loan reserves recorded during the three and six months ended June 30, 2018 and all of the Company’s loan investments were performing in accordance with the terms of the relevant investments as of June 30, 2018.
Goodwill
The Company recognized goodwill of $3,802 related to the acquisition of Gramercy Europe Limited in December 2014, which it adjusts each reporting period for the effect of foreign currency translation adjustments and tests for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Based on the prevailing operating results and projected outlook for Gramercy Europe Limited as of June 30, 2018, the Company determined the fair value of Gramercy Europe Limited was less than its carrying value and thus recorded an impairment loss of $3,293 on its goodwill during the three and six months ended June 30, 2018. The fair value of Gramercy Europe Limited was determined using the income approach, wherein projections of discounted cash flows were based on factors such as forecasts of future real estate investments, operating results, management fees, and discount, promote hurdle and capitalization rates. The carrying value of goodwill at June 30, 2018 and December 31, 2017 was $0 and $3,272, respectively.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

Retained CDO Bonds
The Retained CDO Bonds are non-investment grade subordinate bonds, preferred shares and ordinary shares of two CDOs. Management estimated the timing and amount of cash flows expected to be collected and recognized an investment in the Retained CDO Bonds equal to the net present value of these discounted cash flows. There is no guarantee that the Company will realize any proceeds from this investment, or what the timing will be for the expected remaining life of the Retained CDO Bonds. The Company considers these investments to be not of high credit quality and does not expect a full recovery of interest and principal. Therefore, the Company has suspended interest income accruals on these investments. The Company classifies the Retained CDO Bonds as available for sale. On a quarterly basis, the Company evaluates the Retained CDO Bonds to determine whether significant changes in estimated cash flows or unrealized losses on these investments, if any, reflect a decline in value which is other-than-temporary. If there is a decrease in estimated cash flows and the investment is in an unrealized loss position, the Company will record an other-than-temporary impairment, or OTTI, in the Consolidated Statements of Operations. To determine the component of the OTTI related to expected credit losses, the Company compares the amortized cost basis of the Retained CDO Bonds to the present value of the revised expected cash flows, discounted using the pre-impairment effective yield. Conversely, if the security is in an unrealized gain position and there is a decrease or significant increase in expected cash flows, the Company will prospectively adjust the yield using the effective yield method. Refer to Note 7 for further discussion regarding the fair value measurement of the Retained CDO Bonds. For the three and six months ended June 30, 2018, the Company did not recognize any OTTI on its Retained CDO Bonds. For the three months ended June 30, 2017, the Company did not recognize any OTTI on its Retained CDO Bonds and for the six months ended June 30, 2017, the Company recognized OTTI of $4,890 on its Retained CDO Bonds.
A summary of the Company’s Retained CDO Bonds as of June 30, 2018 is as follows:

Number of Securities	Face Value	Amortized Cost	Gross Unrealized Gain	Other-Than-Temporary Impairment	Fair Value	Weighted Average Expected Life (years)
6	$332,360	$5,756	$1,036	$—	$6,792	0.8
Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash investments, debt investments and accounts receivable. The Company places its cash investments in excess of insured amounts with high quality financial institutions.
Concentrations of credit risk also arise when a number of the Company’s tenants or asset management clients are engaged in similar business activities or are subject to similar economic risks or conditions that could cause their inability to meet contractual obligations to the Company. The Company regularly monitors its portfolio to assess potential concentrations of credit risk. Management believes the current credit risk portfolio is reasonably well diversified. During the three and six months ended June 30, 2018, there were no tenants that accounted for 10.0% or more of the Company's rental revenue. Additionally, during the three and six months ended June 30, 2018, there were two states, Illinois and Texas, that each accounted for 10.0% or more of the Company’s rental revenue.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

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
In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation: Scope of Modification Accounting. The amendment provides guidance on determining which changes to the terms and conditions of share-

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

based payment awards require an entity to apply modification accounting. The guidance is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted under certain circumstances. The Company adopted this standard in the first quarter of 2018 and the adoption did not have a material impact on its Consolidated Financial Statements.
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
3. Real Estate Investments
Investments in real estate properties consisted of the following:

	June 30, 2018			December 31, 2017
	Square feet[1]	Number of properties	Investment	Square feet[1]	Number of properties	Investment
Operating properties[2]	81,134,150	353	$5,828,172	82,146,063	363	$5,857,906
Land parcels		2	7,075		2	7,075
Less accumulated depreciation			(410,020)			(333,151)
Total operating properties and land parcels			$5,425,227			$5,531,830
Development properties	1,653,300	6	22,625	1,630,022	6	22,843
Total	82,787,450	361	$5,447,852	83,776,085	371	$5,554,673

1.	Represents rentable square feet for operating properties and projected rentable square feet upon completion for development properties.

2.	Includes development properties that have been completed as of the end of the period.
Acquisitions:
Real estate acquisition activity for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Number of operating properties	2	10	3	17
Number of land parcels	—	2	—	2
Rentable square feet of operating properties	388,466	2,493,043	550,522	4,750,354
Total purchase price of all acquisitions	$22,140	$177,740	$32,690	$302,412
The total value of the properties acquired during the three months ended June 30, 2018 was composed of $21,691 of real estate assets and $2,060 of intangible assets, including acquisition costs capitalized for the asset acquisitions. The total value of the properties acquired during the six months ended June 30, 2018 was composed of $31,888 of real estate assets and $2,695 of intangible assets, including acquisition costs capitalized for the asset acquisitions. In addition to the operating property acquisitions noted above, during the six months ended June 30, 2018 the Company also placed into service one development property which comprised 126,722 rentable square feet.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

Dispositions:
Real estate disposition activity for the three and six months ended June 30, 2018 and 2017 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Number of properties[1,2]	9	10	14	17
Rentable square feet	343,966	1,739,881	1,890,057	2,227,753
Gross proceeds	$19,971	$183,302	$130,983	$234,985
Impairment of real estate investments related to asset dispositions during the period[3]	$—	$528	$—	$13,299
Net gain on disposals	$4,523	$2,002	$20,778	$19,379

1.	During the three and six months ended June 30, 2018, the Company sold nine and 14 properties, respectively, and also sold a land parcel that was part of another asset.

2.	During the three and six months ended June 30, 2017, the Company sold 10 and 17 properties, respectively, as well as two offices that were part of another asset.

3.
Although there were no impairments recognized related to assets disposed during the three and six months ended June 30, 2018, as presented in the table, the Company recognized impairments of $1,308 during these periods related to two properties held as of June 30, 2018 that were determined to have non-recoverable declines in value. In addition to the impairments recognized related to assets disposed during the three and six months ended June 30, 2017, as presented in the table, the Company recognized impairments of $5,052 during these periods related to three properties held as of June 30, 2017 that were determined to have non-recoverable declines in value.

Intangibles:
Intangible assets and liabilities as of June 30, 2018 and December 31, 2017 consisted of the following:

	Weighted average amortization period (years)	June 30, 2018	December 31, 2017
Intangible assets:
In-place leases, net of accumulated amortization of $236,602 and $194,836	9.4	$490,350	$545,782
Above-market leases, net of accumulated amortization of $28,930 and $25,229	7.2	41,700	46,713
Below-market ground rent, net of accumulated amortization of $458 and $408	17.3	5,774	6,064
Total intangible assets		$537,824	$598,559
Intangible liabilities:
Below-market leases, net of accumulated amortization of $32,733 and $28,516	39.4	$141,929	$159,652
Above-market ground rent, net of accumulated amortization of $569 and $462	31.8	6,732	6,839
Total intangible liabilities		$148,661	$166,491

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

The following table provides the projected amortization expense of the intangible assets and liabilities for the next five years:

	July 1 to December 31, 2018	2019	2020	2021	2022
Depreciation and amortization expense	$44,977	$81,899	$70,915	$60,426	$47,619
Rental revenue increase	$(3,271)	$(2,854)	$(3,559)	$(3,450)	$(5,467)
The Company recorded $22,983 and $24,167 of amortization of in-place lease intangible assets as part of depreciation and amortization expense for the three months ended June 30, 2018 and 2017, respectively. The Company recorded $49,142 and $48,339 of amortization of in-place lease intangible assets as part of depreciation and amortization expense for the six months ended June 30, 2018 and 2017, respectively. The Company recorded $1,433 and $4,756 of amortization of market lease intangible assets and liabilities as an increase to rental revenue for the three months ended June 30, 2018 and 2017, respectively. The Company recorded $1,927 and $5,377 of amortization of market lease intangible assets and liabilities as an increase to rental revenue for the six months ended June 30, 2018 and 2017, respectively.
Assets Held for Sale
In the normal course of business, the Company identifies non-strategic assets for sale. The Company separately classifies properties held for sale in its Consolidated Financial Statements. The Company had no assets classified as held for sale as of June 30, 2018 and one asset classified as held for sale as of December 31, 2017, which had a net asset value of $402. The net asset value of the asset held for sale represents the value contained in real estate investments. Real estate investments to be disposed of are reported at the lower of carrying amount or estimated fair value, less costs to sell. Once an asset is classified as held for sale, depreciation and amortization expense is no longer recorded.
Discontinued Operations
The Company did not have discontinued operations for the three and six months ended June 30, 2018. The Company’s discontinued operations for the three and six months ended June 30, 2017 were related to the assets assumed in the Company’s merger transaction in 2015 and simultaneously designated as held for sale.
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
The Company accounts for substantially all of its unconsolidated equity investments under the equity method of accounting because it exercises significant influence, but does not unilaterally control the entities, and is not considered to be the primary beneficiary. In unconsolidated equity investments, the rights of the other investors are protective and participating. Unless the Company is determined to be the primary beneficiary, these rights preclude it from consolidating the investments. The investments are recorded initially at cost as unconsolidated equity investments, as applicable, and

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

subsequently are adjusted for equity interest in net income and contributions and distributions. The amount of the investments on the Consolidated Balance Sheets is evaluated for impairment at each reporting period. None of the unconsolidated equity investment debt is recourse to the Company. Transactions with unconsolidated equity method entities are eliminated to the extent of the Company’s ownership in each such entity. Accordingly, the Company’s share of net income of these equity method entities is included in its consolidated net income.
As of June 30, 2018 and December 31, 2017, the Company owned properties through unconsolidated equity investments and had investment interests in these unconsolidated entities as follows:

	As of June 30, 2018					As of December 31, 2017
Investment	Ownership %	Voting Interest %	Partner	Investment in Unconsolidated Equity Investment [1]	No. of Properties	Investment in Unconsolidated Equity Investment [1]	No. of Properties
Strategic Office Partners	25.0%	25.0%	TPG Real Estate	$31,512	14	$28,243	13
E-Commerce JV	51.0%	50.0%	Ample Glow Investments	70,475	4	17,798	—
Gramercy European Property Fund III	19.9%	50.0%	Various	27,045	13	2,949	—
Goodman UK JV	80.0%	50.0%	Goodman Group	13,480	1	15,768	1
Other[2]	5.1% - 50.0%	5.1% - 50.0%	Various	4,770	2	5,456	3
Total				$147,282	34	$70,214	17

1.
The amounts presented include a basis difference of $431 and $1,943, net of accumulated amortization, for the Goodman UK JV as of June 30, 2018 and December 31, 2017, respectively. The amounts presented include a basis difference of $(8,100), net of accumulated amortization, for the E-Commerce JV as of June 30, 2018.

2.	As of June 30, 2018, includes CBRE Strategic Partners Asia and the Morristown JV. As of December 31, 2017, includes CBRE Strategic Partners Asia, the Philips JV, and the Morristown JV.
The following is a summary of the Company’s unconsolidated equity investments for the six months ended June 30, 2018:

Unconsolidated Equity Investments
Balance at January 1, 2018	$70,214
Contributions to unconsolidated equity investments	81,356
Equity in net loss of unconsolidated equity investments, including adjustments for basis differences	(2,764)
Other comprehensive loss of unconsolidated equity investments	(1,632)
Distributions from unconsolidated equity investments	(555)
Cumulative effect of accounting change	663
Balance at June 30, 2018	$147,282

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

Strategic Office Partners
In August 2016, the Company partnered with TPG Real Estate, or TPG, to form Strategic Office Partners, an unconsolidated equity investment created for the purpose of acquiring, owning, operating, leasing and selling single-tenant office properties located in high-growth metropolitan areas in the United States. The Company provides asset and property management, accounting, construction, and leasing services to Strategic Office Partners, for which it earns management fees and is entitled to a promoted interest. TPG and the Company committed an aggregate $400,000 to Strategic Office Partners, including $100,000 from the Company. During the three and six months ended June 30, 2018, the Company contributed $2,950 to Strategic Office Partners. As of June 30, 2018, the Company contributed an aggregate of $32,427 to Strategic Office Partners. During the three and six months ended June 30, 2018, the Company did not receive any distributions from Strategic Office Partners.
In July 2018, the Company sold its 25.0% interest in Strategic Office Partners to TPG, and following the sale the Company’s has no outstanding commitment to Strategic Office Partners. Refer to Note 15 for more information on the transaction.
E-Commerce JV
In November 2017, the Company formed a joint venture with an investment partner, which will acquire, own and manage Class A distribution centers leased to leading e-commerce tenants on long-term leases across the United States, or the E-Commerce JV. The Company has joint control over the E-Commerce JV, which is shared equally with its investment partner. The Company provides asset and property management and accounting services to the E-Commerce JV, for which it earns management fees. The Company has committed capital to fund the E-Commerce JV’s initial acquisition of six properties, as well as the acquisition of additional properties in the future, subject to the partners' approval. The Company's pro rata funding commitment for the initial six properties is estimated at approximately $110,000, of which approximately $80,000 will be funded in OP Units issued to the seller of the property and approximately $30,000 will be funded in cash. During the three and six months ended June 30, 2018, the E-Commerce JV acquired two and four properties, respectively. During the three and six months ended June 30, 2018, the Company contributed $14,435 and $15,565, respectively, in cash and also contributed OP Units valued at approximately $12,416 and $37,557, respectively, to the E-Commerce JV.
European Investment Funds
Gramercy European Property Fund III
In October 2017, the Company formed a new European investment fund with several other equity investment partners, or the Gramercy European Property Fund III, which has total initial capital commitments of $310,643 (€262,622) from all investors, of which the Company’s initial capital commitment is $61,730 (€52,187), representing an interest of approximately 19.9%. The Company provides asset and property management and accounting services to the Gramercy European Property Fund III, for which it is entitled to management fees and a promoted interest. During the three and six months ended June 30, 2018, the Gramercy European Property Fund III acquired eleven and thirteen properties, respectively. During the three and six months ended June 30, 2018, the Company contributed $22,710 (€18,987) and $25,170 (€20,964), respectively, to the Gramercy European Property Fund III. As of June 30, 2018, the Company contributed an aggregate of $28,186 (€23,478) to the Gramercy European Property Fund III.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

Gramercy European Property Fund
In July 2017, the Gramercy European Property Fund sold 100.0% of its assets to a third party, and, concurrently, the Company sold its 5.1% direct interest in the Goodman Europe JV to the same entity that acquired the Gramercy European Property Fund's assets. In connection with the sale transactions, the Company's management contract arrangement with the Gramercy European Property Fund was terminated; however, the Company continued to manage the assets for the new owner through July 4, 2018.
Goodman UK JV
The Goodman UK JV owns one industrial property in the United Kingdom. During the three and six months ended June 30, 2018 and 2017, the Company received no distributions from the Goodman UK JV.
The following are the balance sheets for the Company’s unconsolidated equity investments at June 30, 2018:

	Strategic Office Partners	E-Commerce JV	Gramercy European Property Fund III	Goodman UK JV	Other[1]
Assets:
Real estate assets, net[2]	$277,863	$302,636	$314,022	$16,122	$60,361
Other assets	88,048	62,200	68,677	921	15,628
Total assets	$365,911	$364,836	$382,699	$17,043	$75,989
Liabilities and members' equity:
Mortgage notes payable	$226,427	$216,863	$238,339	$—	$—
Other liabilities	14,009	9,786	8,253	—	15,793
Total liabilities	240,436	226,649	246,592	—	15,793
Company's equity	31,512	70,475	27,045	13,480	4,770
Other members' equity	93,963	67,712	109,062	3,563	55,426
Liabilities and members' equity	$365,911	$364,836	$382,699	$17,043	$75,989

1.	Includes CBRE Strategic Partners Asia and the Morristown JV.

2.	Includes basis adjustments recorded by the Company to adjust the unconsolidated equity investments to fair value.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

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

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

The following is a summary of the outstanding financing arrangements of the Company’s unconsolidated equity investments as of June 30, 2018:

					Outstanding Balance[2]
Property	Unconsolidated Equity Investment	Economic Ownership	Interest Rate[1]	Maturity Date	June 30, 2018	December 31, 2017
Gramercy European Property Fund III Bridge Facility[3]	Gramercy European Property Fund III	19.9%	1.50%	9/26/2019	$49,715	$—
Strategic Office Partners Facility 1[4]	Strategic Office Partners	25.0%	5.02%	10/7/2019	169,380	169,380
Strategic Office Partners Facility 2[4]	Strategic Office Partners	25.0%	6.03%	10/8/2020	52,020	39,540
E-Commerce JV Facility[4]	E-Commerce JV	51.0%	3.38%	2/10/2023	220,000	—
Gramercy European Property Fund III Facility 1[4]	Gramercy European Property Fund III	19.9%	1.54%	3/12/2023	45,685	—
Solingen, Germany	Gramercy European Property Fund III	19.9%	1.66%	3/31/2023	9,785	—
Gramercy European Property Fund III Facility 2[4]	Gramercy European Property Fund III	19.9%	1.18%	6/22/2023	126,538	—
Offenau, Germany	Gramercy European Property Fund III	19.9%	1.89%	6/30/2023	9,125	—
Henderson, NV	Strategic Office Partners	25.0%	4.75%	8/6/2025	8,551	8,636
Total mortgage notes payable					$690,799	$217,556
Net deferred financing costs and net debt discount					(9,170)	(4,351)
Total mortgage notes payable, net					$681,629	$213,205

1.
Represents the current effective rate as of June 30, 2018, including the swapped interest rate for mortgage notes that have interest rate swaps. The current interest rate is not adjusted to include the amortization of fair market value premiums or discounts.

2.	Mortgage notes are presented at 100.0% of the amount held by the unconsolidated equity investment.

3.	Represents the loan facility that is used to generate bridge financing for acquisitions and working capital needs of the Gramercy European Property Fund III.

4.
As of June 30, 2018, there were ten properties under the Strategic Office Partners Facility 1, three properties under the Strategic Office Partners Facility 2, four properties under the E-Commerce JV Facility, four properties under the Gramercy European Property Fund III Facility 1, and seven properties under the Gramercy European Property Fund III Facility 2.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

The following are the statements of operations for the Company’s unconsolidated equity investments for the three months ended June 30, 2018:

	Strategic Office Partners	E-Commerce JV	Gramercy European Property Fund III	Goodman UK JV	Other[1]
Revenues	$11,765	$6,771	$1,730	$180	$(5,632)
Operating expenses	4,328	1,703	376	105	272
Interest expense	3,390	2,003	450	—	—
Depreciation and amortization	5,148	2,855	761	210	20
Total expenses	12,866	6,561	1,587	315	292
Net income (loss) from operations	(1,101)	210	143	(135)	(5,924)
Gain (loss) on derivatives	177	—	(781)	—	—
Loss on extinguishment of debt	—	—	(461)	—	—
Provision for taxes	—	—	(36)	—	—
Net income (loss)	$(924)	$210	$(1,135)	$(135)	$(5,924)
Company's share in net income (loss)	$(92)	$260	$(184)	$(108)	$(312)
Adjustments for REIT basis[2]	—	63	—	(1,465)	—
Company's equity in net income (loss) within continuing operations	$(92)	$323	$(184)	$(1,573)	$(312)

1.	Includes CBRE Strategic Partners Asia and the Morristown JV.

2.
Goodman UK JV amount includes write-down of $1,462 recorded on the Company’s outside basis during the three months ended June 30, 2018 related to its accumulated foreign currency translation adjustments recorded on the investment.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

The following are statements of operations for the Company’s unconsolidated equity investments for the six months ended June 30, 2018:

	Strategic Office Partners	E-Commerce JV	Gramercy European Property Fund III	Goodman UK JV	Other[1]
Revenues	$22,908	$8,936	$2,212	$180	$(3,638)
Operating expenses	8,479	2,286	1,058	365	378
Interest expense	6,503	2,672	547	—	666
Depreciation and amortization	9,971	3,717	970	416	353
Total expenses	24,953	8,675	2,575	781	1,397
Net income (loss) from operations	(2,045)	261	(363)	(601)	(5,035)
Gain (loss) on derivatives	669	—	(781)	—	—
Loss on extinguishment of debt	—	(1,200)	(461)	—	—
Provision for taxes	—	—	(36)	—	—
Net loss	$(1,376)	$(939)	$(1,641)	$(601)	$(5,035)
Company’s share in net loss	$(66)	$(260)	$(277)	$(481)	$(292)
Adjustments for REIT basis[2]	—	81	—	(1,469)	—
Company’s equity in net loss within continuing operations	$(66)	$(179)	$(277)	$(1,950)	$(292)

1.	Includes CBRE Strategic Partners Asia and the Morristown JV.

2.
Goodman UK JV amount includes write-down of $1,462 recorded on the Company’s outside basis during the six months ended June 30, 2018 related to its accumulated foreign currency translation adjustments recorded on the investment.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

The following are the statements of operations for the Company’s unconsolidated equity investments for the three months ended June 30, 2017:

	Gramercy European Property Fund [1]
	Goodman Europe JV	Gramercy European Property Fund[2]	Total	Strategic Office Partners	Goodman UK JV	Other [3]
Revenues	$5,323	$11,479	$16,802	$7,174	$293	$1,324
Operating expenses	945	2,802	3,747	2,316	225	399
Interest expense	614	1,798	2,412	2,055	—	700
Depreciation and amortization	2,024	5,322	7,346	2,852	261	333
Total expenses	3,583	9,922	13,505	7,223	486	1,432
Net income (loss) from operations	1,740	1,557	3,297	(49)	(193)	(108)
Gain (loss) on derivatives	—	1,049	1,049	(413)	—	—
Provision for taxes	(15)	(424)	(439)	—	(20)	—
Net income (loss)	$1,725	$2,182	$3,907	$(462)	$(213)	$(108)
Company’s share in net income (loss)	$88	$439	$527	$(36)	$(171)	$5
Adjustments for REIT basis[2]	(37)	—	(37)	—	(40)	—
Company’s equity in net income (loss) within continuing operations	$51	$439	$490	$(36)	$(211)	$5

1.
As of and for the three months ended June 30, 2017, the Company had a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that was held through the Company’s 14.2% interest in the Gramercy European Property Fund. For the three months ended June 30, 2017, the Company’s equity in net income (loss) from the entities is based on these ownership interest percentages during the period.

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

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

The following are the statements of operations for the Company’s unconsolidated equity investments for the six months ended June 30, 2017:

	Gramercy European Property Fund [1]
	Goodman Europe JV	Gramercy European Property Fund[2]	Total	Strategic Office Partners	Goodman UK JV	Other[3]
Revenues	$10,278	$21,597	$31,875	$12,700	$588	$(7)
Operating expenses	1,867	5,753	7,620	3,790	527	975
Interest expense	1,286	3,272	4,558	3,565	—	1,341
Depreciation and amortization	4,045	9,795	13,840	5,355	636	666
Total expenses	7,198	18,820	26,018	12,710	1,163	2,982
Net income (loss) from operations	3,080	2,777	5,857	(10)	(575)	(2,989)
Gain (loss) on derivatives	—	2,270	2,270	(762)	—	—
Provision for taxes	(32)	(278)	(310)	—	(28)	—
Net income (loss)	$3,048	$4,769	$7,817	$(772)	$(603)	$(2,989)
Company’s share in net income (loss)	$155	$885	$1,040	$(51)	$(483)	$(150)
Adjustments for REIT basis[2]	(73)	—	(73)	—	(129)	—
Company’s equity in net income (loss) within continuing operations	$82	$885	$967	$(51)	$(612)	$(150)

1.
As of and for the six months ended June 30, 2017, the Company had a 5.1% direct interest in the Goodman Europe JV as well as an indirect interest in the remaining 94.9% interest that was held through the Company’s 14.2% interest in the Gramercy European Property Fund. For the six months ended June 30, 2017, the Company’s equity in net income (loss) from the entities is based on these ownership interest percentages during the period.

2.	Excludes the results of the Gramercy European Property Fund’s 94.9% interest in the Goodman Europe JV, as the Goodman Europe JV is separately presented.

3.	Includes CBRE Strategic Partners Asia, the Philips JV, the Morristown JV, and European Fund Carry Co.
5. Debt Obligations
Secured Debt
Mortgage Notes
Certain real estate assets are subject to mortgage notes. During the six months ended June 30, 2018, the Company did not assume any mortgages notes. During the year ended December 31, 2017, the Company assumed $181,107 of non-recourse mortgages in connection with seven real estate acquisitions. During the three and six months ended June 30, 2018, the Company paid off the mortgage notes on four properties and recorded a net gain on extinguishment of debt of $83 related to the payoffs. During the three and six months ended June 30, 2017, the Company paid off the mortgage notes on two properties. During the six months ended June 30, 2017, the Company refinanced the debt on two properties encumbered by a mortgage loan for $10,456 and subsequently transferred the mortgage on these two properties to the buyer of the properties. During the three and six months ended June 30, 2017, the Company recorded a net gain on the early extinguishment of debt of $268 and $60, respectively. The Company’s mortgage notes include a series of financial and other covenants with which the Company must comply in order to borrow under them. The Company was in compliance with the covenants under the mortgage note facilities as of June 30, 2018.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

The following is a summary of the Company’s secured financing arrangements as of June 30, 2018 and December 31, 2017:

Property	Interest Rate [1]	Maturity Date	Outstanding Balance
			June 30, 2018	December 31, 2017
Philadelphia, PA	4.99%	1/1/2019	$11,743	$11,943
Bridgeview, IL	3.90%	5/1/2019	5,745	5,838
Spartanburg, SC	3.20%	6/1/2019	427	632
Charleston, SC	3.11%	8/1/2019	181	457
Lawrence, IN	5.02%	1/1/2020	19,730	20,061
Charlotte, NC	3.28%	1/1/2020	1,185	1,538
Hawthorne, CA	3.52%	8/1/2020	16,960	17,207
Charleston, SC	3.32%	10/1/2020	633	758
Charleston, SC	2.97%	10/1/2020	622	746
Charleston, SC	3.37%	10/1/2020	622	746
Charlotte, NC	3.38%	10/1/2020	540	647
Des Plaines, IL	5.54%	10/31/2020	2,344	2,385
Waco, TX	4.75%	12/19/2020	14,741	14,890
Deerfield, IL	3.71%	1/1/2021	10,263	10,447
Winston-Salem, NC	3.41%	6/1/2021	2,913	3,354
Winston-Salem, NC	3.42%	7/1/2021	971	1,114
Logistics Portfolio - Pool 1[2]	4.27%	1/1/2022	37,603	38,107
CCC Portfolio[2]	4.24%	10/6/2022	22,572	22,814
Logistics Portfolio - Pool 4[2]	4.36%	12/5/2022	79,500	79,500
Romeoville, IL	3.80%	4/6/2023	24,724	24,951
Romeoville, IL3	9.37%	4/6/2023	6,605	6,623
KIK USA Portfolio[2]	4.31%	7/6/2023	7,001	7,154
Yuma, AZ	5.27%	12/6/2023	11,752	11,858
Allentown, PA	5.16%	1/6/2024	22,487	22,690
Spartanburg, SC	3.72%	2/1/2024	5,256	5,635
Natick, MA	5.21%	3/1/2024	31,027	31,224
Natick, MA3	10.38%	3/1/2024	3,447	3,469
Maple Grove, MN	3.88%	5/6/2024	16,201	16,380
Curtis Bay, MD	4.31%	7/1/2024	13,500	13,500
Rialto, CA	3.91%	8/1/2024	54,344	54,741
Houston, TX	3.68%	9/1/2024	26,000	26,000
Durham, NC	4.02%	9/6/2024	3,597	3,631
Charleston, SC	3.80%	2/1/2025	5,658	6,001
Hackettstown, NJ	5.49%	3/6/2026	9,387	9,455
Hutchins, TX	5.41%	6/1/2029	20,955	21,578
Greenwood, IN	3.59%	6/15/2018	—	7,257
Greenfield, IN	3.63%	6/15/2018	—	5,865
Logistics Portfolio - Pool 3	3.96%	8/1/2018	—	43,302
Total mortgage notes payable			$491,236	$554,498
Net deferred financing costs and net debt premium			7,979	9,023
Total mortgage notes payable, net			$499,215	$563,521

1.
Represents the interest rate as of June 30, 2018 that was recorded for financial reporting purposes, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

2.
As of June 30, 2018, there were three properties under the Logistics Portfolio - Pool 1 mortgage, five properties under the CCC Portfolio mortgage, six properties under the Logistics Portfolio - Pool 4 mortgage, and three properties under the KIK USA Portfolio mortgage.

3.	Mortgage notes represent mezzanine financing at the properties.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

Unsecured Debt
2015 Credit Facility and Term Loans
In December 2015, the Company entered into an agreement, or the Credit Agreement, for a new $1,900,000 credit facility, or the 2015 Credit Facility, consisting of an $850,000 senior unsecured revolving credit facility, or the 2015 Revolving Credit Facility, and a $1,050,000 term loan facility with JPMorgan Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated. The 2015 Revolving Credit Facility consists of a $750,000 U.S. dollar revolving credit facility and a $100,000 multicurrency revolving credit facility. The 2015 Revolving Credit Facility matures in January 2020, but may be extended for two additional six-month periods upon the payment of applicable fees and satisfaction of certain customary conditions. The term loan facility, or the 2015 Term Loan, consists of a $300,000 term loan facility that matures in January 2019 with one 12-month extension option, or the 3-Year Term Loan, and a $750,000 term loan facility that matures in January 2021, or the 5-Year Term Loan. In December 2015, the Company also entered into a $175,000 7-year unsecured term loan with Capital One, N.A, or the 7-Year Term Loan, which matures in January 2023. In October 2017, the Company modified the 7-Year Term Loan by increasing the loan amount to $400,000 and reducing the interest rate to the terms described below.
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
The Company’s unsecured borrowing facilities include a series of financial and other covenants with which the Company must comply in order to borrow under the facilities. The Company was in compliance with the covenants under the facilities as of June 30, 2018. Refer to the table at the end of this Note 5 for specific terms and the Company’s outstanding borrowings under the facilities.
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
In September 2017, the Company's $115,000 of 3.75% Exchangeable Senior Notes were exchanged for 5,258,420 of the Company's common shares.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

The terms of the Company’s unsecured debt obligations and outstanding balances as of June 30, 2018 and December 31, 2017 are set forth in the table below:

	Stated Interest Rate	Effective Interest Rate [1]	Maturity Date	Outstanding Balance
				June 30, 2018	December 31, 2017
2015 Revolving Credit Facility - USD tranche	3.08%	3.08%	1/8/2020	$405,000	$345,000
2015 Revolving Credit Facility - Multicurrency tranche	1.11%	1.11%	1/8/2020	36,773	12,162
3-Year Term Loan	3.23%	2.33%	1/8/2019	300,000	300,000
5-Year Term Loan	3.23%	2.70%	1/8/2021	750,000	750,000
7-Year Term Loan	3.08%	3.00%	1/9/2023	400,000	400,000
2015 Senior Unsecured Notes	4.97%	5.07%	12/17/2024	150,000	150,000
2016 Senior Unsecured Notes	3.89%	4.00%	12/15/2022	150,000	150,000
2016 Senior Unsecured Notes	4.26%	4.38%	12/15/2025	100,000	100,000
2016 Senior Unsecured Notes	4.32%	4.43%	12/15/2026	100,000	100,000
Total unsecured debt				2,391,773	2,307,162
Net deferred financing costs and net debt discount				(4,680)	(5,063)
Total unsecured debt, net				$2,387,093	$2,302,099

1.
Represents the rate at which interest expense is recorded for financial reporting purposes as of June 30, 2018, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

Combined aggregate principal maturities of the Company’s unsecured debt obligations and non-recourse mortgages, in addition to associated interest payments, as of June 30, 2018 are as follows:

	July 1 to December 31, 2018	2019	2020	2021	2022	Thereafter	Above market interest	Total
2015 Revolving Credit Facility	$—	$—	$441,773	$—	$—	$—	$—	$441,773
Term Loans	—	300,000	—	750,000	—	400,000	—	1,450,000
Mortgage Notes Payable [1]	6,880	30,450	62,834	19,256	141,929	229,887	—	491,236
Senior Unsecured Notes	—	—	—	—	150,000	350,000	—	500,000
Interest Payments [2]	54,009	104,625	89,976	58,015	53,868	64,822	3,299	428,614
Total	$60,889	$435,075	$594,583	$827,271	$345,797	$1,044,709	$3,299	$3,311,623

1.	Mortgage note payments reflect accelerated repayment dates, when applicable, pursuant to the related agreement.

2.	Interest payments do not reflect the effect of interest rate swaps.
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
June 30, 2018

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
The following table presents the carrying value in the financial statements and approximate fair value of assets and liabilities measured on a recurring and non-recurring basis at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets:
Interest rate swaps	$35,212	$35,212	$19,668	$19,668
Retained CDO Bonds	6,792	6,792	5,527	5,527
Real estate investments[1]	2,592	2,592	87,996	87,996
Investment in CBRE Strategic Partners Asia	2,062	2,062	2,820	2,820
Loan investments[2]	33,169	28,872	22,154	21,362
Financial liabilities:
Interest rate swaps	$—	$—	$173	$173
Long-term debt:
2015 Revolving Credit Facility[2]	441,773	441,823	357,162	357,369
3-Year Term Loan[2]	300,000	300,066	300,000	300,091
5-Year Term Loan[2]	750,000	750,573	750,000	750,678
7-Year Term Loan[2]	398,330	400,006	398,152	400,010
Mortgage notes payable[2]	499,215	502,870	563,521	573,826
Senior Unsecured Notes[2]	496,990	494,455	496,785	513,229

1.	Amounts represent two and seven real estate investments, respectively, that were impaired by the Company and held as of June 30, 2018 and December 31, 2017.

2.	Long-term debt instruments are classified as Level III due to the significance of unobservable inputs which are based upon management assumptions.
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
June 30, 2018

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
Assets and liabilities measured at fair value on a recurring and non-recurring basis are categorized as follows:

At June 30, 2018	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds	$6,792	$—	$—	$6,792
Real estate investments	2,592	—	—	2,592
Investment in CBRE Strategic Partners Asia	2,062	—	—	2,062
Interest rate swaps	35,212	—	—	35,212
	$46,658	$—	$—	$46,658

At December 31, 2017	Total	Level I	Level II	Level III
Financial Assets:
Retained CDO Bonds	$5,527	$—	$—	$5,527
Real estate investments	87,996	—	—	87,996
Investment in CBRE Strategic Partners Asia	2,820	—	—	2,820
Interest rate swaps	19,668	—	—	19,668
	$116,011	$—	$—	$116,011
Financial Liabilities:
Interest rate swaps	$(173)	$—	$—	$(173)
	$(173)	$—	$—	$(173)
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
June 30, 2018

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
Interest rate swaps: The Company's derivative instruments as of June 30, 2018 and December 31, 2017 consist of interest rate swaps, which are valued with the assistance of a third-party derivative specialist using a discounted cash flow model, that requires a combination of observable market-based inputs, such as interest rate curves, and unobservable inputs which require significant judgment such as the credit valuation adjustments due to the risk of nonperformance by both the Company and its counterparties. The most significant unobservable input in the fair valuation of interest rate swaps is the credit valuation adjustment as it requires significant management judgment regarding changes in the credit risk of the Company or its counterparties, however the primary driver of the fair value of the interest rate swaps is the forward interest rate curve.
Fair Value on a Recurring Basis
Quantitative information regarding the valuation techniques and the range of significant unobservable Level III inputs used to determine fair value measurements on a recurring basis as of June 30, 2018 are as follows:

Financial Asset (Liability)	Fair Value	Valuation Technique	Unobservable Inputs	Range
Non-investment grade, subordinate CDO bonds	$6,792	Discounted cash flows	Discount rate	19.0%
Investment in CBRE Strategic Partners Asia	2,062	Discounted cash flows	Discount rate	20.0%
Interest rate swaps	35,212	Hypothetical derivative method	Credit borrowing spread	110 to 175 basis points
The following rollforward table reconciles the beginning and ending balances of financial assets (liabilities) measured at fair value on a recurring basis using Level III inputs as of June 30, 2018:

	Retained CDO Bonds	Investment in CBRE Strategic Partners Asia	Interest Rate Swaps	Total Financial Assets (Liabilities) - Level III
Balance at January 1, 2018	$5,527	$2,820	$19,495	$27,842
Amortization of discounts or premiums	646	—	(35)	611
Adjustments to fair value:
Termination of derivative instrument	—	—	(11,288)	(11,288)
Unrealized gain on derivatives	—	—	27,040	27,040
Unrealized loss in other comprehensive income from fair value adjustment	619	—	—	619
Total loss on fair value adjustments	—	(251)	—	(251)
Distributions from financial assets	—	(507)	—	(507)
Balance at June 30, 2018	$6,792	$2,062	$35,212	$44,066

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

Fair Value on a Non-Recurring Basis
The Company measures its real estate investments impaired during a period, including both assets classified as held for sale and assets held for investment, on a non-recurring basis, and records impairment on these assets as a result of a change in intent to hold the real estate investments. There were two assets measured on a non-recurring basis as of June 30, 2018, which were both classified as held for investment and recorded at $2,592 as of June 30, 2018. There were seven assets measured on a non-recurring basis as of December 31, 2017, which were all classified as held for investment and recorded at $87,996 as of December 31, 2017.
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

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

The Company’s derivatives and hedging instruments as of June 30, 2018 are as follows:

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap - Waco	1 mo. USD-LIBOR-BBA	14,741 USD	4.55%	12/19/2013	12/19/2020	$64
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.22%	12/19/2016	12/17/2018	472
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.23%	12/19/2016	12/17/2018	470
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.24%	12/19/2016	12/17/2018	465
Interest Rate Swap - 5-Year Term Loan	1 mo. USD-LIBOR-BBA	750,000 USD	1.60%	12/17/2015	12/17/2020	19,539
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	175,000 USD	1.82%	12/17/2015	1/9/2023	6,853
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	60,000 USD	1.95%	10/13/2017	1/9/2023	2,025
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	40,000 USD	2.01%	10/13/2017	1/9/2023	1,243
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	39,500 USD	1.96%	10/13/2017	1/9/2023	1,298
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	31,500 USD	1.96%	10/13/2017	1/9/2023	1,038
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	31,500 USD	2.00%	10/13/2017	1/9/2023	991
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	22,500 USD	1.95%	10/13/2017	1/9/2023	754
Net Investment Hedge in GBP-denominated investments	USD-GBP exchange rate	9,000 GBP	N/A	7/15/2016	N/A	—
Net Investment Hedge in EUR-denominated investments	USD-EUR exchange rate	21,300 EUR	N/A	3/8/2018	N/A	—
Total hedging instruments						$35,212
As of June 30, 2018, the Company’s derivative instruments consisted of interest rate swaps, which are cash flow hedges used to hedge exposure to variability in future interest payments on its debt facilities. The Company's interest rate swap derivative instruments were reported in other assets at fair value of $35,212 at June 30, 2018.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

The table below details the location in the financial statements of the gain or loss recognized on the interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Accumulated other comprehensive income:
Gain recognized in accumulated other comprehensive income[1]	$4,990	$—	$27,143	$—
Interest expense:
Loss reclassified from accumulated other comprehensive income into interest expense[1]	$271	$271	$539	$539
Gain recognized in interest expense (ineffective portion)[2]	—	—	—	46
Total recognized in interest expense on statements of operations	$271	$271	$539	$585
Gain on derivative instruments:
Gain reclassified from other comprehensive income into gain on derivative instruments[3]	$14,970	$—	$14,970	$—

1.
Periods prior to January 1, 2018, when the Company adopted ASU 2017-12, include only the effective portion and periods subsequent to January 1, 2018 include both the effective and ineffective portions as the two amounts are no longer separately measured and reported. The six months ended June 30, 2018 includes $103 related to the adoption of ASU 2017-02.

2.	Represents the ineffective portion and pertains only to periods prior to January 1, 2018, when the Company adopted ASU 2017-12.

3.	Amounts represent gain recognized during the three and six months ended June 30, 2018 related to the Company’s termination of its forward starting swap in June 2018.
During the next 12 months, the Company expects that $(9,553) will be reclassified from other comprehensive income as an increase in interest expense for the Company’s interest rate swaps as of June 30, 2018. Additionally, the Company will recognize $1,024 in interest expense on a straight-line basis over the remaining original term of terminated swaps through June 2019, representing amortization of the remaining accumulated other comprehensive income balance related to the swap.
The Company hedges exposure to changes in the exchange rates underlying its investments based in foreign currencies using non-derivative net investment hedges in conjunction with borrowings under the multicurrency tranche of its 2015 Revolving Credit Facility. In March 2018, the Company entered into a non-derivative net investment hedge on its euro-denominated investment in the Gramercy European Property Fund III and in prior periods, from September 2015 until disposal of the underlying investments in July 2017, the Company had a non-derivative net investment hedge on its investments in the Gramercy European Property Fund and the Goodman Europe JV, all of which had euros as their functional currencies. The Company’s non-derivative net investment hedge on its British pound sterling-denominated investments, which was entered into in July 2016, is used to hedge exposure to changes in the British pound sterling U.S. dollar exchange rate underlying its unconsolidated equity investment in the Goodman UK JV, which has British pounds sterling as its functional currency. The Company’s non-derivative net investment hedge values are reported at carrying value and are included in the balance of the senior unsecured revolving credit facility on the Consolidated Balance Sheets. During the three and six months ended June 30, 2018, the Company recorded a net gain of $1,027 and $568, respectively, in other comprehensive income from the impact of exchange rates related to the non-derivative net investment hedges. During the three and six months ended June 30, 2017, the Company recorded a net loss of $4,196 and $5,119, respectively, in other comprehensive income from the impact of exchange rates related to the non-

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

derivative net investment hedges. When the non-derivative net investments being hedged are sold or substantially liquidated, the balance of the translation adjustment accumulated in other comprehensive income will be reclassified into earnings.
9. Shareholders’ Equity (Deficit) of the Company
As of June 30, 2018 and December 31, 2017, the Company's authorized capital shares consisted of 500,000,000 shares of beneficial interest, $0.01 par value per share, of which the Company is authorized to issue up to 490,000,000 common shares of beneficial interest, $0.01 par value per share, or common shares, and 10,000,000 preferred shares of beneficial interest, $0.01 par value per share, or preferred shares. As of June 30, 2018, 160,792,820 common shares and 3,500,000 preferred shares were issued and outstanding.
During the six months ended June 30, 2018, the Company’s common dividends were as follows:

Quarter Ended	Record Date	Payment Date	Common dividend per share
March 31, 2018	3/30/2018	4/16/2018	$0.375
June 30, 2018	6/29/2018	7/16/2018	$0.375
Employee Share Purchase Plan
In June 2017, the Company’s shareholders approved an Employee Share Purchase Plan, or ESPP, which enables the Company’s eligible employees to purchase the common shares through payroll deductions, subject to the restrictions in the Merger Agreement. The ESPP has a maximum of 250,000 common shares available for issuance and provides for eligible employees to purchase the common shares during defined offering periods at a purchase price determined at the discretion of the board of trustees, which was initially established to be equal to 90.0% of the lower of either (i) the closing price of the Company’s common shares on the first day of the offering period and (ii) the closing price of the Company’s common shares on the last day of the offering period. As of June 30, 2018, there were 1,374 shares issued under the ESPP. As of June 30, 2018, the ESPP has been suspended, subject to the terms of the Merger Agreement.
Dividend Reinvestment Plan
In June 2016, the Company adopted a dividend reinvestment plan, or DRIP, under which shareholders may use their dividends and optional cash payments to purchase additional common shares of the Company, subject to the restrictions in the Merger Agreement. In August 2016, the Company registered 3,333,333 common shares related to the DRIP. During the six months ended June 30, 2018, 3,363 shares were issued under the DRIP and as of June 30, 2018 there were 3,322,410 shares available for issuance under the DRIP.
At-The-Market Equity Offering Program
In July 2016, the Company’s board of trustees approved the establishment of an “at the market” equity issuance program, or ATM Program, pursuant to which the Company may offer and sell common shares with an aggregate gross sales price of up to $375,000, subject to the restrictions in the Merger Agreement. During the six months ended June 30, 2018, the Company did not sell any common shares through the ATM Program.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

Preferred Shares
Holders of the Company's Series A Preferred Shares are entitled to receive annual dividends of $1.78125 per share on a quarterly basis and dividends are cumulative, subject to certain provisions. On or after August 15, 2019, the Company can, at its option, redeem the Series A Preferred Shares at par for cash. At June 30, 2018, the Company had 3,500,000 of its Series A Preferred Shares outstanding with a mandatory liquidation preference of $25.00 per share.
Equity Incentive Plans
In June 2016, the Company instituted its 2016 Equity Incentive Plan, which was approved by the Company’s board of trustees and shareholders. As of June 30, 2018, there were 2,625,800 shares available for grant under the 2016 Equity Incentive Plan. The Company accounts for share-based compensation awards using fair value recognition provisions and assumes an estimated forfeiture rate which impacts the amount of compensation cost recognized over the benefit period.
Through June 30, 2018, 1,129,130 restricted shares had been issued under the Company’s equity incentive plans, including the 2016 Equity Incentive Plan and the Company’s previous equity incentive plans, of which 67.2% have vested. As of June 30, 2018 and December 31, 2017, the Company had 341,089 and 347,676 weighted average restricted shares outstanding, respectively.
Compensation expense of $617 and $1,158 was recorded for the three and six months ended June 30, 2018, respectively, related to the Company’s equity incentive plans. Compensation expense of $755 and $1,572 was recorded for the three and six months ended June 30, 2017, respectively, related to the Company’s equity incentive plans. Compensation expense of $4,141 will be recorded over the course of the next 23 months representing the remaining weighted average vesting period of equity awards issued under the equity incentive plans as of June 30, 2018.
Compensation expense of $1,151 and $2,289 was recorded for the three and six months ended June 30, 2018, respectively, for the Company's Outperformance Plans. Compensation expense of $1,070 and $2,126 was recorded for the three and six months ended June 30, 2017, respectively, for the Company's Outperformance Plans. Compensation expense of $9,037 will be recorded over the course of the next 32 months, representing the remaining weighted average vesting period of the awards issued under the Outperformance Plans as of June 30, 2018.
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

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

Earnings per share for the three and six months ended June 30, 2018 and 2017 are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator – Income (loss):
Net income (loss) from continuing operations	$20,754	$5,985	$32,363	$(2,087)
Net loss from discontinued operations	—	(28)	—	(52)
Net income (loss) before net gain on disposals	20,754	5,957	32,363	(2,139)
Net gain on disposals	4,523	2,002	20,778	19,379
Net income	25,277	7,959	53,141	17,240
Less: Net (income) loss attributable to noncontrolling interest	(845)	113	(1,647)	(41)
Less: Nonforfeitable dividends allocated to participating shareholders	(206)	(337)	(409)	(635)
Less: Preferred share dividends	(1,558)	(1,558)	(3,117)	(3,117)
Net income available to common shares outstanding	$22,668	$6,177	$47,968	$13,447
Denominator – Weighted average shares:
Basic weighted average shares outstanding	160,420,278	148,542,916	160,414,240	144,746,251
Effect of dilutive securities:
Unvested non-participating share-based payment awards	—	86,452	—	79,552
Options	13,073	19,196	11,051	14,471
Exchangeable Senior Notes	—	1,265,879	—	1,125,662
Diluted weighted average shares outstanding	160,433,351	149,914,443	160,425,291	145,965,936
The Company’s options and other share-based payment awards used in the computation of EPS were calculated using the treasury share method. As discussed in Note 5, 100.0% of the Company’s Exchangeable Senior Notes were exchanged for 5,258,420 of the Company’s common shares in September 2017, however for the three and six months ended June 30, 2017, the Company had the intent and ability to settle the debt component of the Exchangeable Senior Notes in cash and the excess conversion premium in shares, thus for that period the Company only included the effect of the excess conversion premium in the calculation of Diluted EPS.
For the three and six months ended June 30, 2018, the net income (loss) attributable to the outside interests in the Operating Partnership has been excluded from the numerator and 5,934,765 and 5,490,217, respectively, weighted average shares related to the outside interests in the Operating Partnership have been excluded from the denominator for the purpose of calculating Diluted EPS as there would have been no effect had such amounts been included. For the three and six months ended June 30, 2017, the net income (loss) attributable to the outside interests in the Operating Partnership has been excluded from the numerator and 560,443 and 590,547, respectively, weighted average shares related to the outside interests in the Operating Partnership have been excluded from the denominator for the purpose of calculating Diluted EPS as there would have been no effect had such amounts been included. Refer to Note 11 for more information on the outside interests in the Operating Partnership.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

Accumulated Other Comprehensive Income
Accumulated other comprehensive income as of June 30, 2018 and December 31, 2017 is composed of the following:

	June 30, 2018	December 31, 2017
Net unrealized gain on derivative securities	$42,670	$15,630
Net unrealized gain on debt instruments	1,036	417
Foreign currency translation adjustments:
Net gain on non-derivative net investment hedges[1]	865	297
Other foreign currency translation adjustments	(6,966)	(5,734)
Reclassification of swap gain (loss) into interest expense	(8,583)	2,166
Cumulative effect of accounting change	103	—
Total accumulated other comprehensive income	$29,125	$12,776

1.
The foreign currency translation adjustment associated with the Company’s non-derivative net investment hedge related to its European investments is included in other comprehensive income. The balance reflects write-offs of $1,851 on the Company’s non-derivative net investment hedge during the year ended December 31, 2017.

10. Partners’ Capital of the Operating Partnership
The Company is the sole general partner of the Operating Partnership. As of June 30, 2018, the Company owned 160,792,820 of the outstanding general and limited partnership interests, or 96.42%, of the Operating Partnership. The number of common units in the Operating Partnership is equivalent to the number of outstanding common shares of the Company, and the entitlement of all the Operating Partnership’s common units to quarterly distributions and payments in liquidation are substantially the same as those of the Company's common shareholders. Similarly, in the case of each series of preferred units in the Operating Partnership held by the Company, there is a series of preferred shares that is equivalent in number and carries substantially the same terms as such series of the Operating Partnership’s preferred units.
Limited Partner Units
As of June 30, 2018, limited partners other than the Company owned 5,959,858 common units, or 3.58%, of the Operating Partnership.
Earnings per Unit
The Operating Partnership's earnings per unit for the three and six months ended June 30, 2018 and 2017 are computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator – Income (loss):
Net income (loss) from continuing operations	$20,754	$5,985	$32,363	$(2,087)
Net loss from discontinued operations	—	(28)	—	(52)
Net income (loss) before net gain on disposals	20,754	5,957	32,363	(2,139)
Net gain on disposals	4,523	2,002	20,778	19,379
Net income	25,277	7,959	53,141	17,240
Less: Net loss attributable to noncontrolling interest in other partnerships	—	137	—	17
Less: Nonforfeitable dividends allocated to participating unitholders	(206)	(337)	(409)	(635)
Less: Preferred unit distributions	(1,558)	(1,558)	(3,117)	(3,117)
Net income available to common units outstanding	$23,513	$6,201	$49,615	$13,505
Denominator – Weighted average units:
Basic weighted average units outstanding	166,355,043	149,103,359	165,904,457	145,336,798
Effect of dilutive securities:
Unvested non-participating share-based payment awards	—	86,452	—	79,552
Options	13,073	19,196	11,051	14,471
Exchangeable Senior Notes	—	1,265,879	—	1,125,662
Diluted weighted average units outstanding	166,368,116	150,474,886	165,915,508	146,556,483
11. Noncontrolling Interests
Noncontrolling interests represent the outside equity interests in the Operating Partnership as well as third-party equity interests in the Company’s other consolidated subsidiaries.
Outside Equity Interests in Operating Partnership
The outside equity interests in the Operating Partnership include OP Units and earned and vested LTIP Units, which are convertible on a one-for-one basis into OP Units. The aggregate outstanding noncontrolling interest in the Operating Partnership as of June 30, 2018 represented an interest of approximately 3.58% in the Operating Partnership. A portion of the Operating Partnership’s net income (loss) during each reporting period is attributed to noncontrolling interests based on the weighted average percentage ownership of both OP Unit holders and earned and vested LTIP Unit holders relative to the sum of the Company’s total outstanding common shares, OP Units, and earned and vested LTIP Units.
OP Units
During the six months ended June 30, 2018, the Company issued 1,566,961 OP Units as part of its contribution to fund its pro rata share of the E-Commerce JV’s acquisition of four properties. As of June 30, 2018, 5,300,343 OP Units were outstanding, which can be redeemed for 5,300,343 of the Company's shares. During the six months ended June 30, 2018 and the year ended December 31, 2017, 6,038 and 134,607 OP Units, respectively, were converted on a one-for-

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

one basis into common shares of the Company. At June 30, 2018, 5,300,343 common shares of the Company were reserved for issuance upon redemption of OP Units. OP Units are recorded at the greater of cost basis or fair market value based on the closing share price of the Company’s common shares at the end of the reporting period. As of June 30, 2018, the value of the OP Units was $156,293.
LTIP Units
As of June 30, 2018, noncontrolling interest owners held 659,515 earned and vested LTIP Units, which, upon conversion into OP Units, can be redeemed for 659,515 of the Company’s common shares. During the six months ended June 30, 2018 and year ended December 31, 2017, there were no earned and vested LTIP Units converted into OP Units or redeemed for common shares of the Company. At June 30, 2018, 659,515 common shares of the Company were reserved for issuance upon conversion of the earned and vested LTIP Units into OP Units and their subsequent redemption for common shares.
Below is the rollforward of the activity relating to the noncontrolling interests in the Operating Partnership as of June 30, 2018:

Noncontrolling Interest
Balance at January 1, 2018	$113,530
Issuance of noncontrolling interests in the Operating Partnership	37,558
Redemption of noncontrolling interests in the Operating Partnership	(130)
Net income attribution	1,647
Fair value adjustments	7,448
Dividends	(3,760)
Balance at June 30, 2018	$156,293

Interests in Other Entities
There are entities that the Company consolidates into its Consolidated Financial Statements based on the structure of the entities and their control provisions. As of June 30, 2018, the Company consolidated the Lakemont Development Investment and during the year ended December 31, 2017 until its dissolution in the fourth quarter of 2017, the Company consolidated European Fund Manager, which were both consolidated VIEs of the Company. The Company’s interest in these entities is presented in the equity section of its Consolidated Financial Statements. Refer to Note 2 for further discussion of these entities and consolidation considerations.
12. Commitments and Contingencies
Funding Commitments
As of June 30, 2018, the Company is obligated to fund the development of two properties and remaining improvements at two development properties, for which it has remaining cumulative future commitments of $40,265.
The Company has committed $61,730 (€52,187) to the Gramercy European Property Fund III. The Company contributed $28,186 (€23,478) to the Gramercy European Property Fund III as of June 30, 2018. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on June 30, 2018, in the case of unfunded commitments.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

The Company has a 51.0% interest in the E-Commerce JV and has committed capital to fund its pro rata share of the E-Commerce JV’s initial acquisition of six properties, as well as the acquisition of additional properties in the future, subject to the partners' approval. The Company's pro rata funding commitment for the initial six properties is estimated at approximately $110,000, which will be funded using a combination of OP Units and cash. As of June 30, 2018, the Company contributed approximately $61,304 to the E-Commerce JV, of which $15,565 was contributed in cash.
The Company committed to fund $100,000 to Strategic Office Partners, of which $32,427 was funded as of June 30, 2018. In July 2018, the Company sold its 25.0% interest in Strategic Office Partners to TPG, and following the sale the Company has no outstanding commitment to Strategic Office Partners. Refer to Note 15 for more information on the transaction. See Note 4 for further information on the Gramercy European Property Fund III, the E-Commerce JV, and Strategic Office Partners.
Legal Proceedings
Gramercy and its board of trustees are named as defendants in three pending lawsuits brought by purported Gramercy shareholders challenging the proposed transaction between the Company and affiliates of Blackstone: Anderson v. Gramercy Property Trust et al., No. 1:18-cv-05335-PCK, a purported class action, was filed in the United States District Court for the Southern District of New York on June 13, 2018, Franchi v. Gramercy Property Trust et al., No. 1:18-cv-01842-ELH, a purported class action, was filed in the United States District Court for the District of Maryland on June 20, 2018, and Madry v. Gramercy Property Trust et al., No. 1:18-cv-01851-TDC, an individual action, was filed in the United States District Court for the District of Maryland on June 21, 2018. The complaints allege, among other things, that the individual defendants caused the Company to file a materially incomplete and misleading preliminary proxy statement relating to the proposed transaction in violation of Sections 14(a) and 20(a) of the Exchange Act. The Anderson and Madry complaints seek a variety of equitable and injunctive relief, including enjoining defendants from consummating the proposed merger transaction unless and until the Company provides supplemental disclosures, unspecified damages and, in the case of the Anderson complaint, rescission of the Merger Agreement or any of the terms thereof, or rescissory damages. The Franchi complaint seeks, among other relief, to enjoin defendants from proceeding with, consummating or closing the proposed merger transaction, rescission of the merger transaction or rescissory damages, and dissemination of a supplemental proxy statement. All three complaints also seek an award of attorneys’ and expert fees and expenses. The Company believes the lawsuits are without merit. The Company is unable to predict the outcome of these matters.
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
June 30, 2018

lease extending to June 2053. Future minimum rental payments to be made by the Company under these non-cancelable ground leases, excluding increases resulting from increases in the consumer price index, are as follows:

	July 1 to December 31, 2018	2019	2020	2021	2022	Thereafter	Total
Ground Leases - Operating	$1,266	$2,593	$2,596	$2,567	$2,598	$73,175	$84,795
Ground Leases - Capital	—	—	—	—	—	329	329
Total	$1,266	$2,593	$2,596	$2,567	$2,598	$73,504	$85,124
13. Income Taxes
The Company has elected to be taxed as a REIT, under Sections 856 through 860 of the Internal Revenue Code beginning with its taxable year ended December 31, 2004. To qualify as a REIT, the Company must meet certain organizational and operational requirements, including a requirement to distribute annually at least 90.0% of its ordinary taxable income to its shareholders. As a REIT, the Company generally will not be subject to U.S. federal income tax on taxable income that it distributes to its shareholders. The Operating Partnership is a limited partnership and therefore is generally not liable for federal corporate income taxes as income is reported in the tax returns of its partners. The Operating Partnership may, however, be subject to certain state and local taxes. The Operating Partnership has in the past established taxable REIT subsidiaries, or TRSs, to effect various taxable transactions. Typical transactions that could cause these TRSs to be subject to federal, state and local taxes would include, but are not limited to, gains on property sales and management fee income. Tax expense from the Operating Partnership’s TRS for the three and six months ended June 30, 2018 and 2017 was immaterial.
The Company’s policy for interest and penalties, if any, on material uncertain tax positions recognized in the financial statements is to classify these as interest expense and operating expense, respectively. As of June 30, 2018 and December 31, 2017, the Company did not incur any material interest or penalties.

Gramercy Property Trust and GPT Operating Partnership LP
Notes to Consolidated Financial Statements
(Unaudited, dollar amounts in thousands, except per share and per unit data)
June 30, 2018

14. Supplemental Cash Flow Information
The following table represents supplemental cash flow disclosures for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017
Supplemental cash flow disclosures:
Interest paid	$50,194	$44,441
Income taxes paid	218	296
Proceeds from 1031 exchanges from sale of real estate	5	170,210
Use of funds from 1031 exchanges for acquisitions of real estate	(5)	(140,987)
Non-cash activity:
Fair value adjustment to noncontrolling interest in the Operating Partnership	$7,448	$576
Debt assumed in acquisition of real estate	—	3,680
Debt transferred in disposition of real estate	—	(10,456)
Non-cash acquisition of consolidated VIE	—	24,930
Dividend reinvestment plan proceeds	81	103
Redemption of units of noncontrolling interest in the Operating Partnership for common shares	(130)	(2,697)
Contributions to unconsolidated equity investments for units of noncontrolling interests in the operating partnership	37,558	—

15. Subsequent Events
Subsequent to June 30, 2018, the Company sold its 25.0% interest in Strategic Office Partners to its investment partner, TPG, for gross proceeds of $45,382 in a transaction that valued the investment portfolio at an aggregate value of $388,000. Also subsequent to June 30, 2018, the Company closed on the disposition of two properties for gross proceeds of approximately $36,650.

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
We earn revenues primarily through rental revenues on properties that we own in the United States. We also own unconsolidated equity investments in the United States, Europe, and Asia. Our operations are conducted primarily through the Operating Partnership, of which we are the sole general partner. As of June 30, 2018, third-party holders of limited partnership interests owned approximately 3.58% of the Operating Partnership. These interests are referred to as the noncontrolling interests in the Operating Partnership.
As of June 30, 2018, our wholly-owned portfolio consisted of 355 properties comprising 81,134,150 rentable square feet with 96.7% occupancy. As of June 30, 2018, we had ownership interests in 33 properties held in unconsolidated equity investments in the United States and Europe and one property held through the investment in CBRE Strategic Partners Asia. As of June 30, 2018, we managed approximately $2,364,000 of commercial real estate assets, including approximately $1,617,000 of assets in Europe.
During the six months ended June 30, 2018, we acquired three properties aggregating 550,522 square feet for a total purchase price of approximately $32,690 and placed one development property into service with 126,722 square feet. During the six months ended June 30, 2018, we sold 14 properties and one land parcel that was part of another asset aggregating 1,890,057 square feet for total gross proceeds of approximately $130,983.
Unless the context requires otherwise, all references to “Company," "Gramercy,” “we,” “our” and “us” mean Gramercy Property Trust and its subsidiaries, including the Operating Partnership and its consolidated subsidiaries.
Pending Mergers
On May 6, 2018, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with BRE Glacier Parent L.P., or Parent, BRE Glacier L.P., or Merger Sub I, and BRE Glacier Acquisition L.P., or Merger Sub II, all of which are affiliates of Blackstone Real Estate Partners VIII L.P., an affiliate of The Blackstone Group L.P. Pursuant to the Merger Agreement, Merger Sub II will merge with and into the Operating Partnership, or the Partnership Merger, and we will merge with and into Merger Sub I, or the Company Merger, and, together with the Partnership Merger, the Mergers. Following the Mergers, Merger Sub I and the Operating Partnership will continue as the surviving entities and the separate existence of the Company and Merger Sub II will cease. Pursuant to the Merger Agreement, the closing of the Mergers will take place on the third business day after satisfaction of waiver of the conditions to the Merger (other than those conditions that by their nature are to be satisfied or waived at the closing, but subject to the satisfaction or waiver of such conditions) or at such other date as mutually agreed to by the parties to the Merger Agreement; however, Parent may on one or more occasions elect to delay the closing to a date that is on or prior to October 10, 2018. On June 27, 2018, we filed a definitive proxy statement with the Securities and Exchange Commission, or SEC, in connection with the Mergers. See our definitive proxy statement on Schedule 14A, the risk factors contained below under the heading

“Part II - Other Information - Item 1A. Risk Factors” and Note 1 in the accompanying Consolidated Financial Statements for further discussion of the Merger Agreement and the Mergers.
The Mergers are expected to close during the second half of 2018, although closing is subject to various conditions, including the approval of the Company Merger by our common shareholders, and therefore we cannot provide any assurance that the Mergers will close in a timely manner or at all. Our ability to execute on our business plan could be adversely impacted by operating restrictions included in the Merger Agreement, including restrictions on acquiring new assets and raising additional capital. We have incurred and will incur a variety of merger-related costs, which, while not recurring in nature, will not be recoverable if the Mergers are not consummated.

Results of Operations
Comparison of the three months ended June 30, 2018 to the three months ended June 30, 2017
Revenues

	2018	2017	Change
Rental revenue	$119,177	$108,261	$10,916
Operating expense reimbursements	22,346	19,628	2,718
Third-party management fees	2,374	1,638	736
Other income	1,698	1,838	(140)
Total revenues	$145,595	$131,365	$14,230
Equity in net income (loss) of unconsolidated equity investments	$(1,838)	$248	$(2,086)

The increase of $10,916 in rental revenue and $2,718 in operating expense reimbursements is due to the increase in our wholly-owned property portfolio of 355 properties as of June 30, 2018 compared to 320 properties as of June 30, 2017.
The increase of $736 in third-party management fees is primarily attributable to an increase of $520 in revenue from our European management platform during the three months ended June 30, 2018 compared to the three months ended June 30, 2017.
The equity in net income (loss) of unconsolidated equity investments of $(1,838) and $248 for the three months ended June 30, 2018 and 2017, respectively, represents our proportionate share of the income (loss) generated by our equity investments.

Expenses

	2018	2017	Change
Depreciation and amortization	$68,479	$62,176	$6,303
Property operating expenses	26,018	23,219	2,799
General and administrative expenses	8,862	9,100	(238)
Property management expenses	2,616	2,435	181
Merger-related expenses	1,945	—	1,945
Interest expense	25,597	23,239	2,358
Gain on derivative instruments	(14,970)	—	(14,970)
Gain on extinguishment of debt	(83)	(268)	185
Impairment losses	4,601	5,580	(979)
(Benefit) provision for taxes	(62)	147	(209)
Net gain on disposals	(4,523)	(2,002)	(2,521)
Total expenses	$118,480	$123,626	$(5,146)
The increase of $6,303 in depreciation and amortization expense and $2,799 in property operating expenses is due to our wholly-owned property portfolio of 355 properties as of June 30, 2018 compared to 320 properties as of June 30, 2017. Property operating expenses are composed of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue.
The increase of $1,945 in merger-related expenses is due to legal and professional costs incurred related to the pending Mergers.
The increase of $2,358 in interest expense is primarily due to increased borrowings on our 2015 Revolving Credit Facility and the upsize of our 7-Year Term Loan.
During the three months ended June 30, 2018, we recognized a gain on derivative instruments of $14,970 related to the termination of our forward starting swap.
During the three months ended June 30, 2018, we recognized impairment losses of $4,601, of which $1,308 is related to two properties held as of June 30, 2018 that were determined to have non-recoverable declines in value during the period and $3,293 is related to the goodwill associated with our European management platform. During the three months ended June 30, 2017, we recognized an impairment on real estate investments of $5,580 related to three properties held as of June 30, 2017 that were determined to have non-recoverable declines in value during the period.
During the three months ended June 30, 2018 and 2017, we realized a net gain on disposals of $4,523 and $2,002, respectively, related to the disposals of properties during the periods.

Comparison of the six months ended June 30, 2018 to the six months ended June 30, 2017
Revenues

	2018	2017	Change
Rental revenue	$241,422	$211,543	$29,879
Operating expense reimbursements	45,656	39,996	5,660
Third-party management fees	5,164	6,230	(1,066)
Other income	2,833	3,590	(757)
Total revenues	$295,075	$261,359	$33,716
Equity in net income (loss) of unconsolidated equity investments	$(2,764)	$154	$(2,918)
The increase of $29,879 in rental revenue and $5,660 in operating expense reimbursements is due to our wholly-owned property portfolio of 355 properties as of June 30, 2018 compared to 320 properties as of June 30, 2017.
The decrease of $1,066 in third-party management fees is primarily attributable to a decrease of $3,086 in asset management, property management, incentive fees and accounting fees earned from our contract with KBS, which expired on March 31, 2017. This is partially offset by an increase of $1,600 in revenue from our European management platform during the six months ended June 30, 2018 compared to the six months ended June 30, 2017.
For the six months ended June 30, 2018, other income is primarily composed of investment income of $1,934 and property related income of $935. For the six months ended June 30, 2017, other income is primarily composed of investment income of $899, property related income of $1,588, and lease termination fees of $953.
The equity in net income (loss) of unconsolidated equity investments of $(2,764) and $154 for the six months ended June 30, 2018 and 2017, respectively, represents our proportionate share of the income (loss) generated by our unconsolidated equity investments.

Expenses

	2018	2017	Change
Depreciation and amortization	$139,995	$124,393	$15,602
Property operating expenses	53,106	46,405	6,701
General and administrative expenses	18,548	17,856	692
Property management expenses	5,158	5,519	(361)
Merger-related expenses	1,945	—	1,945
Interest expense	51,089	46,295	4,794
Net impairment recognized in earnings	—	4,890	(4,890)
Gain on derivative instruments	(14,970)	—	(14,970)
Gain on extinguishment of debt	(83)	(60)	(23)
Impairment losses	4,601	18,351	(13,750)
(Benefit) provision for taxes	559	(49)	608
Net gain on disposals	(20,778)	(19,379)	(1,399)
Total expenses	$239,170	$244,221	$(5,051)
The increase of $15,602 in depreciation and amortization expense and $6,701 in property operating expenses is due to our wholly-owned property portfolio of 355 properties as of June 30, 2018 compared to 320 properties as of June 30, 2017. Property operating expenses are composed of expenses directly attributable to our real estate portfolio. Property operating expenses include property related costs which we are responsible for during the lease term but can be passed through to the tenant as operating expense reimbursement revenue.
The increase of $692 in general and administrative expense is primarily attributable to the increase in transaction costs during the six months ended June 30, 2018.
The increase of $1,945 in merger-related expenses is due to legal and professional costs incurred related to the pending Mergers.
The increase of $4,794 in interest expense is primarily due to increased borrowings on our 2015 Revolving Credit Facility and the upsize of our 7-Year Term Loan.
During the six months ended June 30, 2017, we recorded net impairment recognized in earnings of $4,890 on our Retained CDO Bonds due to adverse changes in expected cash flows related to the Retained CDO Bonds.
During the six months ended June 30, 2018, we recognized a gain on derivative instruments of $14,970 related to the termination of our forward starting swap.
During the six months ended June 30, 2018, we recognized impairment losses of $4,601, of which $1,308 is related to two properties held as of June 30, 2018 that were determined to have non-recoverable declines in value during the period and $3,293 is related to the goodwill associated with our European management platform. During the six months ended June 30, 2017, we recognized an impairment on real estate investments of $18,351 related to two properties sold during the period as well as three properties held as of June 30, 2017 that were determined to have non-recoverable declines in value during the period.
The provision for taxes was $559 and $(49) for the six months ended June 30, 2018 and 2017, respectively. The increase in our tax provision is primarily attributable to the increase in estimated taxes related to our European management platform.

During the six months ended June 30, 2018 and 2017, we realized a net gain on disposals of $20,778 and $19,379, respectively, related to the disposals of properties during the periods.
Liquidity and Capital Resources
The Merger Agreement contains provisions which restrict or prohibit certain capital expenditures as well as certain capital transactions typically used to fund our short and long-term liquidity requirements. Until the Mergers close, or the Merger Agreement is terminated, our liquidity requirements will primarily be funded by our cash flow from operations and certain other capital activities allowed under the Merger Agreement. In particular, we are subject to various restrictions under the Merger Agreement on raising additional capital, issuing additional equity or debt, repurchasing equity or debt, and entering into certain acquisition, disposition and leasing transactions, among other restrictions, subject to the restrictions under the Merger Agreement.
Liquidity is a measurement of our ability to meet cash requirements, including ongoing commitments to fund acquisitions of real estate assets, repay borrowings, pay dividends and other general business needs. In addition to cash on hand, our primary sources of funds for short-term and long-term liquidity requirements, including working capital, distributions, debt service and additional investments, consist of: (i) cash flow from operations; (ii) borrowings under our unsecured revolving credit facility and term loans; (iii) proceeds from sales of real estate; and (iv) proceeds from our common equity and debt offerings. We believe these sources of financing will be sufficient to meet our short-term and long-term liquidity requirements, subject to restrictions under the Merger Agreement.
Our cash flow from operations primarily consists of rental revenue, expense reimbursements from tenants, and third-party management fees. Our cash flow from operations is our principal source of funds that we use to pay operating expenses, debt service, general and administrative expenses, operating capital expenditures, dividends, and acquisition-related expenses. Our ability to fund our short-term liquidity needs, including debt service and general operations (including employment related benefit expenses), through cash flow from operations can be evaluated through the Consolidated Statements of Cash Flows included in the accompanying Consolidated Financial Statements.
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
See the discussion above and in Note 1 in the accompanying Consolidated Financial Statements for more information regarding restrictions under the Merger Agreement to which we are subject.
Cash Flows
Net cash provided by operating activities increased $22,221 to $148,283 for the six months ended June 30, 2018 compared to $126,062 for the same period in 2017. Operating cash flow was generated primarily by net rental revenue from our real estate investments.
Net cash used in investing activities for the six months ended June 30, 2018 was $28,709 compared to net cash used in investing activities of $130,655 during the same period in 2017. The increase in cash flow related to investing activities in 2018 is primarily attributable to a decrease in acquisition of real estate and increased proceeds from sales of real estate.
Net cash used in financing activities for the six months ended June 30, 2018 was $90,660 as compared to net cash provided by financing activities of $128,073 during the same period in 2017. The decrease in cash flow in 2018 is primarily attributable to net paydowns on our unsecured credit facility and increased dividend payments in 2018, as well as proceeds from sales of our common shares in 2017.
Equity Structure
As of June 30, 2018 and December 31, 2017, our authorized capital shares consists of 500,000,000 shares of beneficial interest, $0.01 par value per share, of which we are authorized to issue up to 490,000,000 common shares of beneficial interest, $0.01 par value per share, or common shares, and 10,000,000 preferred shares of beneficial interest, $0.01 par value per share, or preferred shares. As of June 30, 2018, 160,792,820 common shares and 3,500,000 preferred shares were issued and outstanding.
Market Capitalization
At June 30, 2018, our consolidated market capitalization was $7,366,668 based on a common share price of $27.32 per share, the closing price of our common shares on the NYSE on June 30, 2018. Market capitalization includes consolidated debt and common and preferred shares.

Dividends
To maintain our qualification as a REIT, we must pay annual dividends to our shareholders of at least 90.0% of our REIT taxable income, determined before taking into consideration the dividends paid deduction and net capital gains. Before we pay any dividend, whether for U.S. federal income tax purposes or otherwise, which would only be paid out of available cash, we must first meet both our operating requirements and scheduled debt service on our mortgages and other loans payable. Under the Merger Agreement entered into on May 6, 2018, we were permitted to pay one additional common share dividend of $0.375 per share on July 16, 2018, but will not be permitted to pay common share dividends for any quarter thereafter, subject to certain exceptions.
Dividends per share declared during 2017 and 2018 are as follows:

Quarter Ended	Common dividends [1]	Preferred dividends
March 31, 2017	$0.375	$0.445
June 30, 2017	$0.375	$0.445
September 30, 2017	$0.375	$0.445
December 31, 2017	$0.375	$0.445
March 31, 2018	$0.375	$0.445
June 30, 2018	$0.375	$0.445

1.	Common dividends declared for a quarter are accrued for during the quarter and then paid to common shareholders of record as of the end of the quarter during the month following the quarter-end.
Indebtedness
Secured Debt
Mortgage Notes
Certain real estate assets are subject to mortgage notes. During the six months ended June 30, 2018, we did not assume any mortgages notes. During the year ended December 31, 2017, we assumed $181,107 of non-recourse mortgages in connection with seven real estate acquisitions. During the three and six months ended June 30, 2018, we paid off the mortgage notes on four properties and recorded a net gain on extinguishment of debt of $83 related to the payoffs. During the three and six months ended June 30, 2017, we paid off the mortgage notes on two properties. During the six months ended June 30, 2017, we refinanced the debt on two properties encumbered by a mortgage loan for $10,456 and subsequently transferred the mortgage on these two properties to the buyer of the properties. During the three and six months ended June 30, 2017, we recorded a net gain on the early extinguishment of debt of $268 and $60, respectively. Our mortgage notes include a series of financial and other covenants with which we must comply in order to borrow under them. We were in compliance with the covenants under the mortgage note facilities as of June 30, 2018.
As of June 30, 2018, we had $491,236 total outstanding principal under our mortgage notes, which encumber 46 properties, and have a weighted average remaining term of 4.8 years and a weighted average interest rate of 4.48%. Weighted averages are based on outstanding principal balances as of June 30, 2018 and the interest rate reflects the effects of interest rate swaps and amortization of financing costs and fair market value premiums or discounts. Refer to Note 5 in the accompanying Consolidated Financial Statements for additional information on our secured debt obligations.
Unsecured Debt
2015 Credit Facility and Term Loans
In December 2015, we entered into an agreement, or the Credit Agreement, for a new $1,900,000 credit facility, or the 2015 Credit Facility, consisting of an $850,000 senior unsecured revolving credit facility, or the 2015 Revolving Credit Facility, and a $1,050,000 term loan facility with JPMorgan Securities LLC and Merrill Lynch, Pierce, Fenner and Smith Incorporated. The 2015 Revolving Credit Facility consists of a $750,000 U.S. dollar revolving credit facility and a $100,000 multicurrency revolving credit facility. The 2015 Revolving Credit Facility matures in January 2020, but may be extended for two additional six-month periods upon the payment of applicable fees and satisfaction of certain customary conditions. The term loan facility, or the 2015 Term Loan, consists of a $300,000 term loan facility that matures in January 2019 with one 12-month extension option, or the 3-Year Term Loan, and a $750,000 term loan facility that matures in January 2021, or the 5-Year Term Loan. In December 2015, we also entered into a $175,000 7-year unsecured term loan with Capital One, N.A., or the 7-Year Term Loan, which matures in January 2023. In October 2017, we modified the 7-Year Term Loan by increasing the loan amount to $400,000 and reducing the interest rate to the terms described below.

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
Our unsecured borrowing facilities include a series of financial and other covenants with which we must comply in order to borrow under them. We were in compliance with the covenants under the facilities as of June 30, 2018. Refer to the table at the end of Note 5 in the accompanying Consolidated Financial Statements for specific terms and our outstanding borrowings under the facilities.
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

The terms of our unsecured sources of financing and their combined aggregate principal maturities as of June 30, 2018 and December 31, 2017 are as follows:

	Stated Interest Rate	Effective Interest Rate [1]	Maturity Date	Outstanding Balance
				June 30, 2018	December 31, 2017
2015 Revolving Credit Facility - USD tranche	3.08%	3.08%	1/8/2020	$405,000	$345,000
2015 Revolving Credit Facility - Multicurrency tranche	1.11%	1.11%	1/8/2020	36,773	12,162
3-Year Term Loan	3.23%	2.33%	1/8/2019	300,000	300,000
5-Year Term Loan	3.23%	2.70%	1/8/2021	750,000	750,000
7-Year Term Loan	3.08%	3.00%	1/9/2023	400,000	400,000
2015 Senior Unsecured Notes	4.97%	5.07%	12/17/2024	150,000	150,000
2016 Senior Unsecured Notes	3.89%	4.00%	12/15/2022	150,000	150,000
2016 Senior Unsecured Notes	4.26%	4.38%	12/15/2025	100,000	100,000
2016 Senior Unsecured Notes	4.32%	4.43%	12/15/2026	100,000	100,000
Total unsecured debt				2,391,773	2,307,162
Net deferred financing costs and net debt discount				(4,680)	(5,063)
Total unsecured debt, net				$2,387,093	$2,302,099

1.
Represents the rate at which interest expense is recorded for financial reporting purposes as of June 30, 2018, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

Derivatives and Non-Derivative Hedging Instruments
As of June 30, 2018, our derivative instruments consist of interest rate swaps, which are cash flow hedges and are reported at fair value in other assets or other liabilities depending on the ending balance. Changes in the effective portion of the fair value of derivatives designated as hedging instruments are recognized in other comprehensive income until the hedged item expires or is recognized in earnings. Prior to our adoption of ASU 2017-12 on January 1, 2018, described in Note 2 in the accompanying Consolidated Financial Statements, the ineffective portion of the change in fair value of a derivative designated as a hedge was immediately recognized in earnings, however subsequent to adoption the entire change in fair value is recognized in other comprehensive income until the hedged item is recognized in earnings. As a result of adoption, we recorded a decrease to our opening retained earnings balance and a corresponding increase to our opening accumulated other comprehensive income balance of $103 as of January 1, 2018, which represents the cumulative amount of hedge ineffectiveness recorded in the Consolidated Statements of Operations at the time of adoption. Derivative accounting may increase or decrease reported net income and shareholders’ equity, depending on future levels of LIBOR interest rates, foreign exchange rates, and other variables affecting the fair values of derivative instruments and hedged items, but will have no effect on cash flows, provided the contract is carried through to full term.
Borrowings on the multicurrency tranche of our 2015 Revolving Credit Facility, which are designated as non-derivative net investment hedges, are recognized at par value based on the exchange rate in effect on the date of the draw. Subsequent changes in the exchange rate of our non-derivative net investment hedge are recognized as part of the cumulative foreign currency translation adjustment within other comprehensive income. Refer to Note 7 and Note 8 in the accompanying Consolidated Financial Statements for additional information on our derivatives and non-derivative hedging instruments, including the fair value measurement of these instruments, as applicable.

The following table summarizes our derivatives and hedging instruments at June 30, 2018. The aggregate fair value of our derivatives is presented in our Consolidated Balance Sheets in derivative instruments and the aggregate carrying value of the non-derivative net investment hedges is included in the balance of our 2015 Revolving Credit Facility. The notional value is an indication of the extent of our involvement in this instrument at that time, but does not represent exposure to credit, interest rate or market risks.

	Benchmark Rate	Notional Value	Strike Rate	Effective Date	Expiration Date	Fair Value
Interest Rate Swap - Waco	1 mo. USD-LIBOR-BBA	14,741 USD	4.55%	12/19/2013	12/19/2020	$64
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.22%	12/19/2016	12/17/2018	472
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.23%	12/19/2016	12/17/2018	470
Interest Rate Swap - 3-Year Term Loan	1 mo. USD-LIBOR-BBA	100,000 USD	1.24%	12/19/2016	12/17/2018	465
Interest Rate Swap - 5-Year Term Loan	1 mo. USD-LIBOR-BBA	750,000 USD	1.60%	12/17/2015	12/17/2020	19,539
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	175,000 USD	1.82%	12/17/2015	1/9/2023	6,853
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	60,000 USD	1.95%	10/13/2017	1/9/2023	2,025
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	40,000 USD	2.01%	10/13/2017	1/9/2023	1,243
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	39,500 USD	1.96%	10/13/2017	1/9/2023	1,298
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	31,500 USD	1.96%	10/13/2017	1/9/2023	1,038
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	31,500 USD	2.00%	10/13/2017	1/9/2023	991
Interest Rate Swap - 7-Year Term Loan	1 mo. USD-LIBOR-BBA	22,500 USD	1.95%	10/13/2017	1/9/2023	754
Net Investment Hedge in GBP-denominated investments	USD-GBP exchange rate	9,000 GBP	N/A	7/15/2016	N/A	—
Net Investment Hedge in EUR-denominated investments	USD-EUR exchange rate	21,300 EUR	N/A	3/8/2018	N/A	—
Total hedging instruments						$35,212

The table below details the location in the financial statements of the gain or loss recognized on the interest rate swaps designated as cash flow hedges for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Accumulated other comprehensive income:
Gain recognized in accumulated other comprehensive income[1]	$4,990	$—	$27,143	$—
Interest expense:
Loss reclassified from accumulated other comprehensive income into interest expense[1]	$271	$271	$539	$539
Gain recognized in interest expense (ineffective portion)[2]	—	—	—	46
Total recognized in interest expense on statements of operations	$271	$271	$539	$585
Gain on derivative instruments:
Gain reclassified from other comprehensive income into gain on derivative instruments[3]	$14,970	$—	$14,970	$—

1.
Periods prior to January 1, 2018, when we adopted ASU 2017-12, include only the effective portion and periods subsequent to January 1, 2018 include both the effective and ineffective portions as the two amounts are no longer separately measured and reported. The six months ended June 30, 2018 includes $103 related to the adoption of ASU 2017-02.

2.	Represents the ineffective portion and pertains only to periods prior to January 1, 2018, when we adopted ASU 2017-12.

3.	Amounts represent gain recognized during the three and six months ended June 30, 2018 related to the termination of our forward starting swap in June 2018.
Refer to Note 8 in the accompanying Consolidated Financial Statements for additional information on our derivative and non-derivative hedging instruments.

Contractual Obligations
We are obligated to fund capital expenditures related to our real estate investments, which primarily consist of expenditures to maintain assets, tenant improvement allowances and other construction or expansion obligations under tenant leases, and leasing commissions. As of June 30, 2018, we had commitments relating to tenant improvement allowances and funding obligations under leases totaling approximately $10,243 that are expected to be funded over the next five years. As of June 30, 2018, we are obligated to fund the development of two properties and remaining improvements at two development properties, for which we have remaining cumulative future commitments of $40,265.
We have committed $61,730 (€52,187) to the Gramercy European Property Fund III. We contributed $28,186 (€23,478) to the Gramercy European Property Fund III as of June 30, 2018. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on June 30, 2018, in the case of unfunded commitments.
We have a 51.0% interest in the E-Commerce JV and have committed capital to fund our pro rata share of the E-Commerce JV’s initial acquisition of six properties, as well as the acquisition of additional properties in the future, subject to the partners' approval. Our pro rata funding commitment for the initial six properties is estimated at approximately $110,000, which will be funded using a combination of OP Units and cash. As of June 30, 2018, we contributed approximately $61,304 to the E-Commerce JV, of which $15,565 was contributed in cash.
We committed to fund $100,000 to Strategic Office Partners, of which $32,427 was funded as of June 30, 2018. In July 2018, we sold our 25.0% interest in Strategic Office Partners to our investment partner, TPG Real Estate, and following the sale we have no outstanding commitment to Strategic Office Partners. Refer to Note 15 in the accompanying Consolidated Financial Statements for more information on the transaction. See Note 4 in the accompanying Consolidated Financial Statements for further information on the Gramercy European Property Fund III, the E-Commerce JV, and Strategic Office Partners.
We have certain properties acquired that are subject to ground leases, which are accounted for as operating leases. The ground leases have varying ending dates, renewal options and rental rate escalations, with the latest leases extending to June 2053. Combined aggregate principal maturities and future minimum payments of our unsecured debt obligations, non-recourse mortgages, and ground leases, in addition to associated interest payments as of June 30, 2018 are as follows:

	July 1 to December 31, 2018	2019	2020	2021	2022	Thereafter	Above market interest	Total
2015 Revolving Credit Facility	$—	$—	$441,773	$—	$—	$—	$—	$441,773
Term Loans	—	300,000	—	750,000	—	400,000	—	1,450,000
Mortgage Notes Payable [1]	6,880	30,450	62,834	19,256	141,929	229,887	—	491,236
Senior Unsecured Notes	—	—	—	—	150,000	350,000	—	500,000
Ground Leases	1,266	2,593	2,596	2,567	2,598	73,504	—	85,124
Interest Payments [2]	54,009	104,625	89,976	58,015	53,868	64,822	3,299	428,614
Total	$62,155	$437,668	$597,179	$829,838	$348,395	$1,118,213	$3,299	$3,396,747

1.	Mortgage note payments reflect accelerated repayment dates, when applicable, pursuant to the related agreement.

2.	Interest payments do not reflect the effect of interest rate swaps.

We have several office locations, which are each subject to operating lease agreements. These office locations include our corporate office at 90 Park Avenue, New York, New York, and our various regional offices located across the United States and Europe.
Leasing Agreements
Future minimum rental revenue under non-cancelable leases, excluding reimbursements for operating expenses, as of June 30, 2018 are as follows:

	July 1 to December 31, 2018	2019	2020	2021	2022	Thereafter	Total
Future Rents	$228,714	$451,176	$433,706	$401,860	$351,738	$1,826,972	$3,694,166
Future straight-line rent adjustments under non-cancelable leases as of June 30, 2018 are as follows:

	July 1 to December 31, 2018	2019	2020	2021	2022	Thereafter	Total
Straight-line Rent Adjustments	$10,622	$14,724	$5,445	$(513)	$(3,543)	$(104,989)	$(78,254)
Off-Balance Sheet Arrangements
We have off-balance sheet investments, including joint ventures and equity investments. These investments all have varying ownership structures. Substantially all of our joint venture and equity investment arrangements are accounted for under the equity method of accounting as we have the ability to exercise significant influence, but not control over the operating and financial decisions of these joint venture and equity investment arrangements. Our off-balance sheet arrangements and financial results are discussed in detail in Note 4 in the accompanying Consolidated Financial Statements.
Transactions with Trustee Related Entities and Related Parties
Our CEO, Gordon F. DuGan, was on the board of directors of the Gramercy European Property Fund prior to its sale in July 2017 and committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund. The two Managing Directors of Gramercy Europe Limited collectively committed and fully funded approximately $1,388 (€1,250) in capital to the Gramercy European Property Fund prior to the sale of its assets in July 2017. Foreign currency commitments have been converted into U.S. dollars based on (i) the foreign exchange rate at the closing date for completed transactions and (ii) the exchange rate that prevailed on June 30, 2018, in the case of unfunded commitments.
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
Core FFO and AFFO are Company-defined measures. Core FFO is presented excluding transaction costs, merger-related expenses, gain (loss) on extinguishment of debt, other-than-temporary impairments on retained bonds, mark-to-market on interest rate swaps, and one-time charges. Our AFFO also excludes non-cash share-based compensation expense, amortization of market lease intangibles, amortization of deferred financing costs and non-cash interest, amortization of free rent received at property acquisition, straight-line rent, and other adjustments including non-real estate depreciation and amortization and straight-line rent related to corporate office leases. Core FFO and AFFO include applicable adjustments for unconsolidated partnerships and joint ventures. We believe that Core FFO and AFFO are useful supplemental measures regarding our operating performances as they provide a meaningful and consistent comparison of our operating performance and allow investors to more easily compare our operating results.
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

FFO, Core FFO, and AFFO for the three and six months ended June 30, 2018 and 2017 are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income attributable to common shareholders	$22,874	$6,514	$48,377	$14,082
Depreciation and amortization	68,479	62,176	139,995	124,393
FFO adjustments for unconsolidated equity investments	4,470	2,337	6,391	4,590
Net income (loss) attributable to noncontrolling interest	845	(113)	1,647	41
Net loss from discontinued operations	—	28	—	52
Impairment loss on real estate investments	1,308	5,580	1,308	18,351
Other adjustments[1]	(221)	(200)	(421)	(408)
Net gain on disposals	(4,523)	(2,002)	(20,778)	(19,379)
Funds from operations attributable to common shareholders and unitholders	$93,232	$74,320	$176,519	$141,722
Core FFO adjustments for unconsolidated equity investments	93	—	767	—
Other-than-temporary impairments on retained bonds	—	—	—	4,890
Transaction costs	614	189	1,658	189
Merger-related expenses	1,945	—	1,945	—
Gain on extinguishment of debt	(83)	(268)	(83)	(60)
Gain on derivative instruments	(14,970)	—	(14,970)	—
Impairment loss - other	3,293	—	3,293	—
Mark-to-market on interest rate swaps	—	—	—	(46)
Core funds from operations attributable to common shareholders and unitholders	$84,124	$74,241	$169,129	$146,695
Non-cash share-based compensation expense	1,948	2,004	3,804	4,058
Amortization of deferred financing costs and non-cash interest	565	1,367	1,079	2,207
Other adjustments[2]	177	200	331	408
Amortization of free rent received at property acquisition	127	236	556	540
AFFO adjustments for unconsolidated equity investments	(45)	(21)	(88)	(7)
Straight-line rent	(5,803)	(7,458)	(12,828)	(14,718)
Amortization of market lease intangibles[3]	(1,313)	(4,680)	(1,705)	(5,227)
Adjusted funds from operations attributable to common shareholders and unitholders	$79,780	$65,889	$160,278	$133,956
Funds from operations per share – basic	$0.56	$0.50	$1.06	$0.98
Funds from operations per share – diluted	$0.56	$0.49	$1.06	$0.96
Core funds from operations per share – basic	$0.51	$0.50	$1.02	$1.01
Core funds from operations per share – diluted	$0.50	$0.49	$1.02	$1.00
Adjusted funds from operations per share – basic	$0.48	$0.44	$0.97	$0.92
Adjusted funds from operations per share – diluted	$0.48	$0.44	$0.96	$0.91
Basic weighted average common shares outstanding – EPS	160,420,278	148,542,916	160,414,240	144,746,251
Weighted average partnership units held by noncontrolling interest	5,934,765	560,443	5,490,217	590,547
Weighted average common shares and units outstanding	166,355,043	149,103,359	165,904,457	145,336,798
Diluted weighted average common shares and common share equivalents outstanding – EPS	160,433,351	149,914,443	160,425,291	145,965,936
Weighted average partnership units held by noncontrolling interest	5,934,765	560,443	5,490,217	590,547
Weighted average share-based payment awards	403,821	597,543	396,794	594,460
Diluted weighted average common shares and units outstanding	166,771,937	151,072,429	166,312,302	147,150,943

1.	Includes non-real estate depreciation and amortization.

2.
Includes non-real estate depreciation, amortization, and straight-line rent related to corporate office leases. Corporate office related straight-line rent has been reclassified into this line for the three and six months ended June 30, 2018.

3.	Includes amortization of lease inducement costs and market lease intangibles.

Cautionary Note Regarding Forward-Looking Information
This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. You can identify forward-looking statements by the use of forward-looking expressions such as “may,” “will,” “should,” “expect,” “believe,” “anticipate,” “estimate,” “intend,” “plan,” “project,” “continue,” or any negative or other variations on such expressions. Forward-looking statements include information concerning possible or assumed future results of our operations, including any forecasts, projections, plans and objectives for future operations. Although we believe that our plans, intentions and expectations as reflected in or suggested by those forward-looking statements are reasonable, we can give no assurance that the plans, intentions or expectations will be achieved. We have listed below some important risks, uncertainties and contingencies which could cause our actual results, performance or achievements to be materially different from the forward-looking statements we make in this report. These risks, uncertainties and contingencies include, but are not limited to, the following:

•
risks associated with our ability to obtain the shareholder approval required to consummate the Merger and the timing of the closing of the Mergers, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of the Mergers will not occur;

•	unanticipated difficulties or expenditures relating to the Mergers;

•	the occurrence of any change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement;

•	the outcome of any legal proceedings that have been, or may be, instituted against the parties and others related to the Merger Agreement;

•
unanticipated difficulties or expenditures relating to the transaction, the response of business partners and competitors to the announcement of the Merger Agreement and/or potential difficulties in employee retention as a result of the announcement and pendency of the Merger Agreement;

•
our exclusive remedy against the counterparties to the Merger Agreement with respect to any breach of the Merger Agreement being to seek payment by Parent of a termination fee in the amount of $414 million (which amount is guaranteed by Blackstone Real Estate Partners VIII L.P.), which may not be adequate to cover our damages;

•	our restricted ability to pay dividends to the holders of our common shares pursuant to the Merger Agreement;

•	the success or failure of our efforts to implement our current business strategy;

•	our ability to identify and complete additional property acquisitions and risks of real estate acquisitions;

•	availability of investment opportunities on real estate assets and real estate-related and other securities;

•	the performance and financial condition of tenants and corporate customers;

•	the adequacy of our cash reserves, working capital and other forms of liquidity;

•	the availability, terms and deployment of short-term and long-term capital;

•	demand for industrial and office space;

•	the actions of our competitors and our ability to respond to those actions;

•	the timing of cash flows from our investments;

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
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Our operating results will depend in large part on differences between the income from our assets and our borrowing costs. Our real estate assets generate income principally from fixed long-term leases and we are exposed to changes in interest rates primarily from floating rate borrowing arrangements. We expect that we will primarily finance our investments in commercial real estate with fixed rate, senior unsecured debt, however, to the extent that we use floating rate borrowing arrangements, our net income from our real estate investments will generally decrease if LIBOR increases. We have used, and may continue to use, interest rate caps or swaps and forward starting swaps to manage our exposure to interest rate changes. We may also employ forward starting derivative instruments to hedge qualifying anticipated transactions. We currently have a 2015 Revolving Credit Facility, several term loans and one mortgage note which are based upon a floating rate which have an aggregate outstanding balance of $1,906,514 at June 30, 2018, of which $1,464,741 is hedged effectively by interest rate swaps which we believe will mitigate the interest rate risk related to these borrowings.

The following chart shows our floating rate debt instruments, including debt that is hedged by interest rate swaps, and the related interest rates, maturity dates and balances as of June 30, 2018:

Floating Rate Debt Instrument	Stated Interest Rate	Effective Interest Rate [1]	Maturity Date	Balance at June 30, 2018
2015 Revolving Credit Facility[2]	3.08%	3.08%	1/8/2020	$405,000
2015 Revolving Credit Facility - Multicurrency tranche[2]	1.11%	1.11%	1/8/2020	36,773
3-Year Term Loan	3.23%	2.33%	1/8/2019	300,000
5-Year Term Loan	3.23%	2.70%	1/8/2021	750,000
7-Year Term Loan	3.08%	3.00%	1/9/2023	400,000
Mortgage note payable - Waco	4.10%	4.75%	12/19/2020	14,741
Total Floating Rate Debt Instruments				$1,906,514

1.
Represents the rate at which interest expense is recorded for financial reporting purposes as of June 30, 2018, which reflects the effect of interest rate swaps and amortization of financing costs and fair market value premiums or discounts.

2.	These floating rate debt instruments are not hedged by interest rate swaps.
The following chart shows a hypothetical 100 basis point increase in interest rates along the entire interest rate curve for the interest rate risk related to the 2015 Revolving Credit Facility:

Change in LIBOR	Projected Decrease in Net Income
Base case
+100 bps	$(1,129)
+200 bps	$(2,258)
+300 bps	$(3,387)
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
As of June 30, 2018 and December 31, 2017, we had outstanding borrowings of $36,773 (€21,300 and £9,000) and $12,162 (€0 and £9,000), respectively, under the multicurrency tranche of our 2015 Revolving Credit Facility, which we designated as a non-derivative net investment hedging instrument pursuant to ASC 815 to mitigate our risk from fluctuations in the exchange rates between the U.S. dollar and both the euro, prior to the aforementioned sale of our euro-denominated investments, and British pound sterling. Our unhedged net investment in foreign currencies was $3,752 and $6,555 as of June 30, 2018 and December 31, 2017, respectively, based on the period ending U.S. dollar values of the hedge of $36,773 and $12,162, respectively.

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
Gramercy and its board of trustees are named as defendants in three pending lawsuits brought by purported Gramercy shareholders challenging the proposed transaction between the Company and affiliates of Blackstone: Anderson v. Gramercy Property Trust et al., No. 1:18-cv-05335-PCK, a purported class action, was filed in the United States District Court for the Southern District of New York on June 13, 2018, Franchi v. Gramercy Property Trust et al., No. 1:18-cv-01842-ELH, a purported class action, was filed in the United States District Court for the District of Maryland on June 20, 2018, and Madry v. Gramercy Property Trust et al., No. 1:18-cv-01851-TDC, an individual action, was filed in the United States District Court for the District of Maryland on June 21, 2018. The complaints allege, among other things, that the individual defendants caused the Company to file a materially incomplete and misleading preliminary proxy statement relating to the proposed transaction in violation of Sections 14(a) and 20(a) of the Exchange Act. The Anderson and Madry complaints seek a variety of equitable and injunctive relief, including enjoining defendants from consummating the proposed merger transaction unless and until the Company provides supplemental disclosures, unspecified damages and, in the case of the Anderson complaint, rescission of the Merger Agreement or any of the terms thereof, or rescissory damages. The Franchi complaint seeks, among other relief, to enjoin defendants from proceeding with, consummating or closing the proposed merger transaction, rescission of the merger transaction or rescissory damages, and dissemination of a supplemental proxy statement. All three complaints also seek an award of attorneys’ and expert fees and expenses. We believe the lawsuits are without merit. We are unable to predict the outcome of these matters.
In addition, we and/or one or more of our subsidiaries are party to various litigation matters that are considered routine litigation incidental to our or their business, none of which are considered material.

ITEM 1A.	RISK FACTORS
Our Annual Report on Form 10-K for the year ended December 31, 2017 includes detailed discussions of our risk factors in the section entitled “Part I, Item 1A. Risk Factors.” Set forth below are certain changes from the risk factors previously disclosed in our Annual Report on Form 10-K, which we are including in this quarterly report on Form 10-Q as a result of our entering into the Merger Agreement on May 6, 2018, as further described above. You should carefully consider the risk factors discussed in our Annual Report on Form 10-K, as well as the other information in this report, which could materially harm our business, financial condition, results of operations, growth prospects or the value of our securities.
Risks Related to the Mergers
There may be unexpected delays in the completion of the Mergers, or the Mergers may not be completed at all.
The Mergers are currently expected to close during the second half of 2018, assuming that all of the conditions in the Merger Agreement are satisfied or waived. The Merger Agreement provides that either we or Parent may terminate the Merger Agreement if the Mergers have not occurred by November 6, 2018. Certain events may delay the completion of the Mergers or result in a termination of the Merger Agreement. Some of these events are outside the control of either party. In particular, the Company Merger and the other transactions contemplated by the Merger Agreement must be approved by the affirmative vote of the holders of common shares as of the record date for the special meeting entitled to cast not less than a majority of all the votes entitled to be cast on the matter. If the required vote is not obtained at a special meeting (including any adjournment or postponement thereof) at which the Company Merger has been voted upon, either we or Parent may terminate the Merger Agreement. We may incur significant additional costs in connection with any delay in completing the Mergers or termination of the Merger Agreement, in addition to significant transaction costs, including legal, financial advisory, accounting, and other costs we have already incurred. We can neither assure you that the conditions to the completion of the Mergers will be satisfied or waived or that any adverse change, effect, event, circumstance, occurrence or state of facts that could give rise to the termination of the Merger Agreement will not occur, nor provide any assurances as to whether or when the Mergers will be completed.
In addition, under the terms of the Merger Agreement, we may not declare or pay any future dividends (other than the regular quarterly dividend of $0.375 per common share for the quarter ended June 30, 2018, which was declared on April 30, 2018 and paid on July 16, 2018 to shareholders of record at the close of business on June 29, 2018) to the holders of our common shares during the term of the Merger Agreement without the prior written consent of Parent, subject to certain exceptions. Depending on when the Mergers are consummated, these restrictions may prevent holders of our common shares from receiving dividends that they might otherwise have received.
Failure to complete the Mergers in a timely manner or at all could negatively affect our share price and future business and financial results.
There is no assurance that the Mergers will occur or that the conditions to the Mergers will be satisfied in a timely manner or at all. Also, there is no assurance that an event, change, or other circumstance that could give rise to the termination of the Merger Agreement will not occur. Delays in completing the Mergers or the failure to complete the Mergers at all could negatively affect our future business and financial results, and, in that event, the market price of our common shares may decline significantly, particularly to the extent that the current market price reflects a market assumption that the Mergers will be completed. If the Mergers are not completed for any reason, we will be subject to several risks, including the diversion of management focus and resources from operational matters and other strategic opportunities while working to implement the Mergers, any of which could materially adversely affect our business, financial condition, results of operations and the value of our securities.
The pendency of the Mergers could adversely affect our business and operations.
In connection with the pending Mergers, some of our current or prospective tenants, lenders, joint venture partners or vendors may delay or defer decisions, which could negatively impact our revenues, earnings, cash flows and expenses, regardless of whether the Mergers are completed. In addition, under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Mergers. These restrictions may prevent us from pursuing certain strategic transactions, undertaking certain capital projects, undertaking certain financing transactions and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial and may cause us to forego certain opportunities we might otherwise pursue absent the Merger Agreement. Additionally, the pendency of the Mergers may make it more difficult for us to effectively recruit, retain and incentivize key personnel and may cause distractions from our strategy and day-to-day operations for our current employees and management.
An adverse judgment in a lawsuit challenging the Mergers may prevent the Mergers from becoming effective or from becoming effective within the expected timeframe.
We and the members of our board of trustees have been named as defendants in two purported class action lawsuits, and a third individual action, related to the Mergers, and seeking, among other things, to enjoin us from consummating the Mergers. Our shareholders may file additional lawsuits challenging the Mergers or the other transactions contemplated by the Merger Agreement, which may name us and/or our board of trustees as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Mergers on the agreed-upon terms, such an injunction may delay the completion of the Mergers in the expected timeframe, or may prevent the Mergers from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect the operation of our business.
Counterparties to certain of our agreements may have consent rights in connection with the Mergers.
We are party to certain agreements that give the counterparties to such agreements certain rights, including consent rights, in connection with “change in control” transactions or otherwise. Under certain of these agreements, the Mergers may constitute a “change in control” or otherwise give rise to consent rights and, therefore, the counterparties may assert their rights in connection with the Mergers, including in the case of indebtedness, acceleration of amounts due. Any such counterparty may request modifications of its agreements as a condition to granting a waiver or consent under those agreements, and there can be no assurance that such counterparties will not exercise their rights under the agreements, including termination rights where available. In addition, the failure to obtain consent under one agreement may be a default under other agreements and, thereby, trigger rights of the counterparties to such other agreements, including termination rights where available.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	INDEX TO EXHIBITS

Exhibit No.	Description
2.1
Agreement and Plan of Merger, dated as of May 6, 2018, by and among Gramercy Property Trust, BRE Glacier Parent L.P., BRE Glacier L.P., BRE Glacier Acquisition L.P. and GPT Operating Partnership LP, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2018.

10.1
Amended and Restated Employment and Noncompetition Agreement between Gordon DuGan, Gramercy Property Trust and GPT Operating Partnership LP, effective as of May 6, 2018, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2018.

10.2
Amendment to Employment and Noncompetition Agreement by and between Benjamin Harris and Gramercy Property Trust, effective as of May 6, 2018, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2018

10.3
Amendment to Employment and Noncompetition Agreement by and between Nicholas Pell and Gramercy Property Trust, effective as of May 6, 2018, incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on May 7, 2018.

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

GRAMERCY PROPERTY TRUST

Dated: July 31, 2018	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer (duly authorized officer and principal financial and accounting officer)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GPT Operating Partnership LP

Dated: July 31, 2018	/s/ Jon W. Clark
Name: Jon W. Clark
Title: Chief Financial Officer, Gramercy Property Trust, the sole general partner of the Operating Partnership (duly authorized officer and principal financial and accounting officer)